Form 10-Q
period 1995-03-31
SUPREME INDUSTRIES INC
filed 1995-05-11
CIK 350846

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   (X)      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1995
                               OR
   ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from      to

                 Commission File No. 1-8183

                  SUPREME INDUSTRIES, INC.
   (Exact name of registrant as specified in its charter)

             Delaware                          75-1670945
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
  incorporation or organization)

                      65140 U.S. 33 East, P.O. Box 237
                      Goshen, Indiana  46526
                      (Address of principal executive
                      offices)

Registrant's telephone number, including area code: (219)642-3070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  (X)     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock ($.10 Par Value)       Outstanding at May 4, 1994

            Class A                            5,791,277
            Class B                            1,642,882

The index to Exhibits is at page 10 in the sequential numbering system. Total pages:11

                        SUPREME INDUSTRIES, INC.
                                CONTENTS

Part I. Financial Information                             Pages
 Item 1. Financial Statements:
        Consolidated Condensed Balance Sheets                   3 & 4
        Consolidated Condensed Statements of Income                5
        Consolidated Condensed Statements of Cash Flows            6
        Notes to Consolidated Condensed Financial Statements       7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   7 & 8

Part II. Other Information                                         9

Signatures                                                         9

Index to Exhibits                                                 10


                      Part I.  Financial Information
                       Item 1.  Financial Statements


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                             March 31,      December 31,
                                               1995            1994
Assets

Current assets:
Cash and cash equivalents                       $92,048       $273,720
Accounts receivable, net                     21,771,839     15,733,321
Inventories                                  23,731,948     19,715,520
Deferred income taxes                         1,060,572      1,060,572
Other current assets                            369,930        228,161

Total current assets                         47,026,337      37,011,294


Property, plant and equipment:
Land and improvements                         1,878,376       1,840,393
Buildings and improvements                    7,733,623       7,511,881
Leasehold improvements                        4,723,829       4,678,091
Machinery and equipment                      15,165,743      14,398,281
                                             29,501,571      28,428,646
Less, Accumulated depreciation and
  amortization                               11,256,857      10,963,180

Property, plant and equipment, net           18,244,714      17,465,466


Intangible assets, net                        2,264,487       2,315,314
Other assets                                    800,000         800,000

Total assets                                $68,335,538     $57,592,074

The accompanying notes are a part of the consolidated financial statements.



Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded


                                             March 31,      December 31,
                                               1995            1994
Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt          $2,978,831      $2,947,776
Trade accounts payable                         9,655,414       7,401,498
Accrued income taxes payable                   1,679,902         812,242
Other accrued liabilities                      5,274,747       5,799,353

Total current liabilities                     19,588,894      16,960,869

Long-term debt                                26,372,494      19,747,322

Deferred income taxes                            888,740         888,740

Total liabilities                             46,850,128      37,596,931


Stockholders' equity:
Class A Common Stock, $.10 par value             577,213         571,499
Class B Common Stock, convertible into
  Class A Common Stock on a one-for-one
  basis, $.10 par value                          165,800         171,515
Additional paid-in capital                    10,953,545      10,953,544
Retained earnings                              9,945,338       8,455,071
Treasury stock, at cost, 13,757 shares
  of Class A Common Stock                       (156,486)       (156,486)

Total Stockholders' equity                    21,485,410      19,995,143

Total liabilities and stockholders' equity   $68,335,538     $57,592,074

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income

                                                Three Months Ended
                                                      March 31,
                                               1995            1994

Revenues                                     $43,669,383     $32,326,318

Costs and expenses:
Cost of sales                                 37,405,360      27,556,902
Selling, general and administrative            3,267,471       2,746,043
Interest                                         483,285         412,147

                                              41,156,116      30,715,092

Income before income taxes                     2,513,267       1,611,226

Income taxes                                   1,023,000         685,000

Net income                                    $1,490,267        $926,226


Earnings per share:
Primary                                            $0.20           $0.12
Fully diluted                                      $0.19           $0.12

Weighted average number of shares of
  common stock and common stock equivalents:
Primary                                        7,468,625       7,474,056
Fully diluted                                  8,081,621       8,029,842


The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                Three Months Ended
                                                      March 31,
                                               1995            1994


Cash flows from operating activities:
Net income                                    $1,490,267       $926,226
Depreciation and amortization                    431,176        372,294
Amortization of intangibles                       50,827         50,828
Gain on sale of equipment                         (2,894)       (29,503)
Changes in operating assets and liabilities   (7,599,745)      (941,838)

Net cash provided by (used in)
  operating activities                        (5,630,369)       378,007

Cash flows from investing activities:
Additions to property, plant and equipment    (1,210,424)    (1,349,046)
Proceeds from sale of property, plant
  and equipment                                    2,894         76,643

Net cash used in investing activities         (1,207,530)    (1,272,403)

Cash flows from financing activities:
Proceeds from revolving line of credit
  and other long-term debt                    20,400,531     33,868,036
Repayments of revolving line of credit
  and other long-term debt                   (13,744,304)   (31,274,817)
Proceeds from exercise of stock options
  and warrants                                     ---              621

Net cash provided by financing activities      6,656,227      2,593,840

Increase (decrease) in cash and
  cash equivalents                              (181,672)     1,699,444
Cash and cash equivalents, beginning
  of period                                      273,720        642,339

Cash and cash equivalents, end of period         $92,048     $2,341,783

The accompanying notes are a part of the consolidated financial statements.


          SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A -BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. The December 31, 1994 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:


                               March 31,    December 31,
                                  1995          1994

Raw materials                 $14,864,026   $11,718,902
Work-in-progress                2,716,238     2,716,238
Finished goods                  6,151,684     5,280,380
                              $23,731,948   $19,715,520

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method and bills of materials. Since 1989 the Company has had favorable adjustments in the fourth quarter resulting from the annual physical inventories. The Company is continuing to refine its costing procedures for valuation of interim inventories in an effort to minimize the annual book to physical inventory adjustments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the quarter ended March 31, 1995 increased
$11,343,065 to $43,669,383 from $32,326,318 for the quarter
ended March 31, 1994.  Net income for the quarter ended March
31, 1995 increased $564,041 to $1,490,267 from $926,226 for the quarter ended March 31, 1994.

The significant increase in revenues can be attributed to continued strong demand for the Company's broad product line at all six manufacturing facilities. While first quarter revenues are benefiting from two price increases implemented in 1994, the majority of the revenue growth can be attributed to increased volume as well as a change in product mix to units with higher individual selling prices.

The Company's cost of sales as a percentage of revenue increased slightly for the quarter ended March 31, 1995 when compared to the prior year comparable quarter. The Company experienced significant increases in the cost of aluminum, steel, wood and fiberglass during the last half of 1994 that were not completely offset by the price increases implemented during 1994. The Company's overhead and direct labor expenses improved as a percentage of revenues. The fixed expenses in the Company's overhead pool were responsible for the improvement in the overhead percentage while a change in product mix and productivity improvements were responsible for the improvement in direct labor as a percentage of total revenues.

The improvement in net income as a percentage of revenues can be primarily attributed to declines in selling, general and administrative expense and interest expenses as a percentage of revenues. The fixed nature of certain items in selling, general and administrative expenses were responsible for the improvement in this category. The improvement in interest expense as a percentage of revenues, even though interest dollars and borrowings were up, can be attributed to more favorable interest rates on the Company's new "Credit Agreement" entered into on April 25, 1994.

Liquidity and Capital Resources

Funds available under the Company's revolving credit agreement were sufficient to finance the first quarter 1995 operations, finance capital expenditures and service debt obligations. The Company is currently using its complete availability under the $12,000,000 revolving credit agreement to finance higher receivables and inventories associated with major contracts to be completed and delivered principally in the first six months of the year. The Company anticipates an improvement in credit availability as these contracts are delivered.

The ratio of current assets to current liabilities was 2.4 to 1 at March 31, 1995 compared to 2.2 to 1 at December 31, 1994. Capital expenditures were $1,210,424 for the quarter ended March 31, 1995. These expenditures were funded with borrowings under the Company's revolving credit agreement. Historically the Company experiences negative cash flow from operating activities in the first quarter correlating with the significant increases in accounts receivable and inventory requirements associated with major contracts to be delivered in the first six months of the year.

The Company anticipates that cash flow from operations and funds available from outside financing will be sufficient to finance the balance of 1995 operations and planned capital expenditures.

PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits
         11 - Statements Regarding Earnings Per Share
         27 - Financial Data Schedule

     b)  Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SUPREME INDUSTRIES, INC.

Date: May 9, 1995              By:/s/Robert W. Wilson
                               Executive Vice President, Treasurer,
                               Chief Financial Officer and Director
                               (Principal Financial and Accounting
                                  Officer)

                               (Signing on behalf of the Registrant
                               and as Principal Financial Officer)

                      INDEX TO EXHIBITS

Exhibit No.   Description                             Page

    11        Computation of Earnings Per Share         11
    27        Financial Data Schedule                   12

EXHIBIT 11-- STATEMENT RE:  COMPUTATION OF PER SHARE
               EARNINGS (LOSS)

                  SUPREME INDUSTRIES, INC.
        (Amount in thousands, except per share data)

                                    Three Months Ended March 31,
                                        1995           1994

PRIMARY
Average shares outstanding             7,417          7,227
Net effect of dilutive stock options
and warrants - based on the treasury
stock method using average market
price                                     52            247

             TOTAL                     7,469          7,474

Net income                            $1,490         $  926
Net income per share                  $  .20         $  .12

FULLY DILUTED
Average shares outstanding             7,417          7,227
Net effect of dilutive stock options
and warrants - based on the treasury
stock method using the period-end market
price, if higher than the average market
price                                    109            247

Net effect of subordinated convertible
notes                                    556            556

             TOTAL                     8,082          8,030

Net income                            $1,490         $  926
Interest expense reduction due to
assumed conversion of subordinated
convertible notes - net of tax            34             32

Net income as adjusted                $1,524         $  958
Net income per share                  $ 0.19         $ 0.12
