Form 10-Q
period 1995-06-30
SUPREME INDUSTRIES INC
filed 1995-08-07
CIK 350846

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   (X)      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1995
                               OR
   ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

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
                      (Address of principal executive
                      offices)

Registrant's telephone number, including area code:(219)642-3070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock ($.10 Par Value)       Outstanding at July 26,1995

            Class A                            5,803,279
            Class B                            1,658,000

The index to Exhibits is at page 11 in the sequential numbering system. Total number of pages: 12 .


                        SUPREME INDUSTRIES, INC.
                                CONTENTS

                                            							      Page No.
PART I.		FINANCIAL INFORMATION
  Item 1.		Financial Statements:
  		Consolidated Balance Sheets                     				   3 & 4
  		Consolidated Statements of Income		                        5
  		Consolidated Statements of Cash Flows		                    6
  		Notes to Consolidated Financial Statements	                7

  Item 2.	Management's Discussion and Analysis of		        8 & 9
        		Financial Condition and Results of Operations


PART II.		OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security
          Holders                                              9

          Signatures		                                        10

          Index to Exhibits						                             11





                     Part I.  Financial Information

                        Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                             June 30,        December 31,
                                               1995              1994
Assets

Current assets:
Cash and cash equivalents                    $104,141          $273,720
Accounts receivable, net                   20,704,421        15,733,321
Inventories                                20,243,109        19,715,520
Deferred income taxes                       1,060,572         1,060,572
Other current assets                          355,879           228,161

Total current assets                       42,468,122        37,011,294


Property, plant and equipment:
Land and improvements                       1,937,030         1,840,393
Buildings and improvements                  8,084,556         7,511,881
Leasehold improvements                      4,770,256         4,678,091
Machinery and equipment                    16,024,098        14,398,281
                                           30,815,940        28,428,646
Less, Accumulated depreciation and
  amortization                             11,693,273        10,963,180

Property, plant and equipment, net.        19,122,667        17,465,466


Intangible assets, net                      2,213,659         2,315,314
Other assets                                  700,000           800,000

Total assets                              $64,504,448       $57,592,074

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

                                             June 30,         December 31,
                                               1995               1994
Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt        $3,006,601         $2,947,776
Trade accounts payable                       7,258,212          7,401,498
Accrued income taxes payable                 1,072,902            812,242
Other accrued liabilities                    5,856,268          5,799,353

Total current liabilities                   17,193,983         16,960,869

Long-term debt                              22,237,621         19,747,322

Deferred income taxes                          888,740            888,740

Total liabilities                           40,320,344         37,596,931


Stockholders' equity:
Class A Common Stock, $.10 par value           578,814            571,499
Class B Common Stock, convertible into
  Class A Common Stock on a one-for-one
  basis, $.10 par value                        165,800            171,515
Additional paid-in capital                  11,014,233         10,953,544
Retained earnings                           12,581,743          8,455,071
Treasury stock, at cost, 13,757 shares
  of Class A Common Stock                    (156,486)          (156,486)

Total stockholders' equity                  24,184,104         19,995,143

Total liabilities and stockholders'
  equity                                   $64,504,448        $57,592,074

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income

                          Three Months Ended            Six Months Ended
                               June 30,                      June 30,
                           1995         1994             1995       1994

Revenues               $48,136,419  $36,321,425     $91,805,802  $68,647,743

Costs and expenses:
Cost of sales           39,365,804   30,004,892      76,771,164   57,561,794
Selling, general and
  administrative         3,879,878    3,001,215       7,147,349    5,747,258
Interest                   456,332      404,045         939,617      816,192

                        43,702,014   33,410,152      84,858,130   64,125,244

Income before income
  taxes                  4,434,405    2,911,273       6,947,672    4,522,499

Income taxes             1,798,000    1,254,000       2,821,000    1,939,000

Net income              $2,636,405   $1,657,273      $4,126,672   $2,583,499


Earnings per share:
Primary                       $.34         $.23            $.54         $.35
Fully diluted                 $.32         $.21            $.50         $.33

Weighted average number
  of shares of common
  stock and common stock
  equivalents:
Primary                  7,780,873    7,346,068       7,679,018    7,402,845
Fully diluted            8,457,818    7,901,854       8,456,052    7,958,631

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                     Six Months Ended
                                                         June 30,
                                                     1995         1994


Cash flows from operating activities:
Net income                                      $4,126,672      $2,583,499
Depreciation and amortization                      916,122         719,594
Amortization of intangibles                        101,655         101,655
Decrease in other assets                           100,000           -----
Gain on sale of equipment                          (9,250)        (29,503)
Changes in operating assets and liabilities    (5,452,118)     (5,697,713)

Net cash used in operating activitities          (216,919)     (2,322,468)

Cash flows from investing activities:
Additions to property, plant and equipment     (2,573,323)     (3,654,675)
Proceeds from sale of property, plant
  and equipment                                      9,250          76,643

Net cash used in investing activities          (2,564,073)     (3,578,032)

Cash flows from financing activities:
Proceeds from revolving line of credit
  and other long-term debt                      36,136,666      48,272,400
Repayments of revolving line of credit
  and other long-term debt                    (33,587,542)    (43,192,476)
Proceeds from exercise of stock options
  and warrants                                      62,289         302,596

Net cash provided by financing activities        2,611,413       5,382,520

Decrease in cash and cash equivalents            (169,579)       (517,980)
Cash and cash equivalents, beginning
  of period                                        273,720         642,339

Cash and cash equivalents, end of period          $104,141        $124,359

The accompanying notes are a part of the consolidated financial statements.

          SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.
All adjustments are of a normal and recurring nature. The December 31, 1994 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


NOTE B - INVENTORIES

Inventories which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:

                               June 30,      December 31,
                                1995             1994

Raw materials                $ 11,840,224     $11,718,902
Work-in-progress                2,756,858       2,716,238
Finished goods                  5,646,027       5,280,380
                             $ 20,243,109     $19,715,520

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
        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the six months ended June 30, 1995 increased $23,158,059 to $91,805,802 while revenues for the three months ended June 30, 1995 increased $11,814,994 to $48,136,419. Net income for the six months ended June 30, 1995 increased $1,543,173 to $4,126,672 while net income for the three months ended June 30, 1995 increased $979,132 to $2,636,405.

The increase in revenues can be attributed to strong demand for the Company's diversified product lines in all market areas as well as an increase in fleet orders over the comparable prior year period. The acquisition of Murphy Body Company in August
1994 provided the Company with expanded refrigerated product lines, however, these new product lines were a very small percentage of the revenue growth. The principle benefit to date of the Murphy acquisition has been the additional capacity provided for the Company's existing refrigerated product lines.

The increase in net income for the three months and six months ended June 30, 1995 can be directly attributed to the significant increase in revenues for the periods. The gross profit percentage changed very little from the prior year periods. Increases in the Company's basic raw material costs were offset by improved direct labor efficiency and lower overhead cost as a percentage of total revenues caused by the fixed nature of certain components of the overhead structure.


Liquidity and Capital Resources

Funds available under the Company's revolving credit agreement were sufficient to finance operations for the six months ended June 30, 1995, finance capital expenditures and service debt obligations. Availability under the Company's revolving credit agreement was $1.7 million at June 30, 1995.

The ratio of current assets to current liabilities was 2.5 to 1 at June 30, 1995 compared to 2.2 to 1 at December 30, 1994.

Capital expenditures in the period were $2,573,323 for the six months ended June 30, 1995. Major expenditures during the period were for the construction of the Company's patented Fiberglass Reinforced Plywood (FRP) machine and the building to house it. The Company also purchased property in Rhode Island for its sales/distribution facility servicing the New England area. These expenditures were funded with borrowings under the Company's revolving credit agreement.

For the six months ended June 30, 1995 operating activities used $.2 million of cash compared to last years period ended June 30, 1994 when operating activities used $2.3 million of cash. The usage of cash in the 1995 period resulted from significantly higher levels of accounts receivable due to the strong growth in revenues. This usage was offset by cash provided as a result of the strong growth in earnings. The net usage of cash in the 1994 period resulted from a substantial growth in accounts receivable in that period, as well as the reduction in accounts payable as the Company availed itself of discounts.

The Company believes cash flow from operations and funds available from outside financing sources will be sufficient to finance the balance of 1995 operations and planned capital expenditures.


Part II. OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

Supreme Industries, Inc.'s annual meeting was held on June 22, 1995. Below is a summary of matters voted upon at that meeting.

a)	The following individuals were elected Directors by the
holders of the Company's Class A Common Stock by a vote of 4,545,802 to 7,994 with no abstentions:

                  						H. Douglas Schrock
                        Rice M. Tilley
                        Rick L. Horn

The following individuals were elected Directors by the holders of the Company's Class B Common Stock by a vote of 1,621,848 to 0 with no abstentions:

                  						William J. Barrett
                  						Robert J. Campbell
                  						Thomas Cantwell
                  						Herbert M. Gardner
                  						Omer G. Kropf
                  						Robert W. Wilson

b)	Coopers & Lybrand L.L.P. was ratified as the Company's independent auditors by a vote of 6,156,679 to 11,564 with 7,401 abstaining.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		a)	Exhibits:

  			Exhibit 11-Statement Regarding Computation of
                Per Share Earnings


 	b)	Reports on Form 8-K:  None



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          						SUPREME INDUSTRIES, INC.

DATE:    _____________		        BY:	/S/ROBERT W. WILSON
                         							Executive Vice President, Treasurer,
                                Chief Financial Officer and Director
                                (Principal Financial and Accounting
                                Officer)

                                (Signing on behalf of the Registrant
                                and as Principal Financial Officer)

                       INDEX TO EXHIBITS

Exhibit No.	    Description                    							   	Page

    11	        	Statement Regarding Computation of
                Per Share Earnings                       		 12

EXHIBIT 11 STATEMENT REGARDING COMPUTATION OF PER SHARE
             EARNINGS

                  SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
        (Amount in thousands, except per share data)

                                           Six Months Ended June 30,
                                            1995            1994

PRIMARY
Average shares outstanding                 7,417           7,213
Net effect of dilutive stock options
  and warrants - based on the treasury
	 stock method using average market
  price                                      262             190

                       TOTAL               7,679           7,403

Net income                                $4,127          $2,583
Net income per share                      $  .54          $  .35


FULLY DILUTED
Average shares outstanding                 7,417           7,213
Net effect of dilutive stock options
  and warrants - based on the treasury
  stock method using the period-end market
  price, if higher than the average market
  price                                      483             190

Net effect of subordinated convertible
  notes                                      556             556

                      TOTAL	               8,456           7,959


Net income                                $4,127          $2,583
Interest expense reduction due to
  assumed conversion of subordinated
  convertible notes - net of tax              67              65

Net income as adjusted                    $4,194          $2,648
Net income per share 			                  $  .50          $ 0.33
