Form 10-Q/A
period 1995-06-30
SUPREME INDUSTRIES INC
filed 1995-08-11
CIK 350846

The orignal 10-Q for the period end June 30, 1995 was submitted and excepted on August 7, 1995. We did find an error on our part and we are submitting an amended 10-Q for the same period. The error occured on the signature page where we left out the date.


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

            For the transition period from      to

                  Commission File No. 1-8183

                   SUPREME INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

            Delaware          	              75-1670945
(State or other jurisdiction of	   (I.R.S. Employer Identification
incorporation or organization)	     No.)

                      65140 U.S. 33 East, P.O. Box 237
                      Goshen, Indiana  46526

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



         						SUPREME INDUSTRIES, INC.

DATE: 08/07/95                   			BY: /S/ROBERT W. WILSON
                                 							Robert W. Wilson
                                 							Executive Vice President,
                                								Treasurer, Chief Financial
                                								Officer and Director
                                       	(Principal Financial and
                                        Accounting Officer)

                                        (Signing on behalf of the
                                        Registrant and as Principal
                                        Financial Officer.)


