Form 10-Q/A
period 1995-06-30
SUPREME INDUSTRIES INC
filed 1995-08-14
CIK 350846

The orignal 10-Q for the period ended June 30, 1995 was submitted and accepted on August 7, 1995. We did find an error on our part and we are submitting an amended 10-Q for the same period. The error occured on the signature page where we left out the date. The day August 7, 1995 has now been submitted.


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