Form 10-Q
period 1995-09-30
SUPREME INDUSTRIES INC
filed 1995-11-09
CIK 350846

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   (X)      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 1995
                               OR
   ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)       Outstanding at October 31, 1995

            Class A                            5,795,922
            Class B                            1,637,882

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

     ITEM 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      8 & 9

PART II.         OTHER INFORMATION

     ITEM 6.     Exhibits and Reports on Form 8-K                    9

                 Signatures                                         10

                 Index to Exhibits                                  11

                    Part I.  Financial Information

                       Item 1.  Financial Statements


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets


                                           September 30,      December 31,
                                              1995                1994

Assets                                     (Unaudited)

Current assets:
Cash and cash equivalents                     $114,320           $273,720
Accounts receivable, net                    16,887,653         15,733,321
Inventories                                 19,622,956         19,715,520
Deferred income taxes                        1,060,572          1,060,572
Other current assets                           225,668            228,161

Total current assets                        37,911,169         37,011,294


Property, plant and equipment:
Land and improvements                        1,970,021          1,840,393
Buildings and improvements                   8,397,530          7,511,881
Leasehold improvements                       4,826,595          4,678,091
Machinery and equipment                     16,923,836         14,398,281

                                            32,117,982         28,428,646

Less, Accumulated depreciation
and amortization                            11,998,099         10,963,180

Property, plant and equipment, net          20,119,883         17,465,466

Intangible assets, net                       2,162,832          2,315,314
Other assets                                   700,000            800,000


Total assets                               $60,893,884        $57,592,074


The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded


                                          September 30,        December 31,
                                             1995                 1994

Liabilities and Stockholders' Equity       (Unaudited)

Current liabilities:
Current maturities of long-term debt         $3,007,756         $2,947,776
Trade accounts payable                        5,421,386          7,401,498
Accrued income taxes payable                    556,681            812,242
Other accrued liabilities                     6,493,367          5,799,353

Total current liabilities                    15,479,190         16,960,869

Long-term debt                               18,712,389         19,747,322

Deferred income taxes                           888,740            888,740

Total liabilities                            35,080,319         37,596,931


Stockholders' equity:
Class A Common Stock, $.10 par value            580,826            571,499
Class B Common Stock, convertible into
  Class A Common Stock on a one-for-one
  basis, $.10 par value                         163,788            171,515
Additional paid-in capital                   11,014,233         10,953,544
Retained earnings                            14,211,204          8,455,071
Treasury stock, at cost, 13,757 shares
  of Class A Common Stock                     (156,486)          (156,486)

Total stockholders' equity                   25,813,565         19,995,143

Total liabilities and stockholders'
  equity                                    $60,893,884        $57,592,074


The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                           Three Months Ended          Nine Months Ended
                              September 30,               September 30,
                          1995           1994          1995          1994
Revenues              $37,436,575   $33,025,050    $129,242,377  $101,672,793

Costs and expenses:
Cost of sales          30,722,524    27,486,574     107,493,688    85,048,368
Selling, general
  and administrative    3,463,637     3,015,884      10,610,986     8,763,142
Interest                  497,953       394,273       1,437,570     1,210,465


                       34,684,114    30,896,731     119,542,244    95,021,975


Income before income
  taxes                 2,752,461     2,128,319       9,700,133     6,650,818

Income taxes            1,123,000       896,000       3,944,000     2,835,000


Net income             $1,629,461    $1,232,319      $5,756,133    $3,815,818


Earnings per share:
     Primary                 $.20          $.17            $.74          $.51

     Fully diluted            .20           .16             .69           .49


Weighted average number
  of shares of common
  stock and common stock
  equivalents:
     Primary            7,960,381     7,437,440       7,782,073     7,410,311

     Fully diluted      8,516,167     8,001,605       8,496,700     7,966,097

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                               Nine Months Ended
                                                  September 30,
                                               1995         1994

Cash flows from operating activities:
Net income                                   $5,756,133    $3,815,818
Depreciation and amortization                 1,307,418     1,087,008
Amortization of intangibles                     152,482       152,482
Decrease in other assets                        100,000         -----
Gain on sale of equipment                      (17,807)      (38,304)
Changes in operating assets and
  liabilities                               (2,600,934)   (3,816,698)

Net cash provided by operating
  activities                                  4,697,292     1,200,306

Cash flows from investing activities:
Acquisition of a business                         -----   (1,142,102)
Additions to property, plant and
  equipment                                 (3,965,851)   (5,711,110)

Proceeds from sale of property, plant
  and equipment                                  21,823        84,792

Net cash used in investing activities       (3,944,028)   (6,768,420)


Cash flows from financing activities:
Proceeds from revolving line of credit
  and other long-term debt                   51,526,425    50,970,546
Repayments of revolving line of credit
  and other long-term debt                 (52,501,378)  (46,254,283)
Proceeds from exercise of stock options
  and warrants                                   62,289       305,097

Net cash provided by (used in)
  financing activities                        (912,664)     5,021,360


Decrease in cash and cash equivalents         (159,400)     (546,754)
Cash and cash equivalents, beginning of
  period                                        273,720       642,339


Cash and cash equivalents, end of
  period                                       $114,320       $95,585


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

Certain items on the 1994 consolidated statement of income have been reclassified to conform to the 1995 presentation. The reclassifications had no impact on net income as previously reported.


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:


                            September 30,         December 31,
                               1995                   1994

Raw materials               $ 10,945,064         $ 11,718,902
Work-in-progress               2,756,858            2,716,238
Finished goods                 5,921,034            5,280,380

                            $ 19,622,956         $ 19,715,520


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
        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the nine months ended September 30, 1995 increased $27,569,584 to $129,242,377 while revenues for the three months ended September 30, 1995 increased $4,411,525 to $37,436,575 when compared to the same periods in 1994. Net income for the nine months ended September 30, 1995 increased $1,940,315 to $5,756,133 while net income for the three months ended September 30, 1995 increased $397,142 to $1,629,461 when compared to the same periods in 1994.

The increase in revenues reflects continuing strong demand for the Company's diversified product lines in all market areas.
The acquisition of Murphy Body Company in August 1994 provided the Company with expanded refrigerated product lines, however these new product lines were a small percentage of the revenue growth. The real contribution of the Murphy acquisition has been the additional capacity provided for the Company's existing refrigerated product lines.

Gross profit as a percentage of revenues was 16.8% and 16.4% for the nine months ended September 30, 1995 and 1994, respectively. Gross profit as a percentage of revenues was 17.9% and 16.8% for the quarters ended September 30, 1995 and 1994, respectively. The gross profit improvement is due to selling price increases implemented during the past twelve months and improved direct labor efficiency.

The increase in net income for the three months and nine months ended September 30, 1995, when compared to the same periods in 1994, can be directly attributed to the increase in revenues for the periods.


Liquidity and Capital Resources

Funds generated by operating activities were sufficient to finance operations and capital expenditures and to service debt obligations for the nine months ended September 30, 1995. Availability under the Company's revolving credit agreement was $2.8 million at September 30, 1995.

The ratio of current assets to current liabilities was 2.4 to 1 at September 30, 1995 compared to 2.2 to 1 at December 31, 1994.

Capital expenditures were $3,965,851 for the nine months ended September 30, 1995. Major expenditures during the period were for the construction of the Company's patented Fiberglass Reinforced Panel (FRP) machine and the building to house it, the construction of a Company-owned hardwood flooring facility in Honduras and the purchase of property in Rhode Island for a sales/distribution facility servicing the New England area. These expenditures were funded with cash provided by operating activities.

For the nine months ended September 30, 1995 operating activities provided $4.7 million of cash compared to last year's period ended September 30, 1994 when operating activities provided $1.2 million of cash. The increase in cash provided during the 1995 period as compared with the same period in 1994 resulted from the strong growth in earnings.

The Company believes cash flow from operations and funds available from outside financing sources will be sufficient to finance the balance of 1995 operations and planned capital expenditures.



PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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



                                SUPREME INDUSTRIES, INC.
DATE:  11-09-95                 BY:  /S/ROBERT W. WILSON
                                     Robert W. Wilson
                                     Executive Vice President,
                                     Treasurer, Chief Financial Officer
                                     and Director (Principal Financial
                                     and Accounting Officer)

                                     (Signing on behalf of the Registrant
                                     and as Principal Financial Officer)

                             INDEX TO EXHIBITS

Exhibit No.       Description                            Page No.
   11             Statement Regarding Computation of
                  Per Share Earnings                        12

                                  EXHIBIT 11

            STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
(Amount in thousands, except per share data)




                                                   Nine Months
                                               Ended September 30,
                                               1995            1994

PRIMARY
     Average shares outstanding                7,417           7,213
     Net effect of dilutive stock
       options and warrants - based
       on the treasury stock method
       using average market price                365             197

TOTAL                                          7,782           7,410


Net income                                   $ 5,756         $ 3,816

Net income per share                         $   .74         $   .51


FULLY DILUTED
     Average shares outstanding                7,417           7,213

     Net effect of dilutive stock
       options and warrants - based
       on the treasury stock method
       using the period-end market
       price, if higher than the
       average market price                      524             197
     Net effect of subordinated
       convertible notes                         556             556

TOTAL                                          8,497           7,966


Net income                                   $ 5,756         $ 3,816
Interest expense reduction due to
  assumed conversion of subordinated
  convertible notes - net of tax                 100              97

Net income as adjusted                       $ 5,856         $ 3,913

Net income per share                         $   .69         $   .49

