Form 10-K
period 1995-12-31
SUPREME INDUSTRIES INC
filed 1996-03-28
CIK 350846

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995.
                                       or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the
           transition period from     to        .

                           Commission File No. 1-8183

                            SUPREME INDUSTRIES, INC.
            (Exact name of Registrant as specified in its charter)

       Delaware                                       75-1670945
(State of Incorporation)                   (IRS Employer Identification No.)

         P.O. Box 237,  65140 U.S. 33 East,  Goshen, Indiana       46526
              (Address of principal executive offices)           (Zip Code)

(Registrant's telephone number, including area code) - (219) 642-3070

         Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock ($.10 Par Value)            American Stock Exchange
1993 Callable Warrants                           American Stock Exchange
(Title of each class)              (Name of Each Exchange on Which Registered)

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of the Form
10-K or any amendment hereto.   X

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1996: $45,930,935

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                 Outstanding at March 15, 1996
Class A Common Stock ($.10 Par Value)               7,127,289 shares
Class B Common Stock ($.10 Par Value)               1,402,976 shares

                         Documents Incorporated by Reference

                                            Parts of Form 10-K Into Which the
Document                                    Document is Incorporated
Portions of the Proxy Statement
  for Annual Meeting of Shareholders
  to be held on May 2, 1996	              		Part III

The Index to Exhibits is on page    in the sequential numbering system.
Total pages

                                    PART I

ITEM 1.   BUSINESS.
History

     Supreme Industries, Inc., a Delaware corporation, (the "Company"), formerly ESI Industries, Inc. ("ESI") and prior to that Exploration Surveys, Inc. was incorporated in 1979, and its former wholly-owned subsidiary, TGC Industries, Inc. ("TGC"), was incorporated in 1980. ESI and TGC were both engaged in the geophysical services business principally through data-bank sales of gravity information and by conducting gravity, magnetic, and seismic surveys under contracts to companies engaged in exploring for oil and gas.

     In January of 1984, Supreme Corporation ("Supreme") was formed as a wholly-owned subsidiary of ESI to acquire a company which was engaged in the business of manufacturing, selling, and repairing specialized truck bodies and related equipment. Thus, from 1984 through June 30, 1986, ESI was engaged in two separate and distinct businesses through its operating subsidiaries.

     In June 1986, the Boards of Directors of ESI and TGC approved a spin-off transaction whereby ESI transferred its gravity and magnetic related geophysical assets to TGC, and all of the shares of TGC owned by ESI were distributed as a stock dividend to ESI's shareholders. From July 31, 1986, the effective date of the spin-off, through December 30, 1986, ESI acted solely as a holding company for Supreme.

     In order to permit a diversification of operations, in December 1986 the Company, through a newly formed, wholly-owned subsidiary, Contempri Homes, Inc., ("Contempri"), purchased all of the assets and assumed substantially all of the liabilities of Contempri Homes, Inc., a Pennsylvania corporation engaged in the business of producing modular homes.

     On July 22, 1987, Supreme's newly formed, wholly-owned subsidiary, Supreme-Jannell Corporation, a Texas corporation, ("Supreme-Jannell"), purchased the operations and certain assets and assumed certain liabilities of Jannell & Son Body Co., a Rhode Island corporation engaged in both truck body manufacturing and sales and truck body repair and truck equipment sales at facilities in Rhode Island. Supreme-Jannell did not purchase the truck repair portion of Jannell & Son Body Co.

     On March 2, 1990, Supreme Corporation purchased land and a manufacturing facility in Jonestown, Pennsylvania, for the purpose of manufacturing truck bodies and selling them in the Mid-Atlantic and Northeastern states. This facility produces bodies that had previously been manufactured in leased facilities located in Woonsocket, Rhode Island. On May 11, 1990, Supreme-Jannell Corporation's name was changed to "Supreme Mid-Atlantic Corporation" to reflect the wider area being serviced.

     On December 7, 1992, the Boards of Directors of the Company and
Contempri approved a spin-off of Contempri whereby ESI would distribute to the stockholders of record of ESI on December 15, 1992 one unit, consisting of one share of Common Stock of Contempri and one 1993 Callable Warrant to purchase one-half share of the Company's Class A Common Stock, for every three shares of ESI Class A or Class B Common Stock, held. The spin-off was effective for financial and accounting purposes as of December 31, 1992. Subsequent to the spin-off, the Company has been operating in one line of business as a manufacturer of specialized truck bodies through its operating subsidiary, Supreme Corporation. At the Company's annual meeting in June 1993 the Company's shareholders approved the change of its name to Supreme Industries, Inc.

     On August 29, 1994, the Company acquired the business operations and substantially all of the operating assets of Murphy Body Company, Inc., Wilson, North Carolina. The acquisition provided additional refrigerated product lines that the Company did not currently produce as well as adding additional capacity for the Company's existing product lines. The acquisition also provides better market penetration for all of the Company's product lines into Virginia and North and South Carolina.


Financial Information About Industry Segments

     The Company operated in two industry segments, Specialized Truck Body Manufacturing and Modular Home Manufacturing from December 1986 through December 1992. The Company currently operates in one industry segment, Specialized Truck Body Manufacturing, since the spin-off of Contempri.


General Description of the Company's Business

  Specialized Truck Body Industry

     The specialized truck body industry consists of companies that manufacture and/or distribute specialized truck bodies and install them and other equipment on truck chassis. The truck chassis, each of which consists of an engine, frame with wheels, and in some cases a cab, are manufactured by third parties who are typically major automotive or truck companies.
Such companies typically do not build specialized truck bodies.  See
"Competition."

     Supreme's products are medium-priced with prices generally ranging from $1,000 to $45,000. Supreme's truck bodies and custom trailers are offered in aluminum or fiberglass reinforced plywood panel ("FRP") construction and are available in lengths of 9 to 45 feet and heights up to 13 feet, 6 inches. Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with truck bodies to meet the end-user's needs. Supreme also makes its own fiberglass wind deflectors under the name of Fuel Shark, which reduce wind resistance and improve fuel efficiency. Supreme is not in the business of manufacturing recreational vehicles or long-distance aluminum truck-trailers. The following is a brief summary of Supreme's products:

          Van bodies. Supreme's van bodies are typically fabricated up to 28 feet in length with prepainted aluminum or FRP panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. This product is used for diversified dry freight transportation.

          Refrigerated Chiller (trademark) insulated van bodies.
          Chiller (trademark) vans are insulated FRP bodies which can accommodate controlled temperature and refrigeration needs of end-users. All fiberglass exterior laminated walls are corrosion resistant and utilize foam insulation which permits varying levels of temperature to as low as minus twenty degrees Fahrenheit.

          Kold King (trademark) aluminum insulated van bodies.
          Supreme's advances in insulated foam technology have created this aluminum insulated body with greater strength, less weight and better thermal efficiency.

          Nordica (trademark) fiberglass refrigerated truck bodies. Nordica (trademark) bodies allow the customer to use a smaller refrigeration unit. The bodies incorporate seamless gel-coated fiberglass walls and fiberglass pultrusion to create a lightweight body that is strong and durable.

          Iner-City (trademark) cutaway van bodies. Aluminum or FRP cutaway van bodies are installed only on cutaway chassis which are available with or without access to the cargo area from the cab. The Iner-City (trademark) cutaway van body is similar to the regular van body except for floor construction and shorter lengths (10 feet to 15 feet) as compared with van bodies which are constructed to lengths of up to 28 feet.

          Iner-City (trademark) walk-in van bodies. Supreme manufactures its walk-in vans on a rail truck chassis having no cab.
          Supreme fabricates the driver's compartment and body using
          FRP panels and aluminum. Some uses for this product include the distribution of food products and small packages.

          Commander (trademark) fiberglass van bodies. The Commander (trademark) is a one-piece fiberglass molded body used principally in the lawn care industry. The corrosion resistant body has an interior design which helps control chemical spills or damage from corrosion and enhances the clean-up process.

          Spartan mini-bodies. Spartan mini-bodies are produced in three different configurations and designed to be mounted on small trucks for diversified commercial use.

          StarTrans (trademark) shuttle buses. In June of 1985, Supreme introduced its proprietary StarTrans (trademark) line of shuttle bus products. The StarTrans (trademark) shuttle buses have seating capacities for 12 to 29 people and are offered with a variety of seating arrangements and with such options as wheelchair lifts, custom interiors, and special exterior paint schemes. The shuttle bus line features an improved aerodynamic exterior design and is intended for use by hotels, nursing homes, car leasing companies, and airport-related users.

          StarTrans (trademark) mid-size buses. Supreme's StarTrans (trademark) Bus Division introduced a mid-size bus at its national bus distributors meeting in the summer of 1995.
          The bus is offered in lengths of up to 31 feet with a capacity of up to 35 passengers. This product will serve the public transit and tour markets and provide the Company's dealer network with a more comprehensive product line.

          Customized trailers. Supreme manufactures a variety of customized trailers for special needs, including mobile laboratories, antique and race car haulers, and trailers for the broadcasting industry.

          Stake bodies. Stake bodies are flatbeds with various configurations of removable sides. The stake body is utilized for intercity distribution of products, as well as for a broad range of agricultural transportation needs.

          Chiller (trademark), Kold King (trademark), Nordica (trademark), Iner-City (trademark), Commander (trademark), Spartan, StarTrans (trademark), and Fuel Shark are trademarks used by Supreme Corporation in its marketing of truck bodies and buses. Chiller (trademark), Kold King (trademark), Nordica (trademark), Iner-City (trademark), Commander (trademark) and StarTrans (trademark) are trademarks registered in the U.S. Patent and Trademark Office.

     Some examples of specialized truck bodies that are not manufactured by Supreme are dump bodies, utility bodies and garbage packers. Neither Supreme nor any of its competitors manufacture every type of specialized truck body. Supreme intends to continue to expand its product line, but there is no assurance that it will do so.


Manufacturing

     Supreme's manufacturing facilities are located in Goshen, Indiana; Griffin, Georgia; Cleburne, Texas; Riverside, California; Jonestown, Pennsylvania and Wilson, North Carolina. Supreme's management estimates that on the average, Supreme's plants and equipment are being used at approximately 50%-90% of capacity on a one-shift basis.

     Supreme builds specialized truck bodies and installs other equipment on truck chassis, most of which are provided by bailment pool arrangements or are owned by dealers or end-users. These truck bodies are built on an assembly line from engineered structural components, such as floors, roofs, and wall panels. These components are manufactured from Supreme's proprietary designs and are installed on the truck chassis. Supreme then installs optional equipment and applies any special finishes that the customer has specified. At each step of the manufacturing and installation process, Supreme conducts quality control procedures to insure that the
products meet its customers' specifications.   Supreme's products are
generally produced to firm orders and are designed and engineered by Supreme. Order levels will vary depending upon price, competition, prevailing economic conditions and other factors.

     Supreme has designed and built its own fabricating equipment for many of its manufacturing processes. Supreme has its own fiberglass manufacturing facilities that process and assemble the FRP panels and other fiberglass products as required. The Company has recently completed the construction of a new manufacturing facility that will produce FRP panels on a continuous basis. The patented process will increase the Company's capacity to produce panels on a cost efficient basis. Once fully operational, the facility will supply all of the Company's internal needs and also allow it to market FRP panels to other users. Based on knowledge and experience in the industry, management believes Supreme is one of the few specialized truck body manufacturers having this capability.

     Supreme has established a captive hardwood flooring manufacturing facility in Honduras to provide a dependable source of supply at favorable costs. The facility is located near abundant supplies of several hardwood species that are suitable for truck flooring. The facility will have adequate capacity to supply all of the Company's internal needs as well as allow the Company to market excess capacity to other users of hardwood flooring.

     Supreme provides limited warranties against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for five years following the date of retail sale. Supreme carries liability insurance for all its products.

     Supreme does not purchase truck chassis for inventory. Supreme accepts shipment of truck chassis owned by dealers or end-users, for the purpose of installing and/or manufacturing its specialized truck bodies on such chassis. In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies which manufacture and/or deliver such truck chassis, Supreme's level of manufacturing could be substantially reduced. Approximately 20% of the chassis involved in Supreme's manufacturing has been secured through bailment or consignment agreements with three major chassis manufacturers that provide for truck chassis pools at each of Supreme's manufacturing facilities.


Raw Materials

     Supreme does not have any long-term raw material contracts and is dependent upon suppliers of lumber, fiberglass, aluminum and steel for its manufacturing. However, there are several readily available sources for these raw materials. In addition, as discussed above, Supreme has established a captive hardwood flooring manufacturing facility in Honduras to provide a dependable source of supply at favorable costs. From time to time, Supreme's operations may be affected by labor disruptions experienced by its raw material suppliers.


Marketing

     Supreme normally sells the truck body and/or equipment that has been installed on the truck chassis to either truck equipment distributors, truck dealers or directly to end-users. Truck bodies purchased by a truck dealer from Supreme are sold by the dealer to its own customers. Since Supreme or its distributors (and not the truck dealers) generally service all Supreme products sold by the truck dealers, each truck dealer is normally located within relatively close geographic proximity to Supreme or the distributor supplying such dealer.

     Supreme's distributor/dealer network consists of approximately 85 truck equipment distributors and 500 truck dealers. Management believes that this large distributor/dealer network, coupled with Supreme's geographically-dispersed plant sites, gives Supreme a distinct marketing advantage over its competitors. Supreme generally delivers its products within 3 to 6 weeks after the receipt of orders.

     Approximately 50 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.

Competition

     Specialized truck bodies are produced by many companies, most of which compete on a regional basis. Management believes that Supreme enjoys a competitive advantage based upon its established distributor/dealer network and six production facilities and four distribution centers. Truck chassis manufacturers have not generally shown an interest in manufacturing truck bodies because such manufacturers' highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized and different truck bodies and equipment.


Trademarks

     The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme. Management believes that these trademarks have significant customer goodwill.


Working Capital

     The Company utilizes its credit facilities to finance its accounts receivable and to purchase inventories. Pursuant to agreements with the holders of certain long-term indebtedness, the Company is required to maintain a minimum working capital of not less than $7,500,000 and a working capital ratio of at least 1.5 to 1.0.


Major Customers

     No single customer or group of customers under common control accounted for 10% or more of the Company's revenues for the fiscal year ended December 31, 1995.


Environment Regulation

     The Company's manufacturing operations are subject to federal, state, and local statutes and regulations relating to the protection of the environment, work site safety standards, and product size and weight limitations. Such regulations increase the Company's cost of doing business. Because other companies are subject to similar regulations, such regulations are not believed to have an adverse effect on the Company's competitive position.


Employees

     As of December 31, 1995, the Company employed approximately 1,400 employees, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

Executive Officers of the Registrant

     The name, age, business background, position held with the Registrant and tenure of each of the Registrant's executive officers are set forth below. No family relationship exists among any of the executive officers.

                                              Served as
                                              Executive        Positions With
Name, Age, and Business Experience          Officer Since         Company

Herbert M. Gardner, 56                          1979           Chairman of the
Senior Vice President of Janney                                Board, President
Montgomery Scott Inc., investment bankers, since 1978; Chairman of the Board of the Company, a manufacturer of specialized truck bodies and shuttle buses, since 1979 and President of the Company since June
1992; Chairman of the Board and a Director of Contempri Homes, Inc., a manufacturer of modular homes, since 1987; Shelter
Components Corporations, Director, a supplier to the manufactured housing and recreational vehicle industries; Nu Horizons Electronics
Corp., Director, an electronic component distributor; Transmedia Network, Inc.,
Director, a specialized restaurant savings charge card company; Hirsch International Corp., Director, importer of computerized embroidery machines, supplies, and developer of embroidery machine application software; TGC Industries,
Inc., Director, a company engaged in the geophysical services industry and a specialty packaging manufacturer and distributor; The
Western Transmedia Company, Inc., Director, a franchisee of Transmedia Network principally for the State of California, a specialized finance charge card company.

Omer G. Kropf, 54                               1984           Executive Vice
Executive Vice President of the Company since                    President
August 1985; President and Chief Executive
Officer of Supreme Corporation, a subsidiary of the Company, since January 19, 1984; Vice
President of Contempri Homes, Inc., a
manufacturer of modular homes, from 1987 to February, 1994; President of a specialized truck body manufacturing company from 1974 through 1983, the predecessor of Supreme
Corporation.

William J. Barrett, 56                          1979            Secretary and
Senior Vice President of Janney Montgomery                      Assistant
Scott Inc., investment bankers, since 1966;                     Treasurer
Secretary and Assistant Treasurer of the Company and a Director since 1979; Secretary and Assistant Treasurer of Contempri Homes,
Inc., and a Director of Contempri Homes,
Inc., a manufacturer of modular homes, since
1987; Esmor Correctional Services, Inc.,
Director, a private management and operation firm of secure and non-secure corrections and detention facilities for federal, state and local corrections agencies; Frederick's of Hollywood, Inc., Director, an apparel marketing company; Shelter Components
Corporation, Chairman of the Board, a supplier to the manufactured housing and recreational vehicle industries; TGC Industries, Inc.,
Director, a geophysical services company and a specialty packaging manufacturer and distributor; The Western Transmedia Company,
Inc., Director, a franchisee of Transmedia
Network principally for the State of California, a specialized finance charge card company.

Robert W. Wilson, 51                            1990           Executive Vice
Treasurer, Executive Vice President, and                       President,
Chief Financial Officer of the Company                         Treasurer
since December 1992; Vice President of                         and Chief
Finance of Supreme Corporation since 1988;                     Financial
Senior Auditor Price Waterhouse LLP, 1969                      Officer
through 1973; Controller Riblet Products
Inc., 1973 through 1979; and Vice President
Riblet Products Inc., 1979 through 1988.

ITEM 2.  PROPERTIES.

     Supreme has manufacturing operations located in Goshen, Indiana; Griffin, Georgia; Cleburne, Texas; Riverside, California; Jonestown, Pennsylvania and Wilson, North Carolina. These manufacturing facilities aggregate approximately 851,000 square feet of buildings, of which approximately 351,000 square feet are owned by Supreme and approximately 500,000 square feet are leased.

     Of the leased properties, approximately 280,000 square feet of buildings and approximately 63 acres of land located in Goshen, Indiana and Griffin, Georgia are leased from a limited partnership controlled by certain members of the Company's Board of Directors. In addition, a 100,000 square foot parking lot is leased from one of the Company's Executive Vice Presidents, and a former owner of Supreme's predecessor. Such board members and Executive Vice President are herein referred to as the "Affiliated Lessors."

     The Company's leases with the Affiliated Lessors (other than the lease covering the parking lot) will continue through July 25, 2000. Supreme has the right to renew the leases (except the lease covering the parking lot) for one additional five-year period through July 25, 2005.

     Supreme has an option to purchase all of the properties (excluding the parking lot) leased to Supreme by the Affiliated Lessors any time during the lease period or renewal period. The purchase price will be equal to the higher of: (a) $2,765,000; or (b) $2,765,000 times the figure obtained as a result of dividing (i) the Consumer Price Index for the month preceding the month during which the option is exercised, by (ii) the Consumer Price
Index for June of 1988.

     Supreme Mid-Atlantic began operating in a refurbished manufacturing facility in June of 1990. A 22,500 square foot addition to Supreme Mid-Atlantic was completed in December 1992. During 1994 Supreme purchased a 22,500 square foot manufacturing plant adjacent to its Cleburne plant as well as constructing a 14,000 square foot addition to its existing plant. Also in 1994, the Company purchased 36,760 square feet of manufacturing space in Jonestown, Pennsylvania and a 48,000 square foot fiberglass parts manufacturing facility in Goshen, Indiana that was previously leased. The Company leases approximately 90,000 square feet of manufacturing space in Wilson, North Carolina.

     Supreme continues to mount truck bodies made in Jonestown, Pennsylvania, at an owned facility in Woonsocket, Rhode Island for sales to customers in New England. In addition, Supreme operates sales/distribution facilities in Apopka, Florida and Houston and San Antonio, Texas.

     Supreme leases a 75,000 square foot manufacturing facility in Riverside, California, that expires October 31, 1996. In preparation for the expiration of this lease, the Company has signed a contract to purchase a 100,000 square foot manufacturing facility and 20 acres of land in southern California. The facility will provide the Company additional capacity to serve the large West Coast markets.

     The Company is constructing a new facility in Ligonier, Indiana which will greatly expand its ability to produce Fiberglass Reinforced Plywood panels. The facility is scheduled to begin operation in the second quarter of 1996. Initially it will produce for the Company's internal needs, but it is anticipated that sufficient capacity will be available by the fourth quarter to allow the Company to market to other users of FRP panels in the trucking and construction industries.

     The Company is also constructing a new facility in La Ceiba, Honduras which will provide the Company with a reliable, cost efficient source of hardwood flooring used in its truck bodies. Production is scheduled to start in the second quarter of 1996. Once fully operational it is projected that production capacity will allow the Company to market to other users of hardwood flooring.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and or amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or results of operation of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1995.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of March 15, 1996, was approximately 428. Due to the number of shares held in nominee or street name, it is likely that there are more than 428 beneficial owners of the Company's Class A Common Stock.

     The Company's Class A Common Stock closed at $7.5625 on the American Stock Exchange on March 15, 1996, on which date there were 7,127,289 shares of Class A Common Stock outstanding. High and low closing prices of the Class A Common Stock for the two year period ended December 31, 1995 were:

                                     Closing Price of Class A Common Stock
                                            High               Low
October 1 - December 31, 1995              8 9/16             6 1/2
July 1 - September 30, 1995                9                  7 7/8
April 1 - June 30, 1995                    8 1/8              5 7/16
January 1 - March 31, 1995                 5 13/16            4 13/16
October 1 - December 31, 1994              5 9/16             4 7/16
July 1 - September 30, 1994                5 11/16            4 11/16
April 1 - June 30, 1994                    5 11/16            4 7/16
January 1 - March 31, 1994                 6 1/4              4 1/16


     All of the 1,402,976 outstanding shares of the Company's Class B Common Stock were held by a total of 14 persons as of March 15, 1996. There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d)(1) promulgated under the securities Exchange Act of 1934.

ITEM 6.  SELECTED FINANCIAL DATA.
Consolidated Income
Statement Data:
(in millions, except per                For the Years Ended December 31,
share amounts)                      1995     1994     1993     1992     1991

Net revenue                      $ 164.5   $ 137.3  $ 114.4  $ 84.0    $ 61.3

Income from continuing
  operations                         7.2       5.5      4.3     2.1       1.1
Loss from discontinued
  operation                          ---       ---      ---    (2.1)     (3.1)

Net income (loss)(1)                 7.2       5.5      4.3     0.0      (2.0)

Net income (loss) per share:(2)
    Primary earnings per share
       Continuing operations      $  .84    $  .67   $  .56  $  .40    $  .22
       Discontinued operations       ---       ---      ---    (.39)     (.59)

       Net income (loss)(1)       $  .84    $  .67   $  .56  $  .01   $  (.37)

    Fully diluted earnings per
    share:
       Continuing operations      $  .80    $  .64   $  .51  $  .30    $  .17

Consolidated Balance
  Sheet Data:(1)
  (in millions)

Working capital                   $ 23.1    $ 20.0   $ 13.9  $  9.7    $ 11.3

Total assets                        62.4      57.6     45.5    34.8      45.9

Long-term debt
  (excluding current
  maturities)                       18.0      19.7     13.6    13.8      16.7

Stockholders' equity                28.8      20.0     14.0     6.6      17.0

Notes:
(1) Consolidated income statement and balance sheet data for 1992 and 1991 includes Contempri Homes, Inc., which was accounted for as a discontinued operation and spun-off effective December 31, 1992.

(2) All per share amounts have been restated for the 10% common stock dividend paid on December 22, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of 1995 with 1994

     Revenues for 1995 increased 19.7% to $164.5 million from the $137.3 million recorded in 1994, establishing a new record. In addition, 1995 was the fourth consecutive year of increased revenues over the comparable prior year. Each of the Company's six manufacturing facilities achieved double digit growth. The gain reflects the breadth of the Company's product line and the broad variety of industries and customers served. Total unit shipments were up approximately 8% with the balance of the increased revenues resulting from changes in product mix and selective price increases.

     Revenue at Supreme's StarTrans (trademark) line of shuttle buses also increased significantly during 1995. This product is sold through our extensive distributor network to end users that represent essentially non-cyclical markets.

     The Company's gross profit percentage in 1995 improved to 17.2%, compared with 16.8% in 1994. The improvement can be attributed to direct labor efficiencies on larger production runs during the year and to the fixed nature of certain components of the overhead pool that do not rise when revenues increase. Offsetting these improvements were increases in the cost of the Company's basic raw materials. The Company implemented two price increases during the year in both its truck body and bus product lines to mitigate the effect of raw material cost increases. However, based on production cycles, benefits from the selling price increases were delayed an average 8 to 12 weeks from the announcement while the higher raw material costs were more immediate in their impact on cost of goods sold.

     Selling, general and administrative expenses were $14.3 million or 8.7% of revenue in 1995, compared with $12.1 million or 8.8% of revenue in 1994. Selling expenses increased $1.0 million during the year, but as a percentage of revenues remained constant at 3.8%. Many categories within the selling classification, e.g. literature, promotions, travel and entertainment, and commissions, were approximately the same percentage of revenue in each period.

     Administrative expenses increased $1.1 million but declined to 4.8% of revenues from 5.0% in 1994. The decline can be attributed to those items that do not correlate directly with revenues.

     Interest expense increased to $1.8 million in 1995 from $1.6 million in 1994. It declined as a percentage of revenues to 1.1% in the current year compared to 1.2% in 1994. The rise in interest expense can be directly correlated to the higher levels of inventories and accounts receivable financed by borrowings required to support the 19.7% revenue increase.

     The Company's effective income tax rate of 40.6% in 1995 was comparable to the 41.4% rate in 1994.

Comparison of 1994 with 1993

     Revenue rose for the third consecutive year to a new record of $137.3 million from $114.4 million in 1993. Revenues at Supreme's manufacturing facilities, strategically located in all major U.S. markets, increased from 12.6% to in excess of 30%. These increases resulted from the strength of the many diverse industries that Supreme serves with its wide range of specialized truck bodies.

     Revenue from Supreme's shuttle bus product line also increased significantly when compared to the prior year.

     The Company's gross profit percentage declined to 16.8% in 1994 from 17.7% in 1993. The Company experienced significant raw material cost increases in mid-1994. The Company absorbed these increased expenses and experienced lower gross margin by delaying product price increases. However, the Company did implement two price increases of approximately 3% in April, and 5% in August. The Company honored all orders placed prior to the effective date of the price increases, delaying actual realization of such increases by approximately four months.

     Direct labor expenses also increased during the year reducing the gross profit percentage. A scarcity of skilled labor, primarily in the Midwest and Northeast, caused prevailing wage rates to increase while actual productivity declined. In addition, start up costs associated with the Company's additions to its Pennsylvania and Texas manufacturing facilities adversely affected direct labor expenses.

     The Company's overhead expenses as a percentage of revenues declined in 1994 due in part to those items in the overhead pool that do not vary directly with revenues. The Company has also made considerable progress in improving its safety record and has significantly reduced its worker's compensation insurance expense.

     Selling, general and administrative expenses were $12.1 million or 8.8% of revenue in 1994 compared with $11.0 million or 9.6% of revenue in 1993. The decline of .8% can be attributed to those items that do not vary directly with revenues while the increase of $1.1 million is due to those components that do vary directly with revenues.

     Interest expense declined to $1.63 million in 1994 from $1.83 million in 1993. The decline is primarily due to the refinancing of the Company's revolving line of credit and term note. Prior to refinancing, the Company was paying 2.25% above prime on both the revolver and term loan. The Company's current revolver is at the prime rate or certain basis points above LIBOR while the term debt is at 6.4%. The impact of lower borrowing rates was partially offset by increased borrowings to fund increased working capital requirements.

     The Company's effective income tax rate on $9.3 million of pre-tax income in 1994 was 41.4% compared to 42.7% on pre-tax income of $7.4 million in 1993. The slight decrease in the effective tax rate was caused by variations in 1994 compared to 1993 in income in states where the Company is subject to state income taxes.

Liquidity and Capital Resources

     In 1995, cash flows from operations and funding available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the year. The Company has a $12.0 million revolving line of credit. The Company utilized its full availability under the revolver from December, 1994 to May, 1995 to finance working capital needs necessitated by inventory requirements, in preparation for substantial fleet orders that are normally concentrated within the first five months of each year. To meet stringent delivery schedules, the Company must build finished goods inventory in advance of their actual delivery date. The Company is currently negotiating an increase in the amount available under its revolving line of credit, and expects to have adequate availability under its increased line of credit to support its working capital needs.

     The major capital expenditure during the year was $1.8 million spent on the Company's patented FRP (fiberglass reinforced panel) machine. The facility is substantially complete and will begin operation early in 1996.

     The Company has also invested $1.0 million in a laminated hardwood flooring production facility to manufacture hardwood floors for its specialized truck bodies. This facility is scheduled to begin supplying the Company's hardwood flooring needs in the second quarter of 1996.

     The Company also acquired a distribution facility in Woonsocket, Rhode Island for approximately $300,000 to replace a previously leased location. This facility serves the New England states. In addition, the Company has signed a contract to purchase a 100,000 square foot manufacturing facility on 20 acres of land in Southern California to replace a leased facility. The Company has purchased land in Louisville, Kentucky area to further expand its distribution. The Company plans to increase its distribution capabilities and has under consideration facilities in St. Louis, Missouri, and Denver, Colorado.

     The Company's working capital was $23.1 million at December 31, 1995 compared to $20.0 million at December 31, 1994. The ratio of current assets to current liabilities improved to 2.6 to 1 from 2.2 to 1 at the end of 1994. The Company's debt to equity ratio improved to 1.2 to 1 at the end of 1995 compared to 1.9 to 1 at the end of 1994. The increases in accounts receivable of $.6 million and inventories of $.4 million are the result of the strong revenue increase in 1995.

Other Matters

     The Company's cost of raw materials continued to increase during 1995 but has currently shown signs of stabilizing. The Company has implemented selling price increases throuthout the year to offset these increased costs. While selling price increases hav substantially held, the Company did not benefit immediately from such increases due to extensive backlogs in place at the time of their implementation.

     The Company expects to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") in 1996 and, accordingly, the implementation of SFAS No. 123 will not impact the Company's consolidated balance sheet or income statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required to be filed pursuant to this Item 8 are included elsewhere in this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.



                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors - Certain information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Election of Directors" of the proxy statement.

     (b)  Executive Officers - See "Executive Officers of the Registrant" in
Item 1 of  Part I of this form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Executive Compensation" of the proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Security Ownership of Certain Beneficial Owners and Management" of the proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Transactions with Management" of the proxy statement.



                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                          Form 10-K
                                                            Page
     a.  Documents filed as part of this report:
         1.  Financial Statements

             Report of Independent Accountants               A-1

             Consolidated Balance Sheets as of
             December 31, 1995 and 1994                      A-2

             Consolidated Statements of Income for the
             years ended December 31, 1995, 1994 and 1993    A-3

             Consolidated Statements of Stockholders'
             Equity for the years ended December 31,
             1995, 1994 and 1993                             A-4

             Consolidated Statements of Cash Flows for
             the years ended December 31, 1995, 1994
             and 1993                                        A-5

             Notes to the Consolidated Financial
             Statements                                      A-6
                                                         through A-16

         2.  Financial Statement Schedule:

             Report of Independent Accountants on
             Financial Statement Schedule                    S-1

             Schedule II - Valuation and Qualifying
             Accounts                                        S-2

     Schedules other than those listed above are omitted because they are not required or the information is included in the Notes to the Consolidated Financial Statements.

         3.  Exhibits:

             See Index to Exhibits

     b.  Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended December 31, 1995.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Supreme Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supreme Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                           COOPERS & LYBRAND L.L.P.

South Bend, Indiana
January 26, 1996

Supreme Industries, Inc. And Subsidiaries


Consolidated Balance Sheets
as of December 31, 1995 and 1994

                    ASSETS
                                                  1995           1994
Current assets:
  Cash and cash equivalents                 $    106,740     $    273,720
  Accounts receivable, net of allowance
    for doubtful accounts of $430,000
    in 1995 and 1994                          16,336,446       15,733,321
  Inventories                                 20,144,271       19,715,520
  Deferred income taxes                          910,918        1,060,572
  Other current assets                           448,665          228,161

         Total current assets                 37,947,040       37,011,294

Property, plant and equipment, net            21,454,511       17,465,466

Intangible assets, net                         2,112,004        2,315,314

Other assets                                     913,107          800,000

         Total assets                       $ 62,426,662     $ 57,592,074

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt      $  2,609,815     $  2,947,776
  Trade accounts payable                       6,343,766        7,401,498
  Accrued wages and benefits                   3,456,139        3,177,585
  Accrued income taxes                           138,682          812,242
  Other accrued liabilities                    2,259,740        2,621,768

         Total current liabilities            14,808,142       16,960,869

Long-term debt                                18,031,553       19,747,322

Deferred income taxes                            784,086          888,740

         Total liabilities                    33,623,781       37,596,931

Commitments and contingencies (Note I)

Stockholders' equity:
  Preferred Stock, $1 par value;
    authorized 1,000,000 shares, none
    issued
  Class A Common Stock, $.10 par value;
    authorized 15,000,000 shares, issued
    6,738,610 shares in 1995 and 5,714,986
    shares in 1994                               673,861          571,499
  Class B Common Stock, convertible into
    Class A Common Stock on a one-for-one
    basis, $.10 par value; authorized
    5,000,000 shares, issued 1,801,663
    shares in 1995 and 1,715,150 shares
    in 1994                                      180,166          171,515
  Additional paid-in capital                  18,911,421       10,953,544
  Retained earnings                            9,193,919        8,455,071
  Treasury stock, Class A Common Stock,
    at cost, 15,132 shares in 1995 and
    13,757 shares in 1994                       (156,486)        (156,486)

         Total stockholders' equity           28,802,881       19,995,143

         Total liabilities and
         stockholders' equity               $ 62,426,662     $ 57,592,074

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries for the years ended December 31, 1995, 1994 and 1993

                                     1995           1994            1993
Revenue:
  Net sales                     $ 163,449,175  $ 136,545,869   $ 113,992,833
  Other income                      1,001,804        803,757         400,218

                                  164,450,979    137,349,626     114,393,051

Costs and expenses:
  Cost of sales                   136,224,658    114,233,435      94,090,831
  Selling, general and
    administrative                 14,255,971     12,146,018      11,027,891
  Interest                          1,781,350      1,632,590       1,825,760

                                  152,261,979    128,012,043     106,944,482

    Income before income taxes     12,189,000      9,337,583       7,448,569

Income taxes                        4,949,000      3,865,000       3,181,000

    Net income                  $   7,240,000  $   5,472,583   $   4,267,569

Earnings per share:
  Primary                               $ .84          $ .67           $ .56

  Fully diluted                         $ .80          $ .64           $ .51

Weighted average number of
shares of common stock and
common stock equivalents:
  Primary                           8,594,104      8,143,373       7,549,590
  Fully diluted                     9,261,114      8,755,544       8,674,021


The accommpanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries


Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993



                                  Class A             Class B           Additional
                                Common Stock        Common Stock         Paid-in-   Retained    Treasury
                             Shares     Amount   Shares     Amount      Capital    Earnings     Stock         Total
Balance, January 1, 1993   3,306,096 $ 330,610 1,786,515 $ 178,651 $   6,220,871 $     ---   $ (156,486) $  6,573,646
  Net income                   ---       ---       ---       ---           ---     4,267,569      ---       4,267,569
  Conversion of 35,319
    shares of Class B
    Common Stock to Class
    A Common Stock            35,319     3,532   (35,319)   (3,532)        ---         ---        ---           ---
  Conversion of $365,572
    face amount of 8.6%
    convertible Series B
    notes                     77,125     7,712     ---       ---         357,860       ---        ---         365,572
  Conversion of $500,000
    face amount of 11%
    convertible Series D
    notes                    800,000    80,000     ---       ---         420,000       ---        ---         500,000
  Conversion of $294,750
    face amount of 11%
    convertible Series E
    notes                    471,600    47,160     ---       ---         247,590       ---        ---         294,750
  Conversion of $1,002,500
    face amount of 8.5%
    convertible Series F
    notes                    445,555    44,555     ---       ---         957,945       ---        ---       1,002,500
  Exercise of stock
    options                   41,131     4,113     ---       ---          80,082       ---        ---          84,195
  Exercise of warrants       292,154    29,216     ---       ---         918,840       ---        ---         948,056

Balance, December 31,
  1993                     5,468,980   546,898 1,751,196   175,119     9,203,188   4,267,569   (156,486)   14,036,288
  Net income                   ---       ---       ---       ---           ---     5,472,583      ---       5,472,583
  Conversion of 36,046
    shares of Class B
    Common Stock to
    Class A Common Stock      36,046     3,604   (36,046)   (3,604)        ---         ---        ---           ---
  Exercise of stock
    options                   12,001     1,201     ---       ---          11,133       ---        ---          12,334
  Exercise of warrants
    and related activity     197,959    19,796     ---       ---       1,739,223  (1,285,081)     ---         473,938

Balance, December 31,
  1994                     5,714,986   571,499 1,715,150   171,515    10,953,544   8,455,071   (156,486)   19,995,143
  Net income                   ---       ---       ---       ---           ---     7,240,000      ---       7,240,000
  Conversion of 77,268
    shares of Class B
    Common Stock to Class
    A Common Stock            77,268     7,727   (77,268)   (7,727)        ---         ---        ---           ---
  Conversion of $1,500,000
    face amount of 8.6%
    convertible Series B
    notes                    316,455    31,645     ---       ---       1,468,355       ---        ---       1,500,000
  Exercise of stock
    options                   17,400     1,740     ---       ---          65,998       ---        ---          67,738
  10% Common Stock dividend  612,501    61,250   163,781    16,378     6,423,524  (6,501,152)     ---           ---

Balance, December 31,
  1995                     6,738,610 $ 673,861 1,801,663 $ 180,166  $ 18,911,421 $ 9,193,919 $ (156,486) $ 28,802,881

                   The accompanying notes are a part of the consolidated financial statements.

                                                   A-4

Supreme Industries, Inc. And Subsidiaries


Consolidated Statements of Cash Flows
for the years ended December 31, 1995, 1994 and 1993

                                           1995         1994           1993
Cash flows from operating activities:
    Net income                        $  7,240,000  $  5,472,583 $  4,267,569
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation and amortization    1,772,421     1,497,689    1,422,509
        Amortization of intangibles
          and other assets                 203,310       203,310      360,937
        Provision for losses on
          doubtful receivables             317,885       446,550      419,000
        Deferred income taxes               45,000      (110,000)    (457,000)
        (Gain) loss on sale of
          property, plant, and
          equipment                        (20,852)      (38,303)      43,245
        Changes in operating assets
          and liabilities, excluding
          effects of acquisition in
          1994:
            Accounts receivable           (996,010)   (2,809,345)  (2,582,728)
            Inventories                   (428,751)   (2,660,372)  (4,923,781)
            Other current assets          (220,504)        5,322      131,933
            Trade accounts payable      (1,057,732)   (2,840,852)   2,818,422
            Accrued liabilities           (757,034)    1,071,679    1,203,417

               Net cash provided by
                 operating activities    6,097,733       238,261    2,703,523

Cash flows from investing activities:
  Acquisition of a business                  ---      (1,142,102)       ---
  Additions to property, plant and
    equipment                           (5,849,425)   (6,992,143)  (3,959,371)
  Proceeds from sale of property,
    plant and equipment                    108,811        86,284       86,230
  Increase in intangible and other
    assets                                 (38,107)        ---     (1,210,846)

               Net cash (used in)
                 investing activities   (5,778,721)   (8,047,961)  (5,083,987)

Cash flows from financing activities:
  Proceeds from revolving line of
    credit and other long-term debt     68,634,487    75,083,334  123,509,375
  Repayments of revolving line of
    credit and other long-term debt    (69,188,217)  (68,128,525)(122,189,183)
  Proceeds from exercise of stock
    options and warrants                    67,738       486,272    1,032,251

               Net cash provided by
                 (used in) financing
                 activities               (485,992)    7,441,081    2,352,443

Decrease in cash and cash equivalents     (166,980)     (368,619)     (28,021)

Cash and cash equivalents, beginning
  of year                                  273,720       642,339      670,360

Cash and cash equivalents, end of
  year                                $    106,740  $    273,720 $    642,339

Supplemental disclosure of cash
  flow information:
  Cash paid during the year for:
    Interest, net of capitalized
      interest in 1995               $   1,777,487  $  1,524,166 $  1,849,571
    Income taxes                         5,577,560     4,105,652    4,037,573

Noncash investing and financing
  activities:
  Liabilities assumed in
    acquisition of a business                ---         937,842        ---
  Conversion of convertible notes
    to shares of Class A Common
    Stock                                1,500,000         ---      2,162,822
  Conversion of Class B Common
    Stock to Class A Common Stock            7,727         3,604        3,532
  Exchange of warrants for Class
    A Common Stock                           ---         389,617        ---
  Exchange of Class A Common Stock
    upon exercise of warrants                ---       1,154,580        ---
  10% Common Stock dividend              6,501,152         ---          ---

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries


Notes To Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993

A.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

     Supreme Industries, Inc. and its subsidiaries (collectively the "Company") manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company's truck body products include cut-away and dry freight van bodies, refrigerated units and stake bodies. The Company also manufactures shuttle buses and trailers.

     The following is a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements:

       Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Supreme Industries, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Revenue Recognition and Concentration of Credit Risk - The production of specialized truck bodies and shuttle buses starts when an order is received from the customer. Revenue is recognized when the unit is shipped to the customer. Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions. The Company performs an ongoing credit evaluation of its customers' financial condition, and credit is extended to customers on an unsecured basis. Future credit losses are provided for currently through the allowance for doubtful accounts and actual credit losses are charged to the allowance when incurred.

       Earnings Per Share - Primary earnings per share is determined by dividing net income by the weighted average number of shares of common stock (both classes) and common stock equivalents, if dilutive, outstanding during the year. Fully diluted earnings per share includes the impact of convertible debt (see Note D).

       Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       Fair Value of Financial Instruments - The carrying amounts of cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 1995, because of the relatively short maturities of these instruments. The carrying amount of senior long-term debt, including current maturities, approximated fair value as of December 31, 1995, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the senior long-term debt. The Company's subordinated debt (see Note D) is convertible into the Company's Class A Common Stock. Based upon the market value of the Company's Class A Common Stock at December 31, 1995, and the conversion ratio, the fair value of the subordinated debt approximates $2.2 million compared to its carrying value of $1,134,428.

       Inventories - Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Supreme Industries, Inc. And Subsidiaries for the years ended December 31, 1995, 1994 and 1993

A.     NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

         Property, Plant and Equipment - Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation is provided based on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements, for financial reporting purposes, is determined by the straight-line method over the lesser of the useful life of the asset or term of the lease.

         Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

         Expenditures for maintenance and repairs are charged to operations as incurred. Maintenance and repair expense was $1,865,031, $1,895,990 and $1,535,129 for the years ended December 31, 1995,
         1994 and 1993, respectively. Betterments and major renewals are capitalized and recorded in the appropriate asset accounts.

         Capitalized Interest - Interest costs capitalized during the construction period of new buildings, machinery and equipment were $200,000 for the year ended December 31, 1995 (none in 1994 or 1993).

         Intangible Assets - Intangible assets at December 31, 1995 and 1994 consist of goodwill - $3,379,031 and patents - $325,000, and are recorded at cost and shown net of accumulated amortization. Amortization of goodwill is provided using the straight-line method over the estimated benefit period (16 to 25 years), and patents are amortized over seven years using the straight-line method. Accumulated amortization at December 31, 1995 and 1994 was $1,592,027 and $1,388,717, respectively.

         The Company periodically reviews the carrying value of goodwill to assess recoverability and impairments would be recognized in operating results if a permanent diminution in value were to occur.

         Warranty - Estimated warranty costs are provided at the time of sale and are based upon historical experience and have averaged less than one percent (1%) of net sales.

         Income Taxes - Deferred income taxes are determined using the liability method.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Supreme Industries, Inc. And Subsidiaries for the years ended December 31, 1995, 1994 and 1993

B.     INVENTORIES.

       Inventories consist of the following:

                                                     1995             1994
                 Raw materials                  $ 11,599,585     $ 11,718,902
                 Work-in-progress                  3,113,990        2,716,238
                 Finished goods                    5,430,696        5,280,380

                          Total                 $ 20,144,271     $ 19,715,520


C.     PROPERTY, PLANT AND EQUIPMENT.

       Property, plant and equipment consists
         of the following:

                                                     1995             1994
                 Land and improvements          $  2,123,848     $  1,840,394
                 Buildings and improvements        7,688,414        7,064,572
                 Leasehold improvements            4,845,816        4,678,090
                 Machinery and equipment          15,072,557       13,649,494
                 Construction in progress          4,153,012        1,196,096

                                                  33,883,647       28,428,646

                   Less, Accumulated depreci-
                     ation and amortization       12,429,136       10,963,180

                       Property, plant and
                         equipment, net         $ 21,454,511     $ 17,465,466

Supreme Industries, Inc. And Subsidiaries for the years ended December 31, 1995, 1994 and 1993


D.     LONG-TERM DEBT.

       Long-term debt consists of the following:

                                                   1995              1994

          Senior Debt:
            Revolving line of credit          $ 11,872,822      $ 10,977,934

            Term note                            3,333,333         4,333,333

            Industrial Revenue Bond,
              principal and interest, at
              a variable rate, payable
              in monthly installments in
              alternate years, with final
              maturity in August 2010,
              collateralized by real estate        766,667           800,000

            Real estate mortgages:
              8%, due in September 1998            754,793           822,556
              7.75%, due in May 1999               611,937           729,348
              Variable rate, due in July 2001      656,528           705,698
              7.5%, due in October 1997            471,065           508,024
              9%, due in September 1997            342,802           355,224
              9.5%, due in June 2009               284,531           294,569
              8.1%, due in January 1999            254,640           276,466
              8%, due in May 1998                  134,408           182,171
              7.25%, due in May 1996                23,414            75,347

                                                19,506,940        20,060,670

          Subordinated Debt:
              8.6% convertible Series B
                notes, due in December 1996      1,134,428         2,634,428

              Total debt                        20,641,368        22,695,098

              Less, Current maturities           2,609,815         2,947,776

              Long-term debt                  $ 18,031,553      $ 19,747,322

Supreme Industries, Inc. And Subsidiaries for the years ended December 31, 1995, 1994 and 1993


D.     LONG-TERM DEBT, Concluded.

       The revolving line of credit, term note and a letter of credit facility are part of a master credit agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings under the revolving line of credit of up to $12 million, subject to certain limitations based on a percentage of accounts receivable and inventories and the amount of outstanding letters of credit. Interest on outstanding borrowings under the revolving line of credit is based on the bank's prime rate or certain basis points above the LIBOR rate depending on the pricing option selected and the Company's leverage ratio, as defined. The revolving line of credit also requires a commitment fee ranging from 3/16% to 1% per annum depending on the Company's leverage ratio and based upon the annualized average unused portion. All amounts outstanding under the revolving line of credit will be due at maturity, April 30, 1997. The term note provides for monthly payments of $83,333 plus interest through April 1999. Interest on the term note is based on a fixed rate of 6.4%. The Credit Agreement makes letters of credit available up to $1,000,000. Outstanding borrowings under the Credit Agreement are collateralized by accounts receivable, inventories and equipment.

       The Credit Agreement contains, among other matters, certain restrictive covenants including maintenance of a minimum consolidated tangible net worth of $12,750,000, adjusted quarterly for 50% of cumulative net income of the Company after the effective date of the agreement ($19,106,300 at December 31, 1995), minimum consolidated working capital of $4 million and restrictions on capital expenditures and dividend payments.

       The Company's cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit. Checks outstanding in excess of bank balances at December 31, 1995 and 1994 aggregated $2,073,000 and $2,978,000, respectively.

       The Company's subordinated debt is subordinated in right of payment to all existing and future senior indebtedness of the Company. Series B notes are convertible into shares of the Company's Class A Common Stock at a conversion price of $4.31 prior to December 15, 1996. The Company's subordinated debt is payable to related parties (entities which are considered related parties because of direct and beneficial ownership of the Company's Common Stock). The Series B notes are part of a master note agreement which includes certain restrictive covenants including maintenance of a minimum working capital ratio, minimum consolidated working capital of $7.5 million and limitations on incurrence of additional indebtedness.

       Maturities of long-term debt for each of the next five years are as follows: 1996 - $2,609,815; 1997 - $14,028,777; 1998 $1,932,989;
       1999 - $806,536 and 2000 - $131,110.

Supreme Industries Inc. And Subsidiaries for the years ended December 31, 1995, 1994 and 1993


E.     RETIREMENT PLAN.

       The Company maintains a defined contribution plan which covers substantially all employees of the Company and its participating subsidiaries who have reached the age of twenty-one years and have completed one year of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match fifteen percent (ten percent prior to March 1, 1994) of employees' contributions up to six percent of the employees' compensation. The Board of Directors may increase or decrease the Company's contribution on a year-by-year basis. Expense related to this plan for the years ended December 31, 1995, 1994 and 1993 was $149,249, $90,387 and $44,384, respectively.


F.     STOCKHOLDERS' EQUITY.

       Common Stock

       On November 29, 1995, the Board of Directors declared a 10% common stock dividend payable on December 22, 1995, to stockholders of record on December 15, 1995. Earnings per share and weighted average shares outstanding have been restated to reflect the 10% stock dividend.

       Preferred Stock

       The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value), of which none has been issued. The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

       Convertible Class B Common Stock

       Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors, rounded to the lowest whole number. Holders of Class B Common Stock elect the remainder of the directors. Conversions of Class B Common Stock to Class A Common Stock for the years ended December 31, 1995 and 1994 were 77,268 shares and 36,046 shares, respectively.

Supreme Industries, Inc. And Subsidiaries for the years ended December 31, 1995, 1994 and 1993


F.     STOCKHOLDERS' EQUITY, Continued.

       Stock Options

       During 1992, the Company adopted a 1992 Stock Option Plan (the "1992 Plan") under which 330,000 (adjusted for the 10% stock dividend) shares of Class A Common Stock were reserved for grant. Under the terms of the 1992 Plan, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. The option terms, such as restrictions on exercise, are as determined by the Stock Option Committee. At December 31, 1995, 153,010 options were outstanding under the 1992 Plan of which 96,506 were exercisable.

       At December 31, 1995, there were 22,000 options outstanding and exercisable under the 1982 Incentive Stock Option Plan. This plan expired on January 19, 1992.

       Information on stock options for the years ended December 31, 1995 and 1994 is summarized as follows:

                                                      Number
                                                     of Shares   Price Range
           Outstanding, January 1, 1994               176,501   $.75 to $5.38
             Expired                                   (3,000)      5.38
             Exercised                                (12,001)   .75 to 1.25
             Granted                                   15,000       6.00

           Outstanding, December 31, 1994             176,500    1.25 to 6.00
             Exercised                                (17,400)       3.89
             Effect of 10% stock dividend              15,910    1.14 to 5.45

           Outstanding, December 31, 1995             175,010    1.14 to 5.45

           Options exercisable at December 31, 1995   118,506

       As of December 31, 1995 and 1994, 157,850 shares (adjusted for the 10% stock dividend) were reserved for future options.

       In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the notes to the financial statements. The Company expects to adopt SFAS No. 123 on a disclosure basis only, and the disclosure requirements are effective for fiscal years beginning after December 15, 1995. As such, implementation of SFAS No. 123 will not impact the Company's consolidated balance sheet or income statement.

Supreme Industries, Inc. And Subsidiaries for the years ended December 31, 1995, 1994 and 1993


F.     STOCKHOLDERS' EQUITY, Continued.

       Callable Warrants

       As of December 31, 1995, there were 2,480,762 outstanding 1993 Callable Warrants. Each 1993 Callable Warrant entitles the holder to purchase .55 share of Class A Common Stock at an exercise price of $5.45 per whole share (shares and exercise price adjusted for the 10% stock dividend). The 1993 Callable Warrants are callable by the Company on 30 days notice at $.10 per warrant, and will expire June 9, 1996, unless extended. The warrants became exercisable on December 12, 1995.

       At December 31, 1993, the Company had 645,990 callable warrants outstanding with an expiration date of November 30, 1994 (as extended by the Company from the original maturity of November 30, 1993). The warrants were originally exercisable at $6.00 per share of Class A Common Stock. Effective March 2, 1993, the Board of Directors modified the exercise provisions of the warrants to 1.19 shares of Class A Common Stock for $5.05 per share. On October 5, 1993, the Board of Directors modified the purchase rights for an interim period beginning on October 21, 1993 and ending on November 30, 1993 to provide for the purchase of 1.19 shares of Class A Common Stock for $4.75 per share. After November 30, 1993, the purchase price reverted back to $5.05 per share. Effective September 22, 1994, the Board of Directors further modified the exercise provisions of the warrants to allow warrant holders the option of exchanging 5 warrants for 1 share of Class A Common Stock or satisfying the exercise price described above in cash or shares of Class A Common Stock of the Company previously owned by the warrant holder, or some combination thereof. During the year ended December 31, 1994, 79,273 warrants were exercised for cash, 192,430 warrants were exercised utilizing shares of Class A Common Stock of the Company for payment, 318,105 warrants were exchanged for Class A Common Stock on a 5 warrants for 1 share basis and 56,182 warrants expired on November 30, 1994.

       During the year ended December 31, 1993, 26,974 shares of Class A Common Stock were issued upon exercise of 22,671 callable warrants for cash proceeds of $128,650 ($4.75 per share). In addition, in November 1993, 265,180 shares of Class A Common Stock were issued upon exercise of 222,841 warrants held by an officer of the Company for cash proceeds of $819,406 ($3.09 per share).

Supreme Industries, Inc. And Subsidiaries for the years ended December 31, 1995, 1994 and 1993


G.     INCOME TAXES.

       Income taxes consist of the following:

                                         1995          1994          1993

         Federal:
           Current                   $ 3,953,000   $ 3,200,000   $ 2,907,500
           Deferred                       37,000       (90,000)     (374,500)

                                       3,990,000     3,110,000     2,533,000

         State:
           Current                       951,000       775,000       730,500
           Deferred                        8,000       (20,000)      (82,500)

                                         959,000       755,000       648,000

              Total                  $ 4,949,000   $ 3,865,000   $ 3,181,000

       The components of the net deferred tax asset and the net deferred tax liability were as follows:

                                                       1995          1994
         Current deferred tax asset:
           Allowance for doubtful
             receivables                           $   166,099   $   166,099
           Inventories                                 220,134       171,859
           Accrued liabilities                         502,848       643,318
           Other                                        21,837        79,296

             Deferred tax asset                    $   910,918   $ 1,060,572

         Long-term deferred tax liability:
           Depreciation                            $   712,505   $   755,908
           Other                                        71,581       132,832

             Deferred tax liability                $   784,086   $   888,740

       A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate (35% in 1995 and 34% in 1994 and 1993) to income before income taxes is as follows:

                                         1995          1994          1993
         Income taxes at statutory
           rate                      $ 4,266,200   $ 3,174,800   $ 2,532,500
         State income taxes, net
           of federal benefit            623,300       498,300       427,700
         Amortization of goodwill         36,900        35,800        35,800
         Other                            22,600       156,100       185,000

             Total                   $ 4,949,000   $ 3,865,000   $ 3,181,000

Supreme Industries, Inc. And Subsidiaries for the years ended December 31, 1995, 1994 and 1993


H.     ACQUISITION OF MURPHY BODY COMPANY.

       On August 29, 1994, the Company acquired the business operations and substantially all of the operating assets of Murphy Body Company, Inc., Wilson, North Carolina, a manufacturer of refrigerated truck bodies. The purchase price, which approximated the fair value of the acquired assets, consisted of cash of $1,142,102 and assumed liabilities of $937,842. The acquisition was accounted for as a purchase, and the net assets and results of operations have been included in the Company's consolidated financial statements from the acquisition date. Pro forma financial information has not been presented as it is not materially different from the Company's historical results.

I.     COMMITMENTS AND CONTINGENCIES.

       Lease Commitments

       The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates through July 2000. Certain of the lease agreements are with related parties for which related party rent expense for the years ended December 31, 1995, 1994 and 1993 aggregated $478,163, $446,442 and $496,113, respectively.

       The rent expense under all operating leases aggregated $1,027,606, $984,177 and $1,105,969 for the years ended December 31, 1995, 1994 and 1993, respectively.

       At December 31, 1995, future minimum annual rental payments under noncancelable operating leases aggregated $3,378,000, and are payable as follows: 1996 - $951,000; 1997 - $762,000; 1998 - $738,000;
       1999 - $650,000 and 2000 - $277,000.

       Obligation To Purchase Consigned Inventories

       The Company obtains vehicle chassis for its truck, bus and specialized vehicle products directly from the truck manufacturer under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer's agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company's various production facilities under the conditions that the Company will store such chassis and will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within 90 days of delivery to the Company, the Company is required to pay a finance charge on the chassis. At December 31, 1995 and 1994, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated $14,014,241 and $14,523,702, respectively. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Supreme Industries, Inc. And Subsidiaries


Notes To Consolidated Financial Statements, Concluded for the years ended December 31, 1995, 1994 and 1993

I.     COMMITMENTS AND CONTINGENCIES, Concluded.

       Self-Insurance

       The Company is self-insured for a portion of product liability ($100,000 per occurrence), certain employee health benefits ($75,000 annually per employee with an annual aggregate of approximately $2,000,000) and workers' compensation in certain states ($250,000 per occurrence with an annual aggregate of approximately $5,000,000). The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

       Other

       The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and or amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

                         REPORT OF INDEPENDENT ACCOUNTANTS
                          ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and
  Board of Directors of
  Supreme Industries, Inc.:

Our report on the consolidated financial statements of Supreme Industries, Inc. and subsidiaries is included on page A-1 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                             COOPERS & LYBRAND L.L.P.


South Bend, Indiana
January 26, 1996

                             SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
                          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                          Column B    Column C
                          Balance At Charged To                   Column E
Column A                  Beginning  Costs And     Column D      Balance At
Description               Of Period   Expenses    Deductions    End of Period

Year Ended December 31,
  1995:
    Reserves and
      allowances deducted
      from asset accounts:

      Allowance for
        doubtful
        receivables:      $ 630,000   $ 318,000   $ 393,000(1)   $ 555,000(2)

Year Ended December 31,
  1994:
    Reserves and
      allowances deducted
      from asset accounts:

        Allowance for
          doubtful
          receivables:    $ 630,000   $ 447,000   $ 447,000(1)   $ 630,000(3)

Year Ended December 31,
  1993:
    Reserves and
    allowances deducted
    from asset accounts:

      Allowance for
        doubtful
        receivables:      $ 245,000   $ 419,000   $  34,000(1)   $ 630,000(3)


(1)  Uncollectible accounts written off, net of recoveries.
(2) Reflected in the consolidated balance sheet as follows: deducted from accounts receivable - $430,000 and deducted from other assets
     ($125,000 note receivable from Contempri Homes, Inc.) - $125,000.
(3) Reflected in the consolidated balance sheet as follows: deducted from accounts receivable - $430,000 and deducted from other assets ($1 million note receivable from Contempri Homes, Inc.) - $200,000.



                                 SIGNATURES

Pursuant to the requirements of the Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SUPREME INDUSTRIES, INC.

Date:  March 27, 1996                  By:  /s/Herbert M. Gardner
                                            Herbert M. Gardner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/Herbert M. Gardner          Chairman of the Board       March 27, 1996
Herbert M. Gardner               and President
                                 (Principal Executive
                                 Officer)

/s/Omer G. Kropf               Executive Vice President    March 27, 1996
Omer G. Kropf                    and Director

/s/William J. Barrett          Secretary, Assistant        March 27, 1996
William J. Barrett               Treasurer and Director

/s/Robert W. Wilson            Executive Vice President    March 27, 1996
Robert W. Wilson                 Treasurer, Chief
                                 Financial Officer and
                                 Director (Principal
                                 Financial and Accounting
                                 Officer)

/s/Robert J. Campbell          Director                    March 27, 1996
Robert J. Campbell

/s/Thomas Cantwell             Director                    March 27, 1996
Thomas Cantwell

/s/Rice M. Tilley, Jr.         Assistant Secretary         March 27, 1996
Rice M. Tilley, Jr.              and Director

/s/H. Douglas Schrock          Director                    March 27, 1996
H. Douglas Schrock

/s/Rick L. Horn                Director                    March 27, 1996
Rick L. Horn

                              INDEX TO EXHIBITS



Exhibit 	                    Description
3.1 Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 10, 1993 filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.3 Bylaws of the Company, filed as Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

4.1 Note Agreements dated as of December 15, 1986, between the Company and Massachusetts Mutual Life Insurance Company and MassMutual Corporate Investors, respectively, and signed in connection with certain long-term indebtedness, filed as Exhibit
            4.15 to the Company's Registration Statement on Form S-4 (Registration No. 3311990), filed with the Commission, and incorporated herein by reference.

4.2 Amendment dated July 15, 1987, to Sections 4.2 and 4.5 of the Note Agreements described in 4.1 above, filed as Exhibit 4.14 to the Company's annual report of Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

4.3 Amendment, dated September 15, 1987, to Sections 4.2 and 4.5 of the Note Agreements described in 4.1 above, filed as Exhibit 4.15 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

4.4 Amendment dated February 18, 1988, to Section 4.2 of the Note Agreements described in 4.1 above, filed as Exhibit 4.16 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

4.5 Amendment dated March 16, 1988, to Section 4.2 of the Note Agreements described in 4.1 above, filed as Exhibit 4.17 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

4.6 Amendment dated September 7, 1990, to Sections 4.2 and 4.3 of the Note Agreements described in 4.1 above, filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

4.7 Amendment dated March 27, 1991, to Sections 4.1 of the Note Agreements described in 4.1 above, filed as Exhibit 4.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

4.8 Amendment Agreements dated as of December 1, 1991, amending Sections 4.2, 4.3, 5.3, 7.1, 8, and 9.5 of the Note Agreements described in 4.1 above, filed as Exhibit 4.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

4.9 Amendment Agreements dated as of December 31, 1992, to Note Agreements described in 4.1 above, filed as Exhibit 4.8 to the Company's Registration Statement on Form 10 filed with the SEC on February 22, 1993, and incorporated herein by reference.

4.10 Note Agreement dated as of December 1, 1991, between the Company and Massachusetts Mutual Life Insurance Company and MassMutual Corporate Investors, respectively, and signed in connection with certain long-term indebtedness, filed as Exhibit 4.9 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

4.11 Amendment Agreements dated as of December 31, 1992, to Note Agreements described in 4.10 above, filed as Exhibit 4.9 to the Company's Registration Statement on Form 10 filed with the SEC on February 22, 1993, and incorporated herein by reference.

4.12 Accounts Financing Agreement (Security Agreement) dated as of December 31, 1991, between Supreme Corporation, Supreme Truck Bodies of California, Inc., Supreme Corporation of Texas and Supreme Mid-Atlantic Corporation, as obligors, and Congress Financial Corporation and signed in connection with certain long-term indebtedness, filed as Exhibit 4.30 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

4.13 Accounts Financing Agreement (Security Agreement) dated as of December 31, 1991, between Contempri Homes, Inc. (a former subsidiary of the Company), as obligor, and Congress Financial Corporation and signed in connection with certain long-term indebtedness, filed as Exhibit 4.31 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

4.14 Accounts Financing Agreement (Security Agreement) dated as of December 31, 1991, between Rouse Welding & Body, Inc., as obligor, and Congress Financial Corporation and signed in connection with certain long-term indebtedness, filed as Exhibit
            4.32 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

4.15 Amendment to Financing Agreement dated February 16, 1993, and effective as of December 31, 1992, to Accounts Financing Agreement (Security Agreement) described in 4.12 above, filed as
            Exhibit 4.10 to the Company's Registration Statement on Form 10-K filed with the SEC on February 22, 1993, and incorporated herein by reference.

4.16 Amendment to Financing Agreement dated February 16, 1993, and effective as of December 31, 1992, to Accounts Financing Agreement (Security Agreement) described in 4.13 above, filed as exhibit 4.11 to the Company's Registration Statement on Form 10-K filed with the SEC on February 22, 1993, and incorporated herein by reference.

4.17 Amendment to Financing Agreement dated February 16, 1993, and effective as of December 31, 1992, to Accounts Financing Agreement (Security Agreement) described in 4.14 above, filed as
            Exhibit 4.12 to the Company's Registration Statement on Form 10 filed with the SEC on February 22, 1993, and incorporated herein by reference.

4.18 Amendment to Accounts Financing Agreement dated May 14, 1993, to Account Financing Agreement (Security Agreement) described in 4.2 above, filed as Exhibit 4.13 to the Company's Amendment No. 1 to its Registration Statement on Form 10 dated May 17, 1993, and incorporated herein by reference.

4.19 Amendment to Accounts Financing Agreement dated May 14, 1993, to Accounts Financing Agreement (Security Agreement) described in
            4.14 above, filed as Exhibit 4.14 to the Company's Amendment No. 1 to its Registration Statement on Form 10 dated May 17, 1993, and incorporated herein by reference.

4.20 Form of ESI warrant, filed as Exhibit 4(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

4.21 Form of Warrant Agreement between the Company and Republic Bank Dallas, N.A., as Warrant Agent, relating to the ESI Warrants, filed as exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 3311990), filed with the Commission and incorporated herein by reference.

4.22 Amendment Number One to the Warrant Agreement described in 4.19 above, dated effective July 1, 1988, filed as Exhibit 4.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

4.23 Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company, as Warrant Agent, relating to the ESI 1993 Callable Warrants, filed as Exhibit 4.3 to the Company's Registration Statement on Form 10 filed with the SEC on February 22, 1993, and incorporated herein by reference.

4.24 Form of Pairing Agreement between the Company and Contempri Homes, Inc., relating to the pairing as a unit of the Company's 1993 Callable Warrant and the Common Stock of Contempri Homes, Inc. (a former subsidiary of the Company), filed as exhibit 4.4 to the Company's Registration Statement on Form 10 filed with the SEC on February 22, 1993, and incorporated herein by reference.

4.25 Credit Agreement dated as of April 25, 1994, between the Company, Supreme Corporation, and NBD Bank and signed in connection with certain long-term indebtedness, filed as Exhibit 4.25 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.26 Letter Agreement dated April 25, 1994, between the Company and Congress Financial Corporation with respect to the repayment by the Company to Congress Financial Corporation of certain long-term indebtedness, filed as Exhibit 4.26 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

10.1 The Company's 1982 Incentive Stock Option Plan, filed as Exhibit 10(c) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1981, and incorporated herein by reference.

10.2 Form of Stock Option Agreement used to evidence options granted under the Company's 1982 Incentive Stock Option Plan, filed as
            Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1981, and incorporated herein by reference.

10.3 Amendment Number One to the Company's 1982 Incentive Stock Option Plan as adopted by the Company's Board of Directors effective
            May 1, 1987, filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

10.4 Amendment Number Two to the Company's 1982 Incentive Stock Option Plan as adopted by the Company's Board of Directors effective December 2, 1987, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

10.5        The Company's 1986 Non-Qualified Stock Option Plan, filed as
            Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1986, and incorporated herein by reference.

10.6 Form of Non-Qualified Stock Option used to evidence options granted under the Company's 1986 Non-Qualified Stock Option Plan, filed as exhibit 10.36 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1986, and incorporated herein by reference.

10.7 The Company's 1992 Stock Option Plan, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.8 Form of Stock Option grant agreement used to evidence options granted under the Company's 1992 Stock Option Plan, filed as
            Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.9 Form of Amended Stock Purchase Warrant dated November 29, 1988, for 222,841 shares of the Company's Class A Common Stock by Omer
            G. Kropf, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.10 Inventory Loan and Security Agreement dated October 12, 1988, among General Motors Acceptance Corporation and the Company, its subsidiaries, and certain subsidiaries of Supreme Corporation, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.11 Form of Demand Promissory Note dated September 28, 1988, in the principal amount of $2,940,000 from the Company, and relating to the Agreement described 10.10 above, filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.12 Intercreditor Agreement dated as of December 31, 1991, among General Motors Acceptance Corporation and Congress Financial Corporation, and relating to the Agreement described in 10.10 above filed as Exhibit 10.14 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.13 Pool Company Wholesale Finance Plan Application for Wholesale Financing and Security Agreements, dated December 5, 1990, among Ford Motor Credit Company and each of Supreme Corporation, Supreme Truck Bodies of California, Inc., Supreme Corporation of Texas, and Supreme Mid-Atlantic Corporation, filed as Exhibit
            10.15 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.14 Release of security interest from Ford Motor Credit Corporation dated December 26, 1991, addressed to Congress Financial Corporation, and relating to the Agreements described in 10.13 above, filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10.15 Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Goshen, Indiana facilities, filed as exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.16 Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.17 Lease dated August 27, 1990, between Supreme Truck Bodies of California, Inc. and Edgar Maas, individually and as Trustee of the Marsha Maas Testamentary Trust, relating to Supreme Corporation's Riverside, California facility, filed as Exhibit
            10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.18 License Agreement dated to be effective November 5, 1992, between Supreme Corporation as licensee and ACCGRUPPENAB, a Swedish Corporation, as licensor, with respect to certain know-how and patent rights, filed as exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.19 Employment Contract dated to be effective May 1, 1993, between Supreme Corporation and Omer G. Kropf filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.20 Consulting Agreement dated to be effective January 1, 1993, between the Company and William J. Barrett, filed as Exhibit
            10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.21 Consulting Agreement dated to be effective January 1, 1993, between the Company and Herbert M. Gardner, filed as Exhibit
            10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.22 Consulting Agreement dated to be effective April 15, 1993, between the Company and Rice M. Tilley, Jr., filed as Exhibit
            10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.23 Consulting Agreement dated to be effective April 15, 1993, between the Company and H. Douglas Schrock, filed as Exhibit
            10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.24 Employment Contract dated to be effective October 1, 1994, between Supreme Corporation and Robert W. Wilson, filed as Exhibit
            10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

11.1        Statement regarding computation of per share earnings.

21.1        Subsidiaries of the Company.

23.1        Consent of Independent Accountants.

EXHIBIT 11.1 -- STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
(Amounts in thousands, except per share data)


                                         Years Ended December 31,
                                         1995      1994      1993
PRIMARY

     Average shares outstanding          8,160     7,978     7,422

     Net effect of dilutive stock
       options and warrants - based
       on the treasury stock method
       using average market price          420       165       128

     Dilutive effect of subordinated
       convertible notes                    14        --        --

             TOTAL                       8,594     8,143     7,550

     Net income                        $ 7,240   $ 5,473   $ 4,268

     Earnings per share                $   .84   $   .67   $   .56


FULLY DILUTED

     Average shares outstanding          8,160     7,978     7,422

     Net effect of dilutive stock
       options and warrants - based
       on the treasury stock method
       using the period-end market
       price, if higher than the
       average market price                490       166       135

     Dilutive effect of subordinated
       convertible notes                   611       612     1,117

             TOTAL                       9,261     8,756     8,674

     Net income                        $ 7,240   $ 5,473   $ 4,268

     Interest expense reduction due
       to assumed conversion of
       subordinated convertible
       notes - net of tax                  131       127       146

     Net income as adjusted            $ 7,371   $ 5,600   $ 4,414

     Earnings per share                $   .80   $   .64   $   .51

                                                     Exhibit 21.1

Subsidiaries of the Company

Supreme Corporation of Texas, a Texas Corporation

Supreme Truck Bodies of California, Inc., a California Corporation

Supreme Mid-Atlantic Corporation, a Texas Corporation

Supreme/Murphy Truck Bodies, Inc., a North Carolina Corporation

Rouse Welding and Body Company, Inc., a Texas Corporation

Atlantic Sales Corporation, a Texas Corporation

Atlantic Wood Products, S.A.

PA Land Holding Corp., a Texas Corporation

                                                Exhibit 23.1

                    CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-8 (File No. 33-64047) and on Form S-3 (File Nos. 33-59586; 33-49488 and
33-59343) and in the related Prospectus of our reports dated January 26, 1996, on our audits of the consolidated financial statements and financial statement schedule of Supreme Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 which reports are included in this Annual Report on Form 10-K.



                                                COOPERS & LYBRAND L.L.P.


South Bend, Indiana
March 27, 1996