Form 10-Q
period 1996-03-31
SUPREME INDUSTRIES INC
filed 1996-05-14
CIK 350846

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   (X)      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1996
                              OR
   ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock ($.10 Par Value)  		Outstanding at May 3, 1996

            Class A                         7,177,731 shares
            Class B                         1,402,976 shares

The index to Exhibits is at page 10 in the sequential numbering system. Total pages: 11

                                  1 of 11


                          SUPREME INDUSTRIES, INC.

                                  CONTENTS

                                                                 Pages
Part I. Financial Information

 Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets                    3 & 4

        Consolidated Condensed Statements of Income                  5

        Consolidated Condensed Statements of Cash Flows              6

        Notes to Consolidated Condensed Financial Statements         7

 Item 2. Management's Discussion and Analysis of Financial       8 & 9
         Condition and Results of Operations


Part II. Other Information


Signatures                                                           9

Index to Exhibits                                                   10



                                2 of 11


                        Part I. Financial Information
                        Item 1. Financial Statements


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets


                                             March 31,     December 31,
                                               1996           1995
                                            ----------------------------
Assets                                      (Unaudited)

Current assets:
  Cash and cash equivalents...............     $178,423        $106,740
  Accounts receivable, net................   19,314,203      16,336,446
  Inventories.............................   22,670,297      20,144,271
  Deferred income taxes...................      910,918         910,918
  Other current assets....................      486,459         448,665
                                            ----------------------------
     Total current assets.................   43,560,300      37,947,040
                                            ----------------------------


Property, plant and equipment:
  Land and improvements...................    2,147,783       2,123,848
  Buildings and improvements..............    9,343,330       9,028,195
  Leasehold improvements..................    4,872,923       4,845,816
  Machinery and equipment.................   18,732,715      17,885,788
                                            ----------------------------
                                             35,096,751      33,883,647
     Less, Accumulated depreciation and
       amortization.......................   12,884,054      12,429,136
                                            ----------------------------
     Property, plant and equipment, net...   22,212,697      21,454,511


Intangible assets, net....................    2,061,177       2,112,004
Other assets..............................    1,354,505         913,107
                                            ----------------------------

     Total assets.........................  $69,188,679     $62,426,662
                                            ============================

The accompanying notes are a part of the consolidated financial statements.


                                 3  of  11


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded


                                             March 31,     December 31,
                                               1996           1995
                                           -----------------------------
Liabilities and Stockholders' Equity        (Unaudited)

Current liabilities:
  Current maturities of long-term debt....   $2,577,719      $2,609,815
  Trade accounts payable..................    7,883,812       6,343,766
  Accrued income taxes....................      708,593         138,682
  Other accrued liabilities...............    4,321,788       5,715,879
                                           -----------------------------
     Total current liabilities............   15,491,912      14,808,142

Long-term debt............................   23,020,631      18,031,553

Deferred income taxes.....................      784,086         784,086
                                           -----------------------------
     Total liabilities....................   39,296,629      33,623,781
                                           -----------------------------


Stockholders' equity:
  Class A Common Stock, $.10 par value....      717,512         673,861
  Class B Common Stock, convertible into
    Class A Common Stock on a one-for-one
    basis, $.10 par value.................      140,298         180,166
  Additional paid-in capital..............   19,010,458      18,911,421
  Retained earnings.......................   10,180,268       9,193,919
  Treasury stock, at cost, 13,757 shares
    of Class A Common Stock...............     (156,486)       (156,486)
                                           -----------------------------

     Total stockholders' equity...........   29,892,050      28,802,881
                                           -----------------------------


     Total liabilities and stockholders'
       equity.............................  $69,188,679     $62,426,662
                                           =============================


The accompanying notes are a part of the consolidated financial statements.


                                4  of  11


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                                                  Three Months Ended
                                                      March 31,
                                             ---------------------------
                                                 1996          1995
                                             ---------------------------
Revenues....................................  $38,493,108   $43,669,383

Costs and expenses:
  Cost of sales.............................   32,659,515    37,405,360
  Selling, general and administrative.......    3,584,052     3,267,471
  Interest..................................      533,192       483,285
                                             ---------------------------
                                               36,776,759    41,156,116
                                             ---------------------------
     Income before income taxes.............    1,716,349     2,513,267

  Income taxes..............................      730,000     1,023,000
                                             ---------------------------
     Net income.............................     $986,349    $1,490,267
                                             ===========================


Earnings per share:
  Primary..................................          $.11          $.18
  Fully diluted............................           .11           .17


Weighted average number of shares of
  common stock and common stock
  equivalents:
    Primary................................     9,039,016     8,215,488
    Fully diluted..........................     9,301,414     8,889,783


The accompanying notes are a part of the consolidated financial statements.


                                5  of  11


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                             ---------------------------
                                                 1996          1995
                                             ---------------------------
Cash flows from operating activities:
  Net income...............................    $986,349      $1,490,267
  Depreciation and amortization............     470,035         431,176
  Amortization of intangibles and other
    assets.................................      52,731          50,827
  (Gain) loss on disposal of equipment.....         551          (2,894)
  Changes in operating assets and
    liabilities............................  (4,630,280)     (7,599,745)
                                             ---------------------------
       Net cash used in operating
         activities........................  (3,120,614)     (5,630,369)
                                             ---------------------------

Cash flows from investing activities:
  Additions to property, plant and
    equipment..............................  (1,228,772)     (1,210,424)
  Proceeds from sale of property, plant
    and equipment..........................         ---           2,894
  Increase in intangible and other assets..    (443,304)            ---
                                            ----------------------------
       Net cash used in investing
         activities........................  (1,672,076)     (1,207,530)
                                            ----------------------------

Cash flows from financing activities:
  Proceeds from revolving line of credit
    and other long-term debt...............  17,299,716      20,400,531
  Repayments of revolving line of credit
    and other long-term debt............... (12,538,162)    (13,744,304)
  Proceeds from exercise of stock options
    and warrants...........................     102,820             ---
                                            ----------------------------
       Net cash provided by financing
         activities........................   4,864,374       6,656,227
                                            ----------------------------
Increase (decrease) in cash and cash
  equivalents..............................      71,684        (181,672)
Cash and cash equivalents, beginning of
  period...................................     106,740         273,720
                                            ----------------------------
Cash and cash equivalents, end of period...    $178,424         $92,048
                                            ============================


The accompanying notes are a part of the consolidated financial statements.


                                6  of  11


SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A -BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. The December 31, 1995 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:


                                      March 31,         December 31,
                                        1996               1995
                                    -----------         -----------

    Raw materials.................. $14,091,781         $11,599,585
    Work-in-progress...............   3,148,712           3,113,990
    Finished goods.................   5,429,804           5,430,696
                                    -----------        ------------
                                    $22,670,297         $20,144,271
                                    ===========        ============

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

NOTE C - LONG TERM DEBT

On February 20, 1996 the Company amended its revolving credit agreement to extend the expiration two years to April 30, 1999. In addition, the revolving credit line was increased from $12.0 million to $20.0 million for the period each year from February 1 through June 30. The limit was increased from $12.0 million to $14.0 million for all other months of the year. Interest on outstanding borrowings under the revolving line of credit is payable monthly based on the bank's prime rate or certain basis points above the LIBOR rate depending on the pricing option selected and the Company's leverage ratio, as defined. The revolving line of credit also requires a commitment fee of 3/16% per annum based upon the annualized average unused portion.

                                7 of 11


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Revenues for the quarter ended March 31, 1996 decreased $5,176,275 to $38,493,108 from $43,669,383 for the quarter ended March 31, 1995. Net income for the quarter ended March 31, 1996 decreased $503,918 to $986,349 from $1,490,267 for the quarter ended March 31, 1995.

The revenue decrease was attributed to a significant decline in fleet revenues. This decline was the result of delayed chassis deliveries due to labor disputes at the chassis manufacturer. The second quarter of 1996 will benefit from the delayed deliveries. The Company also experienced generally softer market conditions in the Northeastern, Midwestern and Southwestern markets, however as the second quarter begins, the Company has seen signs of improved conditions in these areas. The severe weather conditions encountered in the Company's large Northeastern market was also a major cause for the revenue decline.

The Company's gross profit improved .9% for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. Contributing to the improvement was a decline in material costs as a percentage of revenues when compared to the prior year's comparable quarter. The decline in material costs resulted from realizing the full benefit of price increases implemented throughout 1995 and from favorable raw material pricing experienced during the first quarter of 1996. Partially offsetting this material cost decline were increases in both direct labor and overhead as a percentage of revenues when compared to the prior year's comparable quarter. The increases in direct labor were caused by expenses in preparation for fleet deliveries that won't occur until the second quarter. The increase in the overhead expense as a percentage of revenues was caused by the fixed nature of certain components of the overhead pool when related to lower revenues in the current year's quarter. It is anticipated that both direct labor and overhead as a percentage of revenues will improve in the second quarter of 1996 in correlation with the deliveries of the delayed fleet orders as well as higher overall revenues.

Selling, general and administrative expenses increased $316,581 to $3,584,052 from $3,267,471 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The increases resulted from updating the Company's sales literature, increased promotional and show expenses as well as increased advertising in trade publications.

The decline in net income for the quarter to 2.6% of revenues from 3.4% of revenues for the prior year's comparable quarter is due to the factors discussed above.


Liquidity and Capital Resources

Net income and funds available under the Company's revolving credit agreement were sufficient to finance the 1996 first quarter operations, finance capital expenditures and service debt obligations. Availability under the Company's revolving credit agreement was $2.7 million at March 31, 1996.

                                  8 of 11


The ratio of current assets to current liabilities was 2.8 to 1 at March 31, 1996 compared to 2.4 to 1 at December 31, 1995. Capital expenditures were $1.2 million for the quarter ended March 31, 1996. These expenditures were funded with borrowings under the Company's revolving credit agreement.

During the first quarter 1996, the Company amended its revolving credit agreement to extend the expiration two years to April 1999. In addition, the revolving credit line was increased from $12.0 million to $20.0 million for the period each year from February 1 through June 30. The increase is necessary to fund operations during the building of fleet inventory which is built in advance of specific delivery deadlines. The revolver limit was increased from $12.0 million to $14.0 million for all other months of the year due to the overall growth of the Company.

The Company anticipates that cash flow from operations and funds available from outside financing will be sufficient to finance operations and planned capital expenditures the balance of 1996.


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


                                          SUPREME INDUSTRIES, INC.

Date:  May 13, 1996                By:/s/Robert W. Wilson
                                   Executive Vice President, Treasurer,
                                   Chief Financial Officer and Director
                                   (Principal Financial and Accounting
                                   Officer)

                                   Signing on behalf of the Registrant
                                   and as Principal Financial Officer)


                                  9 of 11


                              INDEX TO EXHIBITS


Exhibit No.   Description						                            Page

    11        Computation of Earnings Per Share             11



                                  10 of 11



EXHIBIT 11.1-- STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

SUPREME INDUSTRIES, INC.
(Amounts in thousands, except per share data)


                                            Three Months Ended March 31,
                                            ----------------------------
                                                 1996          1995
                                                ------        ------

PRIMARY
     Average shares outstanding                  8,553         8,159
     Net effect of dilutive stock options
       and warrants - based on the treasury
       stock method using average market
       price                                       486            57
                                                ------        ------

                     TOTAL                       9,039         8,216
                                                ======        ======


     Net income                                 $  986        $1,490
                                                ======        ======
     Net income per share                       $  .11        $  .18
                                                ======        ======


FULLY DILUTED
     Average shares outstanding                  8,553         8,159
     Net effect of dilutive stock options
       and warrants - based on the treasury
       stock method using the period-end
       market price, if higher than the
       average market price                        486           120
     Net effect of subordinated convertible
       notes                                       262           611
                                                ------        ------

                     TOTAL                       9,301         8,890
                                                ======        ======


     Net income                                 $  986        $1,490
     Interest expense reduction due to
       assumed conversion of subordinated
       convertible notes - net of tax               15            34
                                                ------        ------
     Net income as adjusted                     $1,001        $1,524
                                                ======        ======

     Net income per share                       $  .11        $  .17
                                                ======        ======


                               11 of 11
