Form 10-Q
period 1996-06-30
SUPREME INDUSTRIES INC
filed 1996-08-14
CIK 350846

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
   (X)          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1996
                                   OR
   ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to

                          Commission File No. 1-8183

                          SUPREME INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                Delaware              	           75-1670945
    (State or other jurisdiction of     (I.R.S. Employer Identification
     incorporation or organization)      No.)

            65140 U.S. 33 East, P.O. Box 237, Goshen, Indiana  46526
                    (Address of principal executive offices)

Registrant's telephone number, including area code:(219) 642-3070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock ($.10 Par Value)         Outstanding at July 29,1996
             Class A                              8,012,735
             Class B                              1,402,976

The index to Exhibits is at page 12 in the sequential numbering system. Total number of pages: 13.

                           Page 1 of 13

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

          Notes to Consolidated Financial Statements       7 & 8


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8 & 9



PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security
          Holders                                             10

          Signatures                                          11

          Index to Exhibits                                   12


                                Page 2 of 13

                     Part I. Financial Information
                     Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                June 30,       December 31,
                                                  1996            1995
                                              -----------      -----------
Assets                                        (Unaudited)

Current assets:
  Cash and cash equivalents..................     $95,034         $106,740
  Accounts receivable, net...................  19,562,995       16,336,446
  Inventories................................  22,342,978       20,144,271
  Deferred income taxes......................     910,918          910,918
  Other current assets.......................     487,674          448,665
                                              ------------     ------------
       Total current assets..................  43,399,599       37,947,040
                                              ------------     ------------



Property, plant and equipment:
  Land and improvements......................   2,158,760        2,123,848
  Buildings and improvements.................   9,768,478        9,028,195
  Leasehold improvements.....................   4,883,152        4,845,816
  Machinery and equipment....................  22,937,311       17,885,788
                                              ------------     ------------
                                               39,747,701       33,883,647
     Less, Accumulated depreciation and
       amortization                            13,358,616       12,429,136
                                              ------------     ------------
       Property, plant and equipment, net....  26,389,085       21,454,511



Intangible assets, net.......................   2,010,350        2,112,004
Other assets.................................   1,329,214          913,107
                                              ------------     ------------

       Total assets.......................... $73,128,248      $62,426,662
                                              ============     ============

The accompanying notes are a part of the consolidated financial statements.


                             Page 3 of 13

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

                                                June 30,       December 31,
                                                  1996            1995
                                              ------------     -----------
Liabilities and Stockholders' Equity           (Unaudited)

Current liabilities:
  Current maturities of long-term debt.......   $1,614,758      $2,609,815
  Trade accounts payable.....................    6,649,916       6,343,766
  Accrued income taxes.......................    1,090,593         138,682
  Other accrued liabilities..................    5,187,775       5,715,879
                                               ------------    ------------
       Total current liabilities.............   14,543,042      14,808,142

Long-term debt...............................   23,906,584      18,031,553

Deferred income taxes........................      784,086         784,086
                                               ------------    ------------
       Total liabilities.....................   39,233,712      33,623,781
                                               ------------    ------------


Stockholders' equity:
  Class A Common Stock, $.10 par value.......      801,274         673,861
  Class B Common Stock, convertible into
     Class A Common Stock on a one-for-one
     basis, $.10 par value...................      140,298         180,166
  Additional paid-in capital.................   20,849,609      18,911,421
  Retained earnings..........................   12,259,841       9,193,919
  Treasury stock, at cost, 13,757 shares of
     Class A Common Stock....................     (156,486)       (156,486)
                                               ------------    ------------
       Total stockholders' equity............   33,894,536      28,802,881
                                               ------------    ------------

       Total liabilities and stockholders'
         equity..............................  $73,128,248     $62,426,662
                                               ============    ============

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                              ----------- ----------- ----------- -----------
                                  1996       1995        1996        1995
                              ----------- ----------- ----------- -----------
Revenues..................... $44,057,242 $48,136,419 $82,550,350 $91,805,802

Costs and expenses:
  Cost of sales..............  36,314,957  39,365,804  68,974,472  76,771,164
  Selling, general and
    administration...........   3,952,121   3,879,878   7,536,173   7,147,349
  Interest...................     247,591     456,332     780,783     939,617
                              ----------- ----------- ----------- -----------
                               40,514,669  43,702,014  77,291,428  84,858,130
                              ----------- ----------- ----------- -----------
   Income before income taxes   3,542,573   4,434,405   5,258,922   6,947,672

  Income taxes...............   1,463,000   1,798,000   2,193,000   2,821,000
                              ----------- ----------- ----------- -----------
    Net income...............  $2,079,573  $2,636,405  $3,065,922  $4,126,672
                              =========== =========== =========== ===========


Earnings per share:
    Primary..................       $.23         $.31        $.33        $.49
    Fully diluted............        .22          .29         .33         .45


Weighted average number of
  shares of common stock and
  common stock equivalents:
    Primary...................  9,244,531   8,558,960   9,169,649   8,446,920
    Fully diluted.............  9,394,936   9,303,600   9,375,591   9,301,657

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                 Six Months Ended
                                                    June 30,
                                            ------------ ------------
                                                1996         1995
                                            ------------ ------------
Cash flows from operating activities:
  Net income..............................   $3,065,922   $4,126,672
  Depreciation and amortization...........      949,593      916,122
  Amortization of intangibles and other
    assets................................      105,464      101,655
  (Gain) loss on disposal of equipment....           51       (9,250)
  Changes in operating assets and
    liabilities...........................   (4,734,308)  (5,352,118)
                                            ------------ -------------
    Net cash used in operating activities.     (613,278)    (216,919)
                                            ------------ -------------

Cash flows from investing activities:
  Additions to property, plant and
    equipment.............................   (5,884,718)  (2,573,323)
  Proceeds from sale of property, plant
    and equipment.........................          500        9,250
  Increase in intangible and other assets.     (419,917)         ---
                                            ------------- ------------
     Net cash used in investing
       activities.........................   (6,304,135)  (2,564,073)
                                            ------------- ------------

Cash flows from financing activities:
  Proceeds from revolving line of credit
    and other long-term debt..............   38,837,849   36,136,666
  Repayments of revolving line of credit
    and other long-term debt..............  (32,823,447) (33,587,542)
  Proceeds from exercise of stock options
    and warrants..........................      891,305       62,289
                                            ------------ ------------
    Net cash provided by financing
      activities..........................    6,905,707    2,611,413
                                            ------------ ------------
Decrease in cash and cash equivalents.....      (11,706)    (169,579)
Cash and cash equivalents, beginning of
  period..................................      106,740      273,720
                                            ------------ ------------
Cash and cash equivalents, end of period..      $95,034     $104,141
                                            ============ ============

Noncash investing and financing
  activities:
    Conversion of convertible notes to
      shares of Class A Common Stock......    1,134,428          ---
    Conversion of Class B Common Stock to
      Class A Common Stock................       39,868        7,227
    Exchange of warrants for Class A
      Common Stock........................    3,051,930          ---

The accompanying notes are a part of the consolidated financial statements.


SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 31, 1995 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:

                                     June 30,          December 31,
                                       1996                1995
                                  -------------       -------------

   Raw materials................. $ 13,098,256        $ 11,599,585
   Work-in-progress..............    3,157,782           3,113,990
   Finished goods................    6,086,940           5,430,696
                                  -------------       -------------
                                  $ 22,342,978        $ 20,144,271
                                  =============       =============

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

NOTE C - LONG TERM DEBT

On February 20, 1996, the Company amended its revolving credit agreement to extend the expiration two years to April 30, 1999. In addition, the revolving credit line was increased from $12.0 million to $20.0 million for the period each year from February 1 through June 30, and the credit line was increased from $12.0 million to $14.0 million for all other months of the year.

On April 10, 1996, the Company closed on a $3.2 million Industrial Revenue Bond with the California Statewide Communities Development Authority. The proceeds were used to purchase the Company's California manufacturing facility. The variable interest rate bonds are amortized over 15 years.
The interest rate (3.8% at the end of June) is determined by the remarketing agent based on comparable tax-exempt obligations.


NOTE D - STOCK DIVIDEND

On November 29, 1995, the Board of Directors declared a 10% common stock dividend payable on December 22, 1995, to stockholders of record on December 15, 1995. Earnings per share and weighted average shares outstanding for all periods in 1995 have been restated to reflect the 10% stock dividend.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the six months ended June 30, 1996 decreased $9,255,452 to $82,550,350 while revenues for the three months ended June 30, 1996 decreased $4,079,177 to $44,057,242 compared to the corresponding periods in 1995. Net income for the six months ended June 30, 1996 decreased $1,060,750 to $3,065,922 while net income for the three months ended
June 30, 1996 decreased $556,832 to $2,079,573.

The decrease in revenues was caused by softness in the Company's large Northeastern and Midwestern truck equipment markets as well as a delay in the awarding of a large municipal bus contract normally delivered during this time frame. While there is no assurance the Company will be successful in winning this contract, it is actively pursuing such contract. Revenues were also negatively affected by a decline in fleet orders to large end-users as well as the absence of a significant Government Services Administration contract that did not repeat in 1996.

The Company's gross profit percentage declined .6% for the quarter ended
June 30, 1996 to 17.6% while gross profit for the six months ended
June 30, 1996 was unchanged at 16.4% when compared to the prior year's comparable period. The Company's material cost declined in both the quarter and six months ended June 30, 1996 when compared to the comparable prior year periods. Direct labor and overhead costs increased in both periods completely offsetting the decrease in material cost for the six months ended June 30, 1996 and more than offsetting the decline in material costs for the quarter ended June 30, 1996. Gross profit margins were also affected by expenses relating to the development of the Company's new patented fiberglass reinforced panel ("FRP") facility, and its new Honduras hardwood flooring plant. The Company also incurred costs associated with the start-up of three new distribution centers, the investment in two new major product lines and the move to a new manufacturing plant in California.


Selling, general and administrative expenses increased 1.3% to 9.1% from 7.8% for the six months ended June 30, 1996 and increased .9% to 9.0% from 8.1% for the three months ended June 30, 1996. In addition to lower revenues, the increase in the percentage was caused by expansion of the Company's sales force associated with its expanded distribution as well as the development of new literature and the revision of existing literature for the Company's existing and new product lines. The Company's trade show and advertising expenses have also increased in connection with its new literature and expanded product line.

The decline in net income for the quarter and six months ended June 30, 1996 was caused by the factors discussed above.

Liquidity and Capital Resources

Net income and funds available under the Company's revolving credit agreement were sufficient to finance operations and service debt obligations for the six months ended June 30, 1996. Funds available under the Company's revolving credit agreement and a $3.2 million California Industrial Revenue Bond were sufficient to finance capital expenditures for the period ended June 30, 1996. Availability under the Company's revolving credit agreement was $1.4 million at June 30, 1996 (based upon the reduced revolver amount of $14.0 million which became effective July 1, 1996).

Proceeds from the exercise of Warrants and stock options were $.9 million during the six months ended June 30, 1996. Prior to the expiration date of the Company's 1993 Callable Warrants on June 9, 1996, 278,687 of such Warrants were exercised for cash, 2,141,705 were exchanged for Class A Common Stock (on a 5 Warrants for 1 Class A Common Share basis) and 60,370 Warrants expired.

The ratio of current assets to current liabilities was 3.0 to 1.0 at June 30, 1996.

Capital expenditures for the six months ended June 30, 1996 were $5.9 million. The largest expenditure in the period was the $3.5 million acquisition and renovation of a manufacturing facility in Moreno Valley, California. Other major expenditures during the period were for the Company's patented fiberglass reinforced panel ("FRP") machine, the Honduran hardwood flooring plant and the purchase of land and construction of a new distribution facility to service the Louisville - Cincinnati area.

The Company believes cash flow from operations and funds available under the Company's revolving credit agreement will be sufficient to finance the balance of 1996 operations and planned capital expenditures.


                        PART II.   OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

Supreme Industries, Inc.'s annual meeting of stockholders was held on May 2, 1996. Below is a summary of matters voted upon at that meeting.

a) The following individuals were elected Directors by the holders of the Company's Class A Common Stock by a vote of 4,986,378 to 171,548 with no abstentions:

                      H. Douglas Schrock
                      Rice M. Tilley, Jr.

   Mr. Rick L. Horn was elected director by the holders of the Company's
   Class A Common Stock by a vote of 4,982,651 to 175,275 with no abstentions.

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

c) The amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Class A Common Stock from 15,000,000 to 20,000,000 passed with 4,930,957 voting for, 210,512 voting against and 16,457 abstaining.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

        a) Exhibits:

           Exhibit 11-Statement Regarding Computation of Per Share
           Earnings

        b) Reports on Form 8-K:  None


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SUPREME INDUSTRIES, INC.

DATE: August 14, 1996            BY: /s/ROBERT W. WILSON
                                     Robert W. Wilson
                                     Executive Vice President,
                                     Treasurer, Chief Financial Officer
                                     and Director (Principal Financial
                                     and Accounting Officer)

                                     (Signing on behalf of the
                                     Registrant and as Principal
                                     Financial Officer.)


                            INDEX TO EXHIBITS


Exhibit No.     Description                                      Page

   11           Statement Regarding Computation of Per Share
                Earnings                                          13


                               EXHIBIT 11

          STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
(Amounts in thousands, except per share data)


                                            Six Months Ended June 30,
                                            -------------------------
                                                1996          1995
                                                ----          ----
PRIMARY
  Average shares outstanding                   8,638         8,159
  Net effect of dilutive stock options
    and warrants - based on the treasury
    stock method using average market price      474           288
  Net effect of subordinated - convertible
    notes                                         58            --
                                             -------       -------
                      TOTAL                    9,170         8,447
                                             =======       =======

  Net income                                 $ 3,066       $ 4,127
                                             =======       =======
  Net income per share                       $   .33       $   .49
                                             =======       =======

FULLY DILUTED
  Average shares outstanding                   8,638         8,159
  Net effect of dilutive stock options
    and warrants - based on the treasury
    stock method using the period-end
    market price, if higher than the
    average market price                         475           531

  Net effect of subordinated convertible
    notes                                        263           612
                                             -------       -------
                    TOTAL                      9,376         9,302
                                             =======       =======

  Net income                                 $ 3,066       $ 4,127
  Interest expense reduction due to
    assumed conversion of subordinated
    convertible notes - net of tax                23            67
                                             -------       -------
  Net income as adjusted                     $ 3,089       $ 4,194
                                             =======       =======

  Net income per share                       $   .33       $   .45
                                             =======       =======

Note: Share and per share data for 1995 have been restated for the 10% stock dividend declared on November 29, 1995.
