Form 10-Q
period 1996-09-30
SUPREME INDUSTRIES INC
filed 1996-11-13
CIK 350846

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
   (X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       		  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1996
                               OR
   ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($.10 Par Value)         Outstanding at November 11,1996
            Class A                            8,012,781
            Class B                            1,402,976

The index to Exhibits is at page 13 in the sequential numbering system. Total number of pages: 14.


                        SUPREME INDUSTRIES, INC.


                                CONTENTS

                                                               Page No.
PART I.   FINANCIAL INFORMATION

  Item 1.	Financial Statements:

        		Consolidated Balance Sheets			                         3 & 4

          Consolidated Statements of Income                          5

          Consolidated Statements of Cash Flows                      6

          Notes to Consolidated Financial Statements             7 & 8

  Item 2.	Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8 - 10



PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                          11

          Signatures                                                12

          Index to Exhibits                                         13


                          Part I. Financial Information
                          Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets


                                             September 30,   December 31,
                                                 1996           1995
                                             -------------   ------------
Assets                                        (Unaudited)

Current assets:
  Cash and cash equivalents..................    $110,789        $106,740
  Accounts receivable, net...................  16,572,926      16,336,446
  Inventories................................  21,560,685      20,144,271
  Deferred income taxes......................     910,918         910,918
  Other current assets.......................     386,769         448,665
                                             ------------    ------------
       Total current assets..................  39,542,087      37,947,040
                                             ------------    ------------


Property, plant and equipment:
  Land and improvements......................   2,872,521       2,123,848
  Buildings and improvements.................  12,275,091       9,028,195
  Leasehold improvements.....................   4,909,293       4,845,816
  Machinery and equipment....................  20,033,448      17,885,788
                                             ------------    ------------
                                               40,090,353      33,883,647
       Less, Accumulated depreciation and
         amortization........................  13,769,255      12,429,136
                                             ------------    ------------
         Property, plant and equipment, net..  26,321,098      21,454,511


Intangible assets, net.......................   1,959,522       2,112,004
Other assets.................................   1,388,174         913,107
                                             ------------    ------------

         Total assets........................ $69,210,881     $62,426,662
                                             ============    ============

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded


                                             September 30,   December 31,
                                                 1996           1995
                                             -------------   ------------
Liabilities and Stockholders' Equity          (Unaudited)

Current liabilities:
  Current maturities of long-term debt.......   $2,337,563     $2,609,815
  Trade accounts payable.....................    5,768,321      6,343,766
  Accrued income taxes.......................    1,140,486        138,682
  Other accrued liabilities..................    5,749,715      5,715,879
                                              ------------   ------------
       Total current liabilities.............   14,996,085     14,808,142

Long-term debt...............................   18,295,688     18,031,553

Deferred income taxes........................      784,086        784,086
                                              ------------   ------------
       Total liabilities.....................   34,075,859     33,623,781
                                              ------------   ------------


Stockholders' equity:
  Class A Common Stock, $.10 par value.......      801,276        673,861
  Class B Common Stock, convertible into
    Class A Common Stock on a one-for-one
    basis, $.10 par value....................      140,298        180,166
  Additional paid-in capital.................   23,901,537     18,911,421
  Retained earnings..........................   10,448,397      9,193,919
  Treasury stock, at cost, 13,757 shares
    of Class A Common Stock..................     (156,486)      (156,486)
                                              ------------   ------------
       Total stockholders' equity............   35,135,022     28,802,881
                                              ------------   ------------

       Total liabilities and stockholders'
         equity..............................  $69,210,881    $62,426,662
                                              ============   ============

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)





                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                          ------------------------- -------------------------
                              1996         1995          1996         1995
                          ------------ ------------ ------------ ------------
Revenues.................. $38,813,812  $37,436,575 $121,364,162 $129,242,377

Costs and expenses:
  Cost of sales...........  32,463,802   30,722,524  101,438,274  107,493,688
  Selling, general and
    administrative........   3,852,095    3,463,637   11,388,268   10,610,986
  Interest................     367,429      497,953    1,148,212    1,437,570
                          ------------ ------------ ------------ ------------
                            36,683,326   34,684,114  113,974,754  119,542,244
                          ------------ ------------ ------------ ------------
     Income before income
       taxes..............   2,130,486    2,752,461    7,389,408    9,700,133

Income taxes..............     890,000    1,123,000    3,083,000    3,944,000
                          ------------ ------------ ------------ ------------
      Net income..........  $1,240,486   $1,629,461   $4,306,408   $5,756,133
                          ============ ============ ============ ============


Earnings per share:
      Primary.............        $.13         $.18         $.46         $.67
      Fully diluted.......         .13          .18          .46          .63


Weighted average number of
  shares of common stock
  and common stock
  equivalents:
    Primary...............   9,452,486    8,756,419    9,265,717    8,560,280
    Fully diluted.........   9,452,486    9,367,784    9,402,378    9,346,370

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                  Nine Months Ended
                                                    September 30,
                                              -------------------------
                                                  1996         1995
                                              ------------ ------------
Cash flows from operating activities:
  Net income.................................   $4,306,408   $5,756,133
  Depreciation and amortization..............    1,607,995    1,459,900
  (Increase) decrease in other assets........      (88,835)     100,000
  Gain on disposal of equipment..............       (9,251)     (17,807)
  Changes in operating assets and liabilities   (1,130,803)  (2,600,933)
                                              ------------ ------------
       Net cash provided by operating
         activitities........................    4,685,514    4,697,293
                                              ------------ ------------

Cash flows from investing activities:
  Additions to property, plant and equipment.   (6,320,438)  (3,965,851)
  Proceeds from disposal of property, plant
    and equipment............................       13,305       21,823
  Increase in other assets...................     (391,948)         ---
                                              ------------ ------------
       Net cash (used in) investing
         activities..........................   (6,699,081)  (3,944,028)
                                              ------------ ------------

Cash flows from financing activities:
  Proceeds from revolving line of credit
    and other long-term debt.................   54,390,596   51,526,425
  Repayments of revolving line of credit and
    other long-term debt.....................  (53,264,285) (52,501,378)
  Proceeds from exercise of stock options and
    warrants.................................      891,305       62,288
                                              ------------ ------------
       Net cash provided by (used in)
         financing activities................    2,017,616     (912,665)
                                              ------------ ------------
Increase (decrease) in cash and cash
  equivalents................................        4,049     (159,400)
Cash and cash equivalents, beginning of
  period.....................................      106,740      273,720
                                              ------------ ------------
Cash and cash equivalents, end of period.....     $110,789     $114,320
                                              ============ ============

Noncash investing and financing activities:
  Conversion of convertible notes to shares
    of Class A Common Stock..................    1,134,428          ---
  Conversion of Class B Common Stock to
    Class A Common Stock.....................       39,868        7,727
  Exchange of warrants for Class A Common
    Stock....................................    3,051,930          ---

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

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:

                                  September 30,        December 31,
                                      1996                1995
                                  -------------        ------------
    Raw materials................. $ 11,810,241         $11,599,585
    Work-in-progress..............    3,279,631           3,113,990
    Finished goods................    6,470,813           5,430,696
                                  -------------        ------------
                                   $ 21,560,685        $ 20,144,271
                                  =============        ============

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

On April 10, 1996, the Company closed on a $3.2 million Industrial Revenue Bond with the California Statewide Communities Development Authority. The proceeds were used to purchase the Company's California manufacturing facility. The variable interest rate bonds are amortized over 15 years. The interest rate (3.8% at the end of September) is determined by the remarketing agent based on comparable tax-exempt obligations.


NOTE D - STOCK DIVIDEND

On November 29, 1995, the Board of Directors declared a 10% common stock dividend payable on December 22, 1995, to stockholders of record on December 15, 1995. Earnings per share and weighted average shares outstanding for all periods in 1995 have been restated to reflect the 10% stock dividend.

NOTE E - INCOME TAXES

For the three-month and nine-month periods ended September 30, 1996, the Company's wholly-owned subsidiary in Honduras reported a net loss which for tax purposes is a net operating loss carryforward. The Company has established a valuation allowance for the deferred tax asset attributable to the net operating loss carryforward of the Honduran subsidiary. The valuation allowance has increased the Company's effective tax rate by approximately 1% for the three-months and nine-month periods ended
September 30, 1996 versus same periods in 1995.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Results of Operations

Revenues for the nine months ended September 30, 1996 decreased $7,878,215 to $121,364,162 while revenues for the three months ended September 30, 1996 increased $1,377,237 to $38,813,812 compared to the corresponding periods in 1995. Net income for the nine months ended September 30, 1996 decreased $1,449,725 to $4,306,408 while net income for the three months ended September 30, 1996 decreased $388,975 to $1,240,486 compared to the corresponding periods in 1995. The decrease in revenues for the nine months ended September 30, 1996 can be attributed to the following areas. Regionally, the Company's large Northeastern and Midwestern markets were not nearly as strong as in 1995. Additionally, sales were restricted by the lack of availability of smaller chassis used in the Company's
Iner-City (trademark) product line. Revenues were also negatively impacted by a decline in overall fleet business and the absence of a significant Government Service Administration contract that did not repeat in 1996.
The Company's shuttle bus business for 1996 is also less than 1995 because of delays in the awarding of municipal contracts and decreases in the number of municipal contracts let for bid. The Company's business has begun to strengthen as evidenced by the increase in sales in the third quarter over the comparable prior year period.


The Company's gross profit percentage declined .4% for the nine months ended September 30, 1996 to 16.4% and declined 1.5% to 16.4% for the three months ended September 30, 1996. The Company has experienced decreases in material costs in both the nine months and quarter ended September 30, 1996. These decreases have been offset by increases in both direct labor and overhead costs. While the decline in overall volume has caused the overhead expenses to increase as a percentage of revenues due to fixed expenses that do not vary with volume, other factors have contributed to the increase. The Company is incurring start-up expenses at its new production facilities to produce fiberglass reinforced plywood and hardwood flooring. While some benefit may be realized in the fourth quarter from the hardwood flooring facility, the major benefits from both facilities will not be realized until 1997. The Company has also incurred costs in connection with the start-up of three new distribution facilities as well as the development of two new major product lines. The Freedom One product line serves the transportation needs of those in wheelchairs while Pro Fleet Conversions meets the needs of a wide variety of users needing customized van or pickup trucks for commercial use.

Selling, general and administrative expenses as a percentage of revenues increased 1.2% to 9.4% for the nine months ended September 30, 1996 and increased .6% to 9.9% for the three months ended September 30, 1996 compared to the corresponding periods in 1995. The increase can be principally attributed to the expenses of the Company's sales force at its new distribution facilities and its two new product lines. The Company has also increased its trade show and advertising presence, updated its literature on existing product lines and developed literature for its new product lines.

The effective tax rate (income taxes as a percent of pretax income) is approximately 1% greater for the 1996 periods compared to the 1995 periods. This increase is attributed to the valuation allowance established for the deferred tax asset which arises from the current year's tax loss carryforward of the Honduran subsidiary.

The decline in net income for the quarter ended and nine months ended September 30, 1996 was caused by the factors discussed above.

Liquidity and Capital Resources

Cash flows from operating activities were $4.7 million for both the nine months ended September 30, 1996 and 1995. Inventories increased $1.4 million reflecting the slightly higher revenues experienced in the quarter as well as the need to carry additional chassis in inventory to support the sales of mid-sized buses and handicap vans.

The major capital expenditure during the nine months ended September 30, 1996 was $3.5 million for the purchase and renovation of a California manufacturing plant consisting of 19 acres and a 94,000 square feet facility. The facility was financed with a $3.2 million floating rate industrial revenue bond.


Other major expenditures during the nine months were for the Company's patented fiberglass reinforced panel ("FRP") machine, the Honduran hardwood flooring plant and the purchase of land and construction of a new distribution facility to service the Louisville - Cincinnati area. The distribution facility and the hardwood flooring facility are complete and the "FRP" machine is scheduled to be complete in the first quarter of 1997.

Proceeds from the exercise of warrants and stock options were $.9 million during the nine months ended September 30, 1996. Prior to the expiration date of the Company's 1993 Callable Warrants on June 9, 1996, 278,687 of such warrants were exercised for cash, 2,141,705 were exchanged for Class A Common Stock (on a 5 Warrants for 1 Class A Common Share basis) and 60,370 warrants expired.

The Company believes cash flow from operating activities and funds available under the Company's revolving credit agreement will continue to be sufficient to finance the balance of 1996 operations and planned capital expenditures. The Company had $5 million available under its revolving credit agreement at September 30, 1996.

The ratio of current assets to current liabilities was 2.6 to 1.0 at September 30, 1996.


                      PART II.   OTHER INFORMATION


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

                                         SUPREME INDUSTRIES, INC.

DATE: November 12, 1996                  BY: /s/ROBERT W. WILSON
                                         Robert W. Wilson
                                         Executive Vice President,
                                         Treasurer, Chief Financial Officer
                                         and Director (Principal Financial
                                         and Accounting Officer)

                                         (Signing on behalf of the
                                         Registrant and as Principal
                                         Financial Officer.)


                             INDEX TO EXHIBITS

Exhibit No.     Description					                                Page

   11           Statement Regarding Computation of Per Share
                Earnings			                                      14


                              EXHIBIT 11

           STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
(Amounts in thousands, except per share data)


                                                       Nine Months
                                                   Ended September 30,
                                                   -------------------
                                                    1996         1995
                                                   ------       ------
PRIMARY
     Weighted average shares outstanding            8,806        8,159

     Net effect of dilutive stock options
       and warrants - based on the treasury
       stock method using average market
       price                                          333          401

     Dilutive effect of subordinated
       convertible notes					                         127           --
                                                   ------       ------
                    TOTAL                           9,266        8,560
                                                   ======       ======
     Net income                                    $4,306       $5,756
                                                   ======       ======
     Net income per share                          $  .46       $  .67
                                                   ======       ======

FULLY DILUTED
     Weighted average shares outstanding            8,806        8,159

     Net effect of dilutive stock options
       and warrants - based on the treasury
       stock method using the period-end
       market price, if higher than the
       average market price                           333          575

     Dilutive effect of subordinated
       convertible notes                              263          612
                                                   ------       ------
                    TOTAL                           9,402        9,346
                                                   ======       ======
     Net income                                    $4,306       $5,756

     Interest expense reduction due to
       assumed conversion of subordinated
       convertible notes - net of tax                  23          100
                                                   ------       ------
     Net income as adjusted                        $4,329       $5,856
                                                   ======       ======
     Net income per share                          $  .46       $  .63
                                                   ======       ======

Note: Share and per share data for 1995 have been restated for the 10% stock dividend declared on November 29, 1995.
