Form 10-K
period 1996-12-31
SUPREME INDUSTRIES INC
filed 1997-03-19
CIK 350846

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1996.
                                    or
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition
       period from              to          .

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

(Registrant's telephone number, including area code) - (219)642-3070

       Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock ($.10 Par Value)          American Stock Exchange
        (Title of each class)      (Name of Each Exchange on Which Registered)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 1997: $38,049,949

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                              Outstanding at February 28, 1997
Class A Common Stock ($.10 Par Value)             7,980,535 shares
Class B Common Stock ($.10 Par Value)             1,402,975 shares

                      Documents Incorporated by Reference

                                     Parts of Form 10-K Into Which the
       Document                      Document is Incorporated
Portions of the Proxy Statement
 for Annual Meeting of Shareholders
 to be held on April 29, 1997                    Part III

The Index to Exhibits is on page         in the sequential numbering system.
Total pages

                                  PART I
ITEM 1.   BUSINESS.
History
     Supreme Industries, Inc., a Delaware corporation, formerly ESI Industries, Inc. (the "Company"), is one of the nation's leading manufacturers of specialized truck bodies and shuttle buses. The Company was incorporated in 1979, and was initially engaged in the geophysical services business together with its former wholly-owned subsidiary, TGC Industries, Inc. ("TGC").

     In January 1984, Supreme Corporation ("Supreme") was formed as a wholly-owned subsidiary of the Company to acquire a company which was engaged in the business of manufacturing, selling, and repairing specialized truck bodies, shuttle buses and related equipment. In June 1986, the Boards of Directors of the Company and TGC approved a spin-off of TGC to the stockholders of the Company. The spin-off was effective for financial and accounting purposes as of July 31, 1986.

     In December 1986, the Company, through a newly formed, wholly-owned subsidiary, Contempri Homes, Inc. ("Contempri"), purchased all of the assets and assumed substantially all of the liabilities of Contempri Homes, Inc., a Pennsylvania corporation engaged in the business of producing modular homes.

     In July 1987, Supreme's newly formed, wholly-owned subsidiary, Supreme Mid-Atlantic Corporation, formerly Supreme-Jannell Corporation, purchased the operations and certain assets and assumed certain liabilities of Jannell & Son Body Co., a Rhode Island corporation engaged in both truck body manufacturing and sales and truck body repair and truck equipment sales at facilities in Rhode Island.

     In March 1990, Supreme Corporation purchased land and a manufacturing facility in Jonestown, Pennsylvania, for the purpose of manufacturing truck bodies and selling them in the Mid-Atlantic and Northeastern states. This facility produces bodies that had previously been manufactured in leased facilities located in Woonsocket, Rhode Island.

     In December 1992, the Boards of Directors of the Company and Contempri approved a spin-off of Contempri to the stockholders of the Company. The spin-off was effective for financial and accounting purposes as of December 31, 1992. Subsequent to the spin-off, the Company has been operating in one line of business as a manufacturer of specialized truck bodies and shuttle buses through its operating subsidiary, Supreme Corporation.

     In August 1994, the Company acquired the business operations and substantially all of the operating assets of Murphy Body Company, Inc., Wilson, North Carolina. The acquisition provided additional refrigerated product lines that the Company did not currently produce and added additional capacity for the Company's existing product lines. The acquisition also provided better market penetration for all of the Company's product lines into Virginia and North and South Carolina.

     On March 5, 1996, the Company acquired the business operations and assets of S.D. Enterprises, Inc., a paratransit van manufacturer. The acquisition of the Freedom One (trademark) product line complements Supreme's existing line of bus products and provides access to the handicapped van conversion market. The Freedom One product line meets all Americans with Disabilities Act (ADA) standards.

Financial Information About Industry Segments
     The Company operates in one industry segment, Specialized Truck Body Manufacturing.

General Description of the Company's Business
     The specialized truck body industry consists of companies that manufacture and/or distribute specialized truck bodies and install them and other equipment on truck chassis. The truck chassis, each of which consists of an engine, frame with wheels, and in some cases a cab, are manufactured by third parties who are typically major automotive or truck companies.
Such companies typically do not build specialized truck bodies.  See
"Competition."

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

     Nordica (trademark) fiberglass refrigerated truck bodies.
     Nordica (trademark) bodies allow the customer to use a smaller refrigerated unit. The bodies incorporate seamless gel-coated fiberglass walls and fiberglass pultrusion to create a lightweight body that is strong and durable.

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

     Pro Fleet commercial conversions. Supreme's Pro Fleet product line meets the needs of a wide array of commercial users. Pro Fleet customizes Chrysler, Ford, and General Motors full-size vans, minivans and a full line of trucks. These products are used as mobile offices, mobile workstations, commuter and executive vans as well as service and delivery vehicles.

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

     StarTrans (trademark) mid-size buses.  Supreme's
     StarTrans (trademark) mid-size buses are offered in lengths of up to 31 feet with capacities of up to 35 passengers.
     This product serves the public transit and tour markets and provides the Company's dealer network with a more comprehensive product line.

     Freedom One (trademark) paratransit vans.  Supreme's
     Freedom One (trademark) paratransit handicapped van conversion product line provides full access to the handicapped van market. The Company converts Chrysler, Ford and General Motors minivans to meet all Americans with Disabilities Act (ADA) standards. The vans are marketed through automotive and mobility dealers as well as through the Company's StarTrans (trademark) bus distribution network.

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

     Chiller (trademark), Kold King (trademark), Nordica (trademark), Iner-City (trademark), Commander (trademark), Spartan,
     StarTrans (trademark), Freedom One (trademark), and Fuel Shark are trademarks used by Supreme in its marketing of truck bodies and buses. Chiller (trademark), Kold King (trademark),
     Nordica (trademark), Iner-City (trademark), Commander (trademark), StarTrans (trademark) and Freedom One (trademark) are trademarks registered in the U.S. Patent and Trademark Office.

     Some examples of specialized truck bodies that are not manufactured by Supreme are dump bodies, utility bodies and garbage packers. Neither Supreme nor any of its competitors manufacture every type of specialized truck body. Supreme intends to continue to expand its product line, but there is no assurance that it will do so.


Manufacturing
     Supreme's manufacturing facilities are located in Goshen, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania and Wilson, North Carolina. Supreme's management estimates that on the average, Supreme's plants and equipment are being used at approximately 50%-90% of capacity on a one-shift basis.

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

     Supreme has designed and built its own fabricating equipment for many of its manufacturing processes. Supreme has its own fiberglass manufacturing facilities that process and assemble the Fiberglass Reinforced Panel ("FRP") and other fiberglass products as required. The Company's patented FRP manufacturing facility is currently producing panels on a limited basis for internal use with production runs scheduled to start in late March 1997.
The facility has sufficient capacity to supply the Company's internal requirements. Once internal requirements are met, the Company plans to market FRP panels to other users.

     The Company's hardwood flooring manufacturing facility began producing and shipping product in the fourth quarter of 1996. The facility has capacity to supply all of the Company's internal needs. To avoid being dependent on one source for such a critical raw material component, the Company will continue to purchase a portion of its requirements from outside sources. Excess capacity from the Honduran facility will be marketed to other users of hardwood flooring.

     Supreme provides limited warranties against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for five years following the date of retail sale.

     Supreme does not purchase truck chassis for inventory. Supreme accepts shipment of truck chassis owned by dealers or end-users, for the purpose of installing and/or manufacturing its specialized truck bodies on such chassis. In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies which manufacture and/or deliver such truck chassis, Supreme's level of manufacturing could be substantially reduced. Approximately 20% of the chassis involved in Supreme's manufacturing have been secured through bailment or consignment agreements with three major chassis manufacturers that provide for truck chassis pools at each of Supreme's manufacturing facilities.


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

     Supreme's distributor/dealer network consists of approximately 40 bus distributors, 85 truck equipment distributors and 500 truck dealers. Management believes that this large distributor/dealer network, coupled with Supreme's geographically-dispersed plant sites, gives Supreme a distinct marketing advantage over its competitors. Supreme generally delivers its products within 3 to 6 weeks after the receipt of orders.

     Approximately 60 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.

Competition
     Specialized truck bodies are produced by many companies, most of which compete on a regional basis. Management believes that Supreme enjoys a competitive advantage based upon its established distributor/dealer network and six production facilities and seven distribution centers. Truck chassis manufacturers have not generally shown an interest in manufacturing truck bodies because such manufacturers' highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized and different truck bodies and equipment.


Trademarks
     The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme. Management believes that these trademarks have significant customer goodwill.


Working Capital
     The Company utilizes its credit facilities to finance its accounts receivable and purchase inventories. Pursuant to agreements with the holders of certain long-term indebtedness, the Company is required to maintain a minimum working capital of not less than $8 million and a working capital ratio of at least 1.5 to 1.0.


Major Customers
     No single customer or group of customers under common control accounted for 10% or more of the Company's revenues for each of the three years in the period ended December 31, 1996. The Company's export sales are not significant.


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


Employees
     As of December 31, 1996, the Company employed approximately 1,480 employees, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

Other Matters
     The Company's backlog of firm orders was $27.6 million at December 31, 1996 compared to $22.5 million at December 31, 1995.


Executive Officers of the Registrant
     The name, age, business background, position held with the Registrant and tenure of each of the Registrant's executive officers are set forth below. No family relationship exists among any of the executive officers.

                                             Served as
                                             Executive      Positions With
Name, Age, and Business Experience         Officer Since       Company

Herbert M. Gardner, 57                         1979         Chairman of the
Senior Vice President of Janney Montgomery                  Board, President
Scott Inc., investment bankers, since 1978;
Chairman of the Board of the Company since
1979; Shelter Components Corporation,
Director, a supplier to the manufactured housing and recreational vehicle industries; Nu Horizons Electronics
Corporation, Director, an electronic
component distributor; Transmedia Network,
Inc., Director, a company that markets a charge card offering savings to the company's card members at participating restaurants and also provides savings on the purchase of certain other products and services; Hirsch International Corporation,
Director, importer of computerized embroidery machines, supplies, and developer of embroidery machine application software and provider of other value-added services to the embroidery industry; TGC Industries, Inc., Director, a company engaged in the geophysical services industry; Chase Packaging Corporation,
Director, a specialty agriculture packaging products company; The Western Systems
Corporation, Director, a company seeking to redeploy its cash assets through suitable investments and business combinations.

                                              Served as
                                              Executive     Positions With
Name, Age, and Business Experience          Officer Since      Company

Omer G. Kropf, 55                               1984        Executive Vice
Executive Vice President of the Company                     President
since August 1985; President and Chief
Executive Officer of Supreme Corporation, a subsidiary of the Company, since
January 19, 1984; President of a specialized truck body manufacturing company from 1974 through 1983, the predecessor of Supreme
Corporation.

William J. Barrett, 57                          1979        Secretary and
Senior Vice President of Janney Montgomery                  Assistant
Scott Inc., investment bankers, since 1966;                 Treasurer
Secretary and Assistant Treasurer of the Company and a Director since 1979; Esmor
Correctional Services, Inc., Director,
private management and operation of secure and non-secure corrections and detention facilities for federal, state and local corrections agencies; Frederick's of
Hollywood, Inc., Director, an apparel
marketing company; Shelter Components
Corporation, Director, a supplier to the manufactured housing and recreational vehicle industries; TGC Industries, Inc.,
Director, a company engaged in the
geophysical services industry; Chase
Packaging Corporation, Director, a
specialty agriculture packaging products company; The Western Systems Corporation,
Director, a company seeking to redeploy
its cash assets through suitable investments and business combinations.

Robert W. Wilson, 52                            1990        Executive Vice
Treasurer, Executive Vice President, and                    President,
Chief Financial Officer of the Company since                Treasurer and
December 1992; Vice President of Finance of                 Chief Financial
Supreme Corporation since 1988; Senior Auditor              Officer
Price Waterhouse LLP, 1969 through 1973;
Controller Riblet Products Inc., 1973 through
1979; and Vice President Riblet Products Inc.,
1979 through 1988.

ITEM 2.  PROPERTIES.
     Supreme has manufacturing operations located in Goshen, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania and Wilson, North Carolina. These manufacturing facilities aggregate approximately 899,000 square feet of buildings, of which approximately 474,000 square feet are owned by Supreme and approximately 425,000 square feet are leased. Supreme has distribution facilities located in Woonsocket, Rhode Island; Apopka, Florida; Louisville, Kentucky;
St. Louis, Missouri; Denver, Colorado; and Houston and San Antonio, Texas. These distribution facilities aggregate approximately 70,000 square feet of which approximately 42,000 square feet are owned and 28,000 square feet are leased. Supreme has supply facilities located in Goshen and Ligonier, Indiana and La Ceiba, Honduras. These supply facilities aggregate approximately 112,000 square feet of which approximately 76,000 square feet are owned and 36,000 square feet are leased.

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

     Supreme has an option to purchase all of the properties (excluding the parking lot) leased to Supreme by the Affiliated Lessors any time during the lease period or renewal period. The purchase price will be equal to the higher of: (a) $2,765,000; or (b) $2,765,000 times the figure obtained as a result of dividing (i) the Consumer Price Index for the month preceding the month during which the option is exercised, by (ii) the Consumer Price Index for June 1988.

     Supreme Mid-Atlantic began operating in a refurbished manufacturing facility in June 1990. A 22,500 square foot addition to Supreme Mid-Atlantic was completed in December 1992. During 1994, Supreme purchased a 22,500 square foot manufacturing plant adjacent to its Cleburne, Texas plant as well as constructing a 14,000 square foot addition to its existing plant. Also in 1992, the Company purchased 36,760 square feet of manufacturing space in Jonestown, Pennsylvania and a 48,000 square foot fiberglass parts manufacturing facility in Goshen, Indiana that was previously leased. The Company leases approximately 90,000 square feet of manufacturing space in Wilson, North Carolina.

     Supreme purchased a 100,000 square foot manufacturing facility in Moreno Valley, California in April 1996. This facility replaced a 75,000 square foot facility leased in nearby Riverside, California.

     The Company has constructed a facility in Ligonier, Indiana which will greatly expand its ability to produce Fiberglass Reinforced Panels. The facility is scheduled to begin operation in the first quarter of 1997. Initially it will produce for the Company's internal needs, but it is anticipated that sufficient capacity will be available to allow the Company to market to other users of FRP panels in the trucking and construction industries.

     The Company has also constructed a facility in La Ceiba, Honduras which provides the Company with a reliable, cost efficient source of hardwood flooring used in its truck bodies. It is projected that production capacity will allow the Company to market to other users of hardwood flooring.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1996.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of February 28, 1997 was approximately 452. Due to the number of shares held in nominee or street name, it is likely that there are more than 452 beneficial owners of the Company's Class A Common Stock.

     The Company's Class A Common Stock closed at $7.00 on the American
Stock Exchange on February 28, 1997 on which date there were 7,980,535 shares of Class A Common Stock outstanding. High and low closing prices of the Class A Common Stock for the two year period ended December 31, 1996 were:

                               1996                 1995
                          High      Low        High       Low
           1st Quarter   9 3/16    6 7/8      5 13/16   4 13/16
           2nd Quarter   8 1/2     6 13/16    8 1/8     5 7/16
           3rd Quarter   7 15/16   6 1/16     9         7 7/8
           4th Quarter   6 5/8     4 15/16    8 9/16    6 1/2

     All of the 1,402,975 outstanding shares of the Company's Class B Common Stock were held by a total of 14 persons as of February 28, 1997 There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

ITEM 6.  SELECTED FINANCIAL DATA.
                                        For the Years Ended December 31,
Consolidated Income Statement
Data:  (in millions, except per
share amounts)
                                     1996     1995     1994     1993   1992
Net revenue                        $ 159.9  $ 164.5  $ 137.3  $ 114.4 $ 84.0

Income from continuing operations      5.1      7.2      5.5      4.3    2.1
Loss from discontinued operation(1)      -        -        -        -   (2.1)

Net income                         $   5.1   $  7.2   $  5.5  $   4.3 $  0.0

Net income (loss) per share:(2)
  Primary earnings per share:
      Continuing operations        $   .55   $  .84   $  .67  $   .56  $ .40
      Discontinued operation(1)          -        -        -        -   (.39)

      Net income                   $   .55   $  .84   $  .67  $   .56  $ .01

  Fully diluted earnings per
  share:
    Continuing operations          $   .54   $  .80   $  .64  $   .51  $ .30

Consolidated Balance Sheet Data:
  (in millions)

Working capital                    $  23.4   $ 23.1   $ 20.0  $  13.9  $ 9.7

Total assets                          68.8     62.4     57.6     45.5   34.8

Long-term debt (excluding current
  maturities)                         16.1     18.0     19.7     13.6   13.8

Stockholders' equity                  35.8     28.8     20.0     14.0    6.6

(1) Loss from discontinued operations represents the operations of Contempri Homes, Inc., which was accounted for as a discontinued operation and spun-off effective December 31, 1992.

(2) All per share amounts have been restated for the 10% common stock dividend paid on December 22, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Comparison of 1996 with 1995
     Revenues for 1996 declined 2.8% to $159.9 million from $164.5 million recorded in 1995. The largest decreases occurred at the Company's Goshen manufacturing facilities where truck equipment products declined $4.5 million and shuttle buses declined $3.4 million. The truck equipment decrease was primarily due to less overall industry-wide demand as the Company believes it maintained or increased market share. The Company's shuttle bus business was unfavorably affected by delays and reductions in orders from municipal customers. The Company's Northeastern and Southwestern markets were also off slightly when compared to 1995. The Company's Southeastern and Western markets recorded increases of approximately 12% and 11% respectively, which partially offset the decreases experienced elsewhere.

     The Company's gross profit percentage declined 1.1% in 1996 to 16.1% from 17.2% in 1995. The Company's raw material costs held constant over the year and improved slightly, as a percentage of revenues, from 1995 as two price increases implemented during 1995 were in effect for all of 1996. Offsetting the improvement in material costs were increases in both direct labor and overhead costs. Contributing to these increases were costs associated with the numerous projects the Company has undertaken during 1996. Dual rents and the cost of moving to a new manufacturing facility in California increased both labor and overhead. Labor and overhead were incurred in the start-up of three new distribution facilities in Louisville, St. Louis and Denver. Also affecting labor and overhead were the development costs associated with the two new product lines, Pro Fleet Conversions and Freedom One (trademark) paratransit vans. In addition, there were preoperating and start-up costs incurred at both the Fiberglass Reinforced Panel (FRP) manufacturing facility and the Honduran hardwood flooring plant while revenues from these facilities won't commence until 1997.

     Selling, general and administrative expenses were $15.4 million or 9.7% of revenue compared with $14.3 million or 8.7% of revenue in 1995. The increase in selling expense of $886,000 can be attributed to additional sales staff at the new distribution facilities and also associated with the Company's new product lines. Costs associated with the development of literature for the new product lines also contributed to the increase. Administrative costs increased $292,000 primarily due to the addition of the new distribution and manufacturing facilities as well as the new product lines.

     Interest expense declined $250,000 to $1,531,000 in 1996 from $1,781,000 in 1995. Causing the decline was the conversion of the Series B convertible debt to Class A Common Stock as well as overall lower outstanding borrowings during the period. The Company used floating rate industrial revenue bonds to finance its California facility. The rate at December 31, 1996 was 4.15%.

     The Company's effective income tax rate of 41.9% in 1996 was comparable to the 40.6% rate in 1995. The slight increase is attributed to the net operating loss of the Company's wholly owned subsidiary in Honduras, for which there is no tax benefit since the Honduran subsidiary is operating in a government free zone.

Comparison of 1995 with 1994
     Revenues for 1995 increased 19.7% to $164.5 million from the $137.3
million recorded in 1994.   Each of the Company's six manufacturing
facilities achieved double digit growth. Total unit shipments were up approximately 8% with the balance of the increased revenues resulting from changes in product mix and selective price increases. Revenue at Supreme's StarTrans (trademark) line of shuttle buses also increased significantly during 1995. This product is sold through our extensive distributor network to end users that represent essentially non-cyclical markets.

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


Liquidity and Capital Resources
     Cash flows from operations, funding available under the Company's revolving credit agreement and the proceeds from the California industrial revenue bonds were adequate to finance operations and provide for capital expenditures during 1996. Cash flows from operating activities were $7.5 million for the year ended December 31, 1996 compared to $6.1 million and $.2 million for the years ended December 31, 1995 and 1994, respectively.
For each of the three years, net income, adjusted by certain noncash items such as depreciation, was the most significant factor in generating operating cash flows. In all three years, the Company has used operating cash to finance increased inventory levels. The increase in inventories in 1995 and 1994 reflected the higher revenues experienced in those years while the increase in 1996 is due to higher revenues as compared to the same period of 1995 as well as the need to carry chassis in inventory to support the Company's two new product lines, Freedom One (trademark) and Pro Fleet Conversions. In 1996, this increase in inventories was offset by an increase in trade accounts payable and other current liabilities, while in 1995 and 1994 the Company had used operating cash to reduce these liabilities.

     The largest investing activity during 1996 was the $3.2 million acquisition of the California plant, consisting of 19 acres of land and a 100,000 square foot manufacturing facility. Other major capital expenditures during 1996 were the patented Fiberglass Reinforced Panel ("FRP") machine, the Honduran hardwood flooring plant and the purchase of land and construction of a new distribution facility to service the Louisville - Cincinnati area. The distribution and hardwood flooring facilities are complete while the FRP facility is substantially complete. During 1995, investing activities included capital expenditures associated with the FRP machine, the hardwood flooring facility and a distribution facility in Rhode Island, while 1994 included the acquisition of Murphy Body Company for $1.1 million and capital expenditures of $7.0 million which included a fiberglass parts manufacturing facility for $959,000, additions to the Jonestown, Pennsylvania and Cleburne, Texas plants aggregating $1,150,000 and $695,000 respectively, and the purchase of Houston and San Antonio distribution facilities for $373,000 and $354,000 respectively.

     The major financing activities providing cash flows during 1996 were a $3.2 million floating rate industrial revenue bond for the acquisition of the California plant and borrowings under the Company's revolving line of credit. During 1995 and 1994, financing activities providing cash flows were primarily the revolving line of credit and real estate mortgages on specific acquisitions. The Company has a $14.0 million revolving line of credit that increases to $20.0 million for the period February 1 through June 30 of each year. The increase during the February through June period is necessary to finance working capital needs in preparation for substantial fleet orders that have stringent delivery requirements over a relatively short period of time. To meet these requirements, the Company must build finished product in advance of its scheduled delivery date so that it is available when required.

     The Company realized proceeds of $.9 million from the exercise of warrants and stock options during the year. During 1996, 278,702 of the Company's 1993 Callable Warrants were exercised for cash, 2,141,705 were exchanged for Class A Common Stock (on a 5 warrants for 1 Class A Common Share basis) and 60,355 warrants expired. In addition, the 8.6% convertible Series B notes outstanding at December 31, 1995 were converted into 263,262 shares of Class A Common Stock on May 21, 1996. At December 31, 1996, the Company has no outstanding warrants or convertible debt.

     The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its revolving line of credit will be sufficient to meet the Company's cash needs during 1997.

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


                                 PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                          Form 10-K
     a.  Documents filed as part of this report:             Page
         1.  Financial Statements

             Report of Independent Accountants                A-1

             Consolidated Balance Sheets as of
             December 31, 1996 and 1995                       A-2

             Consolidated Statements of Income for
             the years ended December 31, 1996,
             1995 and 1994                                    A-3

             Consolidated Statements of Stockholders'
             Equity for the years ended December 31,
             1996, 1995 and 1994                              A-4

             Consolidated Statements of Cash Flows for
             the years ended December 31, 1996, 1995
             and 1994                                         A-5

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

         3.  Exhibits:
             See Index to Exhibits

     b.  Reports on Form 8-K

No report on Form 8-K was filed during the three month period ended December 31, 1996.

                    REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Supreme Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supreme Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                               COOPERS & LYBRAND L.L.P.


South Bend, Indiana
January 24, 1997

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets
as of December 31, 1996 and 1995

                ASSETS
                                               1996             1995
Current assets:
  Cash and cash equivalents              $    220,678     $    106,740
  Accounts receivable, net of
    allowance for doubtful
    accounts of $430,000 in
    1996 and 1995                          16,556,258       16,336,446
  Inventories                              21,208,707       20,144,271
  Deferred income taxes                     1,043,066          910,918
  Other current assets                        423,237          448,665

        Total current assets               39,451,946       37,947,040

Property, plant and equipment, net         26,429,637       21,454,511

Intangible assets, net                      1,908,694        2,112,004

Other assets                                1,038,747          913,107

        Total assets                     $ 68,829,024     $ 62,426,662

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt   $  2,355,955     $  2,609,815
  Trade accounts payable                    6,778,942        6,343,766
  Accrued wages and benefits                3,353,291        3,456,139
  Accrued income taxes                        959,240          138,682
  Other accrued liabilities                 2,561,024        2,259,740

        Total current liabilities          16,008,452       14,808,142

Long-term debt                             16,108,780       18,031,553

Deferred income taxes                         890,234          784,086

        Total liabilities                  33,007,466       33,623,781

Commitments and contingencies (Note I)

Stockholders' equity:
  Preferred Stock, $1 par value;
    authorized 1,000,000 shares,
    none issued
  Class A Common Stock, $.10 par value;
    authorized 20,000,000 shares,
    issued 8,012,767 shares in 1996
    and 6,738,610 shares in 1995              801,277          673,861
  Class B Common Stock, convertible
    into Class A Common Stock on a
    one-for-one basis, $.10 par value;
    authorized 5,000,000 shares, issued
    1,402,975 shares in 1996 and
    1,801,663 shares in 1995                  140,297          180,166
  Additional paid-in capital               23,901,587       18,911,421
  Retained earnings                        11,228,933        9,193,919
  Treasury stock, Class A Common Stock,
    at cost, 32,232 shares in 1996 and
    15,132 shares in 1995                    (250,536)        (156,486)

        Total stockholders' equity         35,821,558       28,802,881

        Total liabilities and
          stockholders' equity           $ 68,829,024     $ 62,426,662

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Income
for the years ended December 31, 1996, 1995 and 1994

                                   1996            1995            1994
  Revenue:
    Net sales                 $ 159,214,622   $ 163,449,175   $ 136,545,869
    Other income                    661,486       1,001,804         803,757

                                159,876,108     164,450,979     137,349,626

  Costs and expenses:
    Cost of sales               134,153,108     136,224,658     114,233,435
    Selling, general and
      administrative             15,434,432      14,255,971      12,146,018
    Interest                      1,530,624       1,781,350       1,632,590

                                151,118,164     152,261,979     128,012,043

        Income before income
          taxes                   8,757,944      12,189,000       9,337,583

  Income taxes                    3,671,000       4,949,000       3,865,000

        Net income            $   5,086,944   $   7,240,000   $   5,472,583

  Earnings per share:
    Primary                            $.55            $.84            $.67

    Fully diluted                      $.54            $.80            $.64

  Weighted-average number of
    shares of common stock
    and common stock
    equivalents:
      Primary                     9,308,897       8,594,104       8,143,373
      Fully diluted               9,411,206       9,261,114       8,755,544

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                             Class A Common Stock   Class B Common Stock    Additional      Retained    Treasury
                              Shares      Amount     Shares      Amount   Paid-In-Capital   Earnings      Stock         Total
Balance, January 1, 1994    5,468,980   $ 546,898  1,751,196   $ 175,119    $ 9,203,188   $ 4,267,569  $ (156,486)  $ 14,036,288

  Net income                     -           -          -           -              -        5,472,583        -         5,472,583
  Conversion of 36,046
    shares of Class B
    Common Stock to Class
    A Common Stock             36,046       3,604    (36,046)     (3,604)          -             -           -              -
  Exercise of stock options    12,001       1,201       -           -            11,133          -           -            12,334
  Exercise of warrants and
    related activity          197,959      19,796       -           -         1,739,223    (1,285,081)       -           473,938

Balance, December 31, 1994  5,714,986     571,499  1,715,150     171,515     10,953,544     8,455,071    (156,486)    19,995,143

  Net income                     -           -          -           -              -        7,240,000        -         7,240,000
  Conversion of 77,268
    shares of Class B
    Common Stock to Class
    A Common Stock             77,268       7,727    (77,268)     (7,727)          -             -           -              -
  Conversion of $1,500,000
    face amount of 8.6%
    convertible Series B
    notes                     316,455      31,645       -           -         1,468,355          -           -         1,500,000
  Exercise of stock options    17,400       1,740       -           -            65,998          -           -            67,738
  10% Common Stock dividend   612,501      61,250    163,781      16,378      6,423,524    (6,501,152)       -              -

Balance, December 31, 1995  6,738,610     673,861  1,801,663     180,166     18,911,421     9,193,919    (156,486)    28,802,881

  Net income                     -           -          -           -              -        5,086,944        -         5,086,944
  Conversion of 398,688
    shares of Class B
    Common Stock to Class
    A Common Stock            398,688      39,869   (398,688)    (39,869)          -             -           -              -
  Conversion of $1,134,428
    face amount of 8.6%
    convertible Series B
    notes                     263,262      26,326       -           -         1,108,102          -           -         1,134,428
  Exercise of stock options    30,580       3,058       -           -            52,307          -           -            55,365
  Exercise and exchange of
    warrants                  581,627      58,163       -           -         3,829,757    (3,051,930)       -           835,990
  Acquisition of 17,100
    shares of treasury stock     -           -          -           -              -             -        (94,050)       (94,050)

Balance, December 31, 1996  8,012,767   $ 801,277  1,402,975   $ 140,297   $ 23,901,587  $ 11,228,933  $ (250,536)  $ 35,821,558

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows
for the years ended December 31, 1996, 1995 and 1994

                                           1996         1995         1994
Cash flows from operating activities:
  Net income                           $ 5,086,944  $ 7,240,000  $ 5,472,583
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization      1,963,497    1,772,421    1,497,689
      Amortization of intangibles          203,310      203,310      203,310
      Provision for losses on doubtful
        receivables                        184,273      317,885      446,550
      Deferred income taxes                (26,000)      45,000     (110,000)
      Gain on sale of property, plant
        and equipment                      (11,403)     (20,852)     (38,303)
      Changes in operating assets and
        liabilities, excluding effects
        of acquisitions in 1996 and
        1994:
          Accounts receivable             (404,085)    (996,010)  (2,809,345)
          Inventories                     (943,429)    (428,751)  (2,660,372)
          Other current assets              41,246     (220,504)       5,322
          Trade accounts payable           435,176   (1,057,732)  (2,840,852)
          Other current liabilities      1,018,994     (757,034)   1,071,679

             Net cash provided by
               operating activities      7,548,523    6,097,733      238,261

Cash flows from investing activities:
  Acquisitions of businesses              (221,725)        -      (1,142,102)
  Additions to property, plant and
    equipment                           (6,874,667)  (5,849,425)  (6,992,143)
  Proceeds from sale of property,
    plant and equipment                     32,347      108,811       86,284
  Increase in other assets                (125,640)     (38,107)        -

             Net cash (used in)
               investing activities     (7,189,685)  (5,778,721)  (8,047,961)

Cash flows from financing activities:
  Proceeds from revolving line of
    credit and other long-term debt     69,494,785   68,634,487   75,083,334
  Repayments of revolving line of
    credit and other long-term debt    (70,536,990) (69,188,217) (68,128,525)
  Proceeds from exercise of stock
    options and warrants                   891,355       67,738      486,272
  Acquisition of treasury stock            (94,050)        -            -

             Net cash provided by
               (used in) financing
               activities                 (244,900)    (485,992)   7,441,081

Increase (decrease) in cash and cash
  equivalents                              113,938     (166,980)    (368,619)

Cash and cash equivalents, beginning
  of year                                  106,740      273,720      642,339

Cash and cash equivalents, end of
  year                                $    220,678  $   106,740  $   273,720

Supplemental disclosures of cash
  flow information:
    Cash paid during the year for:
      Interest, net of capitalized
        interest in 1996 and 1995     $  1,517,102  $ 1,777,487   $ 1,524,166
      Income taxes                       2,876,442    5,577,560     4,105,652

Noncash investing and financing
  activities:
  Liabilities assumed in acquisition
    of a business                             -            -          937,842
  Conversion of convertible notes to
    shares of Class A Common Stock       1,134,428    1,500,000          -
  Conversion of Class B Common Stock
    to Class A Common Stock                 39,869        7,727         3,604
  Exchange of warrants for Class A
    Common Stock                           428,340         -          389,617
  Exchange of Class A Common Stock
    upon exercise of warrants                 -            -        1,154,580
  10% Common Stock dividend                   -       6,501,152          -

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

    Supreme Industries, Inc. and its subsidiaries (collectively the "Company") manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company's truck body products include cut-away and dry freight van bodies, refrigerated units and stake bodies. The Company also manufactures shuttle buses and trailers. At December 31, 1996, the Company has 15 manufacturing, distribution and supply facilities in the United States and during 1996 completed construction of a captive hardwood flooring supply facility in Honduras. The Company's customers are located principally in the United States.

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

      Earnings Per Share - Primary earnings per share is determined by dividing net income by the weighted average number of shares of common stock (both classes) and common stock equivalents, if dilutive, outstanding during the year. Fully diluted earnings per share for 1995 and 1994 includes the impact of convertible debt (see Note D).

      Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 31, 1996 and 1995, because of the relatively short maturities of these instruments. The carrying amount of senior long-term debt, including current maturities, approximated fair value as of December 31, 1996 and 1995, based upon terms and conditions available to the Company at those dates in comparison to terms and conditions of the senior long-term debt. The Company's outstanding subordinated debt at December 31, 1995
      (see Note D) was converted into the Company's Class A Common Stock during the year ended December 31, 1996. Based upon the market value of the Class A Common Stock at December 31, 1995 and the conversion ratio, the fair value of the subordinated debt approximated $2.2 million at December 31, 1995 compared to its carrying value of $1,134,428.

      Inventories - Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

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

    Expenditures for maintenance and repairs are charged to operations as incurred. Maintenance and repair expenses were $1,972,189, $1,865,031 and $1,895,990 for the years ended December 31, 1996, 1995 and 1994, respectively. Betterments and major renewals are capitalized and recorded in the appropriate asset accounts.

    Capitalized Interest - Interest costs capitalized during the construction period of new buildings, machinery and equipment were $199,000 and $200,000 for the years ended December 31, 1996 and 1995, respectively (none in 1994).

    Intangible Assets - Intangible assets consist of goodwill $3,379,031 and patents - $325,000, and are recorded at cost and shown net of accumulated amortization. Amortization of goodwill is provided using the straight-line method over the estimated benefit period (16 to 25 years), and patents are amortized over seven years using the straight-line method. Accumulated amortization at December 31, 1996 and 1995 was $1,795,337 and $1,592,027, respectively.

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

    Stock-Based Compensation - The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and, accordingly, accounts for its stock option plan under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

    Evaluation of Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. Management believes that no impairment of long-lived assets has occurred.


B.  INVENTORIES.

    Inventories consist of the following:
                                             1996            1995

            Raw materials               $ 12,076,089    $ 11,599,585
            Work-in-progress               3,138,668       3,113,990
            Finished goods                 5,993,950       5,430,696

                  Total                 $ 21,208,707    $ 20,144,271


C.  PROPERTY, PLANT AND EQUIPMENT.

    Property, plant and equipment
      consists of the following:
                                             1996            1995

            Land and improvements       $  2,901,754    $  2,123,848
            Buildings and improvements    10,640,300       7,688,414
            Leasehold improvements         5,582,044       4,845,816
            Machinery and equipment       17,885,392      15,072,557
            Construction in progress       3,666,383       4,153,012

                                          40,675,873      33,883,647
              Less, Accumulated
                depreciation and
                amortization              14,246,236      12,429,136

                  Property, plant
                    and equipment,
                    net                 $ 26,429,637    $ 21,454,511

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statement, Continued

D.  LONG-TERM DEBT.

    Long-term debt consists of the following:
                                                 1996            1995
         Senior Debt:
           Revolving line of credit          $  9,104,791   $  11,872,822

           Term note                            2,333,325       3,333,333

           Obligations under industrial
           development revenue bonds,
           variable rates, with maturities
           in August 2010 and April 2011,
           collateralized by specific real
           estate                               3,901,122         766,667

           Real estate mortgages, variable
           rate and fixed rates (7.25% to
           9.50%), with various maturities
           from September 1997 to June 2009     3,125,497       3,534,118

                                               18,464,735      19,506,940

         Subordinated Debt:
           8.6% convertible Series B notes           -          1,134,428

             Total debt                        18,464,735      20,641,368

               Less, Current maturities         2,355,955       2,609,815

             Long-term debt                  $ 16,108,780    $ 18,031,553

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

D.  LONG-TERM DEBT, Concluded.

    The revolving line of credit, term note and a letter of credit facility are part of a master credit agreement (the "Credit Agreement"). During the year ended December 31, 1996, the Credit Agreement was amended to increase availability from $12 million (subject to certain limitations based on the borrowing base, as defined) to $14 million and increasing to $20 million during the period each year from February 1 to and including June 30; to delete the borrowing base requirements; to extend the maturity date of the revolving line of credit from April 30, 1997 to April 30, 1999; and to provide that all borrowings under the Credit Agreement are unsecured borrowings. Interest on outstanding borrowings under the revolving line of credit is based on the bank's prime rate or certain basis points above the LIBOR rate depending on the pricing option selected and the Company's leverage ratio, as defined. The weighted average interest rate on borrowings outstanding at December 31, 1996 and 1995 was 7.2% and 7.7%, respectively. The revolving line of credit also requires a commitment fee ranging from 3/16% to 1% per annum depending on the Company's leverage ratio and based upon the annualized average unused portion. All amounts outstanding under the revolving line of credit will be due at maturity, April 30, 1999. The term note provides for monthly payments of $83,333 plus interest through April 1999. Interest on the term note is based on a fixed rate of 6.4%. The Credit Agreement makes letters of credit available up to $5 million.

    Outstanding letters of credit, which reduce availability under the revolving line of credit, aggregated $1.7 million at December 31, 1996. Under a separate agreement, the Company has an outstanding $3.2 million irrevocable letter of credit in favor of the bond trustee as a credit enhancement for bondholders of one of the industrial development revenue bonds.

    The Credit Agreement contains, among other matters, certain restrictive covenants including maintenance of a minimum consolidated tangible net worth of $22 million plus 50% of cumulative net income of the Company, as defined, after December 31, 1995 ($24,543,472 at December 31, 1996), minimum consolidated working capital of $8 million, required financial ratios and restrictions on capital expenditures and dividend payments.

    The Company's cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit. Checks outstanding in excess of bank balances at December 31, 1996 and 1995 aggregated $1,905,000 and $2,073,000, respectively.

    The 8.6% convertible Series B notes were converted into 263,262 shares of Class A Common Stock on May 21, 1996 at a conversion price of $4.31. The subordinated debt was payable to a related party (an entity which already had a direct and beneficial ownership interest in the Company's Common Stock). If the conversion of the subordinated debt had occurred on January 1, 1996, primary earnings per share for 1996 would have been $.54.

    Maturities of long-term debt for each of the next five years are as follows: 1997 - $2,355,955; 1998 - $2,133,055; 1999 - $10,111,361;
    2000 - $331,110 and 2001 - $666,045.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

E.  RETIREMENT PLAN.

    The Company maintains a defined contribution plan which covers substantially all employees of the Company and its participating subsidiaries who have reached the age of twenty-one years and have completed one year of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match fifteen percent (ten percent prior to March 1, 1994) of employees' contributions up to six percent of the employees' compensation. The Board of Directors may increase or decrease the Company's contribution on a year-by-year basis. Expense related to this plan for the years ended December 31, 1996, 1995 and 1994 was $147,762, $149,249 and $90,387, respectively.


F.  STOCKHOLDERS' EQUITY.

    Common Stock

    On May 2, 1996, the Company's stockholders approved a resolution, which amended the Company's Articles of Incorporation, to increase the number of authorized shares of Class A Common Stock from 15,000,000 shares to 20,000,000 shares.

    On November 20, 1996, the Board of Directors authorized the Company to repurchase up to 500,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions through the close of business on November 28, 1997.

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

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

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

    The following table summerizes stock option activity:

                                             Number         Exercise
                                           of Shares         Price *
        Outstanding, January 1, 1994        176,501       $.75 to $5.38
            Granted                          15,000           6.00
            Exercised                       (12,001)       .75 to 1.25
            Expired                          (3,000)          5.38

        Outstanding, December 31, 1994      176,500        1.25 to 6.00
            Exercised                       (17,400)           3.89
            Effect of 10% stock dividend     15,910        1.14 to 5.45

        Outstanding, December 31, 1995      175,010            3.78
            Granted                          50,000            7.13
            Exercised                       (30,580)           1.81

        Outstanding, December 31, 1996      194,430            4.95

        * The exercise price presented for 1996 represents the weighted-average exercise price in accordance with Statement of Financial Accounting Standards No. 123. Amounts for 1995 and 1994 represent the range of exercise prices in accordance with Accounting Principles Board Opinion No. 25.

    At December 31, 1995 and 1994 there were exercisable options outstanding to purchase 118,506 and 67,167 shares at weighted-average exercise prices of $5.14 and $3.64, respectively.

    Options outstanding at December 31, 1996 are exercisable at prices ranging from $2.25 to $7.13 and have a weighted-average remaining contractual life of 2.5 years. The following table summarizes information about outstanding and exercisable stock options at December 31, 1996:

                               Outstanding                   Exercisable
                   Number       Weighted -                Number
                 Outstanding     Average    Weighted -  Exercisable Weighted -
                     At         Remaining    Average       At        Average
  Range of       December 31,  Contractual  Exercise   December 31,  Exercise
Exercise Price      1996           Life       Price       1996        Price

$2.25 - $5.00      127,930      1.7 years     $4.04     127,930       $4.04
 5.01 - 7.13        66,500      3.9 years      6.71      11,000        5.46

                   194,430                              138,930

    Pro forma net income and earnings per share for 1996 and 1995 and the weighted-average grant-date fair value of options granted are not presented as amounts are not material.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

F.  STOCKHOLDERS' EQUITY, Concluded.

    Callable Warrants

    At December 31, 1995, the Company had 2,480,762 outstanding 1993 Callable Warrants. Each 1993 Callable Warrant entitled the holder to purchase .55 share of Class A Common Stock at an exercise price of $5.45 per whole share. Effective February 16, 1996, the Board of Directors modified the exercise provisions of the warrants to allow warrant holders the option of exchanging 5 warrants for 1 share of Class A Common Stock or to satisfy the exercise price in cash. During the year ended
    December 31, 1996, 278,702 warrants were exercised for cash, 2,141,705 warrants were exchanged for Class A Common Stock on a 5 warrants for 1 share basis and 60,355 warrants expired on June 9, 1996.

    At December 31, 1993, the Company had 645,990 callable warrants outstanding, each entitling the holder to purchase 1.19 shares of Class A Common Stock for $5.05 per share. Effective September 22, 1994, the Board of Directors modified the exercise provisions of the warrants to allow warrant holders the option of exchanging 5 warrants for 1 share of Class A Common Stock or satisfying the exercise price described above in cash or shares of Class A Common Stock of the Company previously owned by the warrant holder, or some combination thereof. During the year ended December 31, 1994, 79,273 warrants were exercised for cash, 192,430 warrants were exercised utilizing shares of Class A Common Stock of the Company for payment, 318,105 warrants were exchanged for Class A Common Stock on a 5 warrants for 1 share basis and 56,182 warrants expired on November 30, 1994.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

G.  INCOME TAXES.

    Income taxes consist of the following:

                                            1996         1995         1994
           Federal:
             Current                    $ 3,051,000  $ 3,953,000  $ 3,200,000
             Deferred                       (21,000)      37,000      (90,000)

                                          3,030,000    3,990,000    3,110,000

           State:
             Current                        646,000      951,000      775,000
             Deferred                        (5,000)       8,000      (20,000)

                                            641,000      959,000      755,000

                 Total                  $ 3,671,000  $ 4,949,000  $ 3,865,000

    The components of the net deferred tax asset and the net deferred tax liability were as follows:

                                                         1996         1995
           Current deferred tax asset:
             Allowance for doubtful receivables     $    166,099   $  166,099
             Inventories                                 220,134      220,134
             Accrued liabilities                         641,527      502,848
             Other                                        15,306       21,837

                 Deferred tax asset                 $  1,043,066   $  910,918

           Long-term deferred tax liability:
             Depreciation                           $    838,650   $  712,505
             Other                                        51,584       71,581

                 Deferred tax liability             $    890,234   $  784,086

    A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate (34% in 1996, 35% in 1995 and 34% in 1994) to income before income taxes is as follows:

                                            1996         1995         1994
           Income taxes at statutory
             rate                       $ 2,977,700  $ 4,266,200  $ 3,174,800
           State income taxes, net of
             federal benefit                423,100      623,300      498,300
           Amortization of goodwill          35,800       36,900       35,800
           Loss of Honduran subsidiary
             (operating in government
             free zone) with no tax
             benefit                         98,000         -            -
           Other                            136,400       22,600      156,100

                 Total                  $ 3,671,000  $ 4,949,000  $ 3,865,000

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

H.  ACQUISITIONS.

    On February 28, 1996, the Company acquired the business operations and operating assets, including the Freedom One (trademark) brand name, of SD Enterprises, Inc., an Elkhart, Indiana company that converts minivans for use by wheelchair-bound drivers and passengers. The cash purchase price of $221,725 approximated the fair value of the acquired assets.

    On August 29, 1994, the Company acquired the business operations and substantially all of the operating assets of Murphy Body Company, Inc., Wilson, North Carolina, a manufacturer of refrigerated truck bodies. The purchase price, which approximated the fair value of the acquired assets, consisted of cash of $1,142,102 and assumed liabilities of $937,842.

    Both these acquisitions were accounted for as purchases, and the net assets and results of operations have been included in the Company's consolidated financial statements from the acquisition date. Pro forma financial information has not been presented as it is not materially different from the Company's historical results.

I.  COMMITMENTS AND CONTINGENCIES.

    Lease Commitments

    The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates through May 2002. Certain of the lease agreements are with related parties for which related party rent expense for the years ended December 31, 1996, 1995 and 1994 aggregated $478,162, $478,163 and $446,442, respectively.

    The rent expense under all operating leases aggregated $1,139,210, $1,027,606 and $984,177 for the years ended December 31, 1996, 1995 and 1994, respectively.

    At December 31, 1996, future minimum annual rental payments under noncancelable operating leases aggregated $2,959,000, and are payable as follows: 1997 - $967,000; 1998 - $869,000; 1999 $742,000;
    2000 - $341,000; 2001 - $31,000 and thereafter $9,000.


    Obligation To Purchase Consigned Inventories

    The Company obtains vehicle chassis for its truck, bus and specialized vehicle products directly from the truck manufacturer under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer's agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company's various production facilities under the conditions that the Company will store such chassis and will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within 90 days of delivery to the Company, the Company is required to pay a finance charge on the chassis. At December 31, 1996 and 1995, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated $20.6 million and $14.0 million, respectively. Typically, chassis

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Concluded

I.  COMMITMENTS AND CONTINGENCIES, Concluded.

    are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.


    Self-Insurance

    The Company is self-insured for a portion of product liability ($100,000 per occurrence with an annual aggregate of $500,000), certain employee health benefits ($75,000 annually per employee with an annual aggregate of approximately $2,000,000) and workers' compensation in certain states ($250,000 per occurrence with an annual aggregate of approximately $5,000,000). The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.


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



To the Stockholders and
  Board of Directors of
  Supreme Industries, Inc.


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


South Bend, Indiana
January 24, 1997

                   SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                             Column B    Column C
                            Balance At   Charged                 Column E
Column A                    Beginning    To Costs    Column D    Balance At
Description                 Of Period  And Expenses Deductions  End of Period
Year Ended December 31,
  1996:
    Reserves and
      allowances
      deducted from
      asset accounts:

        Allowance for
          doubtful
          receivables:     $ 555,000  $ 184,000  $ 184,000 (1)  $ 555,000 (2)

Year Ended December 31,
  1995:
    Reserves and
      allowances
      deducted from
      asset accounts:

        Allowance for
          doubtful
          receivables:     $ 630,000  $ 318,000  $ 393,000 (1)  $ 555,000 (2)

Year Ended December 31,
  1994:
    Reserves and
      allowances
      deducted from
      asset accounts:

        Allowance for
          doubtful
          receivables:     $ 630,000  $ 447,000  $ 447,000 (1)  $ 630,000 (3)

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

                                SIGNATURES

Pursuant to the requirements of the Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                         SUPREME INDUSTRIES, INC.

Date:  March 15, 1997                    By: /s/Herbert M. Gardner
                                             Herbert M. Gardner, Chairman
                                             of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/Herbert M. Gardner      Chairman of the Board             March 15, 1997
Herbert M. Gardner           and President (Principal
                             Executive Officer)

/s/Omer G. Kropf           Executive Vice President          March 15, 1997
Omer G. Kropf                and Director

/s/William J. Barrett      Secretary, Assistant              March 15, 1997
William J. Barrett           Treasurer and Director

/s/Robert W. Wilson        Executive Vice President          March 15, 1997
Robert W. Wilson             Treasurer, Chief Financial
                             Officer and Director
                             (Principal Financial and
                             Accounting Officer)

/s/Robert J. Campbell      Director                          March 15, 1997
Robert J. Campbell

/s/Thomas Cantwell         Director                          March 15, 1997
Thomas Cantwell

/s/Rice M. Tilley, Jr.     Assistant Secretary               March 15, 1997
Rice M. Tilley, Jr.

/s/H. Douglas Schrock      Director                          March 15, 1997
H. Douglas Schrock

/s/Rick L. Horn            Director                          March 15, 1997
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

3.3 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 1996.

3.4 Bylaws of the Company, filed as Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

4.1 Credit Agreement dated as of April 25, 1994, between the Company, Supreme Corporation, and NBD Bank and signed in connection with certain long-term indebtedness, filed as Exhibit 4.25 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.2     First Amendment to Credit Agreement dated April 25, 1994.

4.3     Second Amendment to Credit Agreement dated April 25, 1994.

10.1 The Company's 1992 Stock Option Plan, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.2 Form of Stock Option grant agreement used to evidence options granted under the Company's 1992 Stock Option Plan, filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.3 Inventory Loan and Security Agreement dated October 12, 1988, among General Motors Acceptance Corporation and the Company, its subsidiaries, and certain subsidiaries of Supreme Corporation, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.4 Form of Demand Promissory Note dated September 28, 1988, from the Company, and relating to the Agreement described 10.3 above, filed as
        Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.5 Intercreditor Agreement dated as of December 31, 1991, among General Motors Acceptance Corporation and Congress Financial Corporation, and relating to the Agreement described in 10.3 above filed as Exhibit
        10.14 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.6 Pool Company Wholesale Finance Plan Application for Wholesale Financing and Security Agreements, dated December 5, 1990, among Ford Motor Credit Company and each of Supreme Corporation, Supreme Truck Bodies of California, Inc., Supreme Corporation of Texas, and Supreme Mid-Atlantic Corporation, filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.7 Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Goshen, Indiana facilities, filed as exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.8 Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.9 Lease dated August 27, 1990, between Supreme Truck Bodies of California, Inc. and Edgar Maas, individually and as Trustee of the Marsha Maas Testamentary Trust, relating to Supreme Corporation's Riverside, California facility, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.10 License Agreement dated to be effective November 5, 1992, between Supreme Corporation as licensee and ACCGRUPPENAB, a Swedish Corporation, as licensor, with respect to certain know-how and patent rights, filed as exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.11 Employment Contract dated to be effective May 1, 1993, between Supreme Corporation and Omer G. Kropf filed, as Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.12 Consulting Agreement dated to be effective January 1, 1993, between the Company and William J. Barrett, filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.13 Consulting Agreement dated to be effective January 1, 1993, between the Company and Herbert M. Gardner, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.14 Consulting Agreement dated to be effective April 15, 1993, between the Company and Rice M. Tilley, Jr., filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.15 Consulting Agreement dated to be effective April 15, 1993, between the Company and H. Douglas Schrock, filed as Exhibit 10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.16 Employment Contract dated to be effective October 1, 1994, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

11.1    Statement regarding computation of per share earnings.

21.1    Subsidiaries of the Company.

23.1    Consent of Independent Accountants.

Exhibit 3.3


                            Certificate of Amendment
                                       of
                          Certificate of Incorporation
                                       of
                            Supreme Industries, Inc.

SUPREME INDUSTRIES, INC. (the "Corporation"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

1. That at a duly called and held meeting of the Board of Directors of the Corporation a resolution was duly adopted setting forth the proposed amendment to the certificate of Incorporation of the Corporation to increase the authorized number of shares of the Corporation's Class A Common Stock, $.10 par value, from 15,000,000 shares to 20,000,000 shares, declaring said amendment to be advisable and directing the amendment be considered at the next annual meeting of stockholders. The resolution setting forth the proposed amendment is as follows:

RESOLVED, that the certificate of Incorporation of the Corporation be amended by changing the first sentence of Article 4.a. thereof so that, as amended, the first sentence of said Article shall be and read as follows:

"4.a. Class A Common Stock. The aggregate number of shares of Class A Common Stock which the Corporation may issue is 20,000,000 shares with a par value of $.10."

2. That thereafter, pursuant to resolution of its Board of Directors, the annual meeting of the stockholders of the Corporation was duly called and held on May 2, 1996, upon notice and in accordance with section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of said amendment.

3. That said amendment was duly adopted in accordance with the provisions of section 242 of the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, the Corporation has caused this certificate of Amendment to be signed by Mr. Herbert M. Gardner, its Chairman of the Board and President, and attested by Mr. William J. Barrett, its Secretary, this 28th day of May, 1996.


                                     SUPREME INDUSTRIES, INC.


                                     By:  /s/Herbert M. Gardner
                                          Herbert M. Gardner,
                                          Chairman of the Board and President


ATTEST:


By:  /s/William J. Barrett
     William J. Barrett,
     Secretary

Exhibit 4.2


                       FIRST AMENDMENT TO CREDIT AGREEMENT

THIS AMENDMENT TO CREDIT AGREEMENT, dated as of February 20, 1996 (this "Amendment"), is among SUPREME INDUSTRIES, INC., a Delaware corporation ("SI") and SUPREME CORPORATION, a Texas corporation ("SC" and together with SI referred to collectively as the "Borrowers" and each individually as a "Borrower") and NBD BANK, and Indiana banking corporation (the "Bank").


                                 RECITALS

A. The Borrowers and the Bank are parties to a Credit Agreement, dated as of April 25, 1994, (as now and hereafter amended, the "Credit Agreement"), pursuant to which the Bank agreed, subject to the terms and conditions thereof, to extend credit to the Borrowers.

B. The Borrowers desire to amend the Credit Agreement and the Bank is willing to do so strictly in accordance with the terms hereof.


                                   TERMS

In consideration of the premises and of the mutual agreements herein contained, the parties agree as follows:

ARTICLE I.  AMENDMENTS.  Upon fulfillment of the conditions set forth in
Article III hereof, the Credit Agreement shall be amended as follows:

1.1 The paragraph after "Introduction" shall be amended by deleting the reference to "$12,000,000" and inserting the following in place thereof:
"$14,000,000, increasing to $20,000,000 during the period each year from February 1 through June 30".

1.2     Section 1.1 shall be amended as follows:

        (a) The definition of "Applicable Margin" shall be amended by deleting all references therein to "2.5 to 1.0" and inserting "2.15 to 1.0" in place thereof.

        (b) The definition of "Borrowing Base" shall be amended by deleting clause (A)(a)(ii) in its entirety and inserting the following in place thereof: "(ii) an amount equal to 40% of the value of Eligible Inventory which constitutes raw materials and finished goods,".

        (c) The definition of "Commitment" shall be deleted in its entirety and the following shall be inserted in place thereof:

                "Commitment" shall mean the commitment of the Bank to make Loans and Letter of Credit Advances pursuant to Section 2.1 in amount not exceeding an aggregate principal amount outstanding at any time of $19,000,000 (increasing to $25,000,000 during certain periods hereinafter described), comprised of $5,000,000 in the case of the Term Loan and, in the case of the Revolving Credit Loans, $14,000,000, increasing to $20,000,000 during the period each year from and including February 1 to and including June 30, as such amount may be reduced from time to time pursuant to
Section 2.2.

        (d) The definition of "Termination Date" shall be amended by deleting the reference in clause (a) to "April 30, 1997" and inserting "April 30, 1999" in place thereof.

1.3 Section 2.1(a) shall be amended by deleting the reference in the last line to "$1,000,000" and inserting "$5,000,000" in place thereof.

1.4 Section 5.1(d)(ii) shall be amended by adding "and consolidation" after each reference to "consolidated" contained therein.

1.5 Section 5.2(b), (c), (d) and (e) shall be deleted in their entirety and the following shall be inserted in place thereof:

        (b) Working Capital. Permit or suffer the Consolidated Working Capital of the Borrower and its Subsidiaries to be less than $8,000,000 as of the end of any fiscal quarter of the Borrower, commencing with the fiscal quarter ending December 31, 1995.

        (c)    	Tangible Capital Funds.  Permit or suffer Consolidated
Tangible Capital Funds of the Borrower and its Subsidiaries to be less than the sum of (i) $22,000,000 plus(ii) an amount equal to 50% of Cumulative Net Income of the Borrower and its Subsidiaries for each fiscal year of the Borrower commencing with the fiscal year ending December 31, 1996, as of the end of any fiscal quarter of the Borrower, commencing with the fiscal quarter ending December 31, 1995.

        (d)    	Total Liabilities to Tangible Capital Funds.  Permit or
suffer the ratio of Consolidated Total Liabilities of the Borrower and its Subsidiaries to Consolidated Tangible Capital Funds of the Borrower and its Subsidiaries to be greater than 2.15 to 1.00 as of the end of any fiscal quarter of the Borrower, commencing with the fiscal quarter ending
December 31, 1995.

        (e)    	Debt Coverage Ratio.  Permit or suffer the ratio of
Consolidated Debt coverage Ratio of the Borrower and its Subsidiaries to be less than 2.0 to 1.00 as of the end of any fiscal year of the Borrower, commencing with the fiscal year ending December 31, 1995.

1.6 The form of Revolving Credit Note attached as exhibit A-1 shall be substituted and replaced with the form of Revolving Credit Note attached hereto (the "New Revolving Credit Note").


ARTICLE II. REPRESENTATIONS. Each Borrower represents and warrants to the Bank that:

2.1 The execution, delivery and performance of this Amendment and the New Revolving Credit Note are within its powers, have been duly authorized and are not in contravention with any law, of the terms of its Articles of Incorporation or By-laws, or any undertaking to which it is a party or by which it is bound.

2.2 This Amendment is and the New Revolving Credit Note when issued hereunder will be, the legal, valid and binding obligations of the Company enforceable against it in accordance with the terms thereof.

2.3 After giving effect to the amendments herein contained, the representations and warranties contained in Article IV of the Credit Agreement are true on and as of the date hereof with the same force and effect as if made on and as of the date hereof.

2.4 No Event of Default or any event or condition which might become an Event of Default with notice or lapse of time, or both, exists or has occurred and is continuing on the date hereof.


ARTICLE III. CONDITIONS OF EFFECTIVENESS. This Amendment shall not become effective until each of the following has been satisfied:

3.1     This Amendment shall be signed by the Borrowers and the Bank.

3.2 The New Revolving Credit note shall be signed and delivered by the borrowers to the Bank.

3.3 Each of the Guarantors shall have executed the Consent and Agreement at the end of this Amendment.

3.4 Atlantic Sales Corporation, a Texas corporation, and Supreme/Murphy Truck Bodies, Inc., a North Carolina corporation, shall each execute and deliver a Guaranty and a Security agreement, together with all other items required to be delivered by a "Guarantor" pursuant to Section 2.5 of the Credit Agreement.


ARTICLE IV.  MISCELLANEOUS.

4.1 References in the Credit Agreement or in any note, certificate, instrument or other document to the "Credit Agreement" shall be deemed to be references to the Credit Agreement as amended hereby and as further amended from time to time.

4.2 The Borrowers agree to pay and to save the Bank harmless for the payment of all costs and expenses arising in connection with this Amendment, including the reasonable fees of counsel to the Bank in connection with preparing this Amendment and the related Documents.

4.3 Each Borrower acknowledges and agrees that the Bank has fully performed all of their obligations under all documents executed in connection with the Credit Agreement and all actions taken by the Bank are reasonable and appropriate under the circumstances and within their rights under the Credit Agreement and all other documents executed in connection therewith and otherwise available. Each Borrower represents and warrants that it is not aware of any claims or causes of action against the Bank, any participant lender or any of their successors or assigns.

4.4 Except as expressly amended hereby, each Borrower agrees that the Credit Agreement, the Notes, the Security Documents and all other documents and agreements executed by the Company in connection with the Credit Agreement in favor of the Bank are ratified and confirmed and shall remain in full force and effect and that it has no set off, counterclaim or defense with respect to any of the foregoing. Terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit Agreement.

4.5 This Amendment may be signed upon any number of counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.


IN WITNESS WHEREOF, the parties signing this Amendment have caused this Amendment to be executed and delivered as of February 20, 1996.


                                         SUPREME INDUSTRIES, INC.

                                         By:  /s/Robert W. Wilson

                                         Its:  Executive Vice President , CFO


                                         SUPREME CORPORATION

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance


                                         NBD BANK

                                         By:  /s/Christopher Wolfe

                                         Its:  Vice President

                         CONSENT AND AGREEMENT

As of the date and year first above written, each of the undersigned hereby:

(a) fully consents to the terms and provisions of the above Amendment and the consummation of the transactions contemplated hereby and agrees to all terms and provisions of the above Amendment applicable to it;

(b) agrees that each Guaranty and all other agreements executed by any of the undersigned in connection with the Credit agreement or otherwise in favor of the Bank (collectively, the "Security Documents") are hereby ratified and confirmed and shall remain in full force and effect, and each of the undersigned acknowledges that it has no setoff, counterclaim or defense with respect to any security document; and

(c) acknowledges that its consent and agreement hereto is a condition to the Bank's obligation under this Amendment and it is in its interest and to its financial benefit to execute this consent and agreement.


                                         SUPREME CORPORATION OF TEXAS

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance


                                         SUPREME TRUCK BODIES OF
                                         CALIFORNIA, INC.

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance


                                         SUPREME MID-ATLANTIC CORPORATION

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance

                                         ROUSE WELDING & BODY CO., INC.

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance


                                         ATLANTIC SALES CORPORATION

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance


                                         SUPREME/MURPHY TRUCK BODIES, INC.

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance

Exhibit 4.3


                      SECOND AMENDMENT TO CREDIT AGREEMENT

THIS SECOND AMENDMENT TO CREDIT AGREEMENT, dated as of October 25, 1996 (this "Amendment"), is among SUPREME INDUSTRIES, INC., a Delaware corporation ("SI") and SUPREME CORPORATION, a Texas corporation ("SC" and together with SI referred to collectively as the "Borrowers" and each individually as a "Borrower") and NBD BANK, an Indiana banking corporation (the "Bank").


                                  RECITALS

A. The Borrowers and the Bank are parties to a Credit Agreement, dated as of April 25, 1994, as amended by a first Amendment to Credit Agreement dated as of February 20, 1996 (as now and hereafter amended, the "Credit Agreement"), pursuant to which the Bank agreed, subject to the terms and conditions thereof, to extend credit to the Borrowers.

B. The Borrowers desire to amend the Credit Agreement and the Bank is willing to do so strictly in accordance with the terms hereof.


                                   TERMS

In consideration of the premises and of the mutual agreements herein contained, the parties agree as follows:

ARTICLE I.  AMENDMENTS.  Upon fulfillment of the conditions set forth in
Article III hereof, the Credit Agreement shall be amended as follows:

1.1     Section 1.1 shall be amended as follows:

        (a) The following definitions shall be deleted in their entirety, together with all references to such defined terms contained in the Credit
Agreement: Borrowing Base, Borrowing Base Certificate, Eligible Accounts Receivable, Eligible Inventory and Security Agreement.

        (b)    	The definition of "Applicable Margin" shall be deleted in its entirety and the following shall be inserted in place thereof:

                "Applicable Margin" shall mean with respect to Eurodollar Rate Loans, one and one-quarter percent (1.25% per annum, and with respect to Floating Rate Loans, zero percent (0%) per annum.

        (c)    	The definition of "Guarantors" shall be deleted and the
following shall be inserted in place thereof:

                "Guarantors" shall mean Supreme Corporation of Texas, Supreme Truck Bodies of California, Inc., Supreme Mid-Atlantic Corporation, Atlantic Sales Corporation, Supreme/Murphy Truck Bodies, Inc., SC Freedom One, Inc. and SC Tower Structural Laminating, Inc. and each other person otherwise entering into a Guarantee from time to time, and "Guarantor" shall mean any one of the Guarantors.

        (d)    	The definition of "Security documents" shall be amended by
deleting the reference therein to, "the Security Agreement".

1.2     Section 2.1(a) shall be amended by deleting the following language:
"the lesser of (a) the amount of the Borrowing Base as of the close of business on the last day of the month next preceding the date any such Advance is made and (b)".

1.3     Section 2.6(c) shall be deleted in its entirety.

1.4 Section 2.10 shall be deleted in its entirety and the following shall be inserted in place thereof:

        2.10 Guarantees. To guaranty payment when due of the Revolving Credit Note, the Term Note and all other obligations of the Borrower under this Agreement to the Bank, the Borrower shall cause the Guarantors to execute and deliver the Guarantees to the Bank.

1.5 Section 3.1(c) shall be deleted in its entirety and the following shall be inserted in place thereof: "[Intentionally Reserved]".

1.6 Sections 5.1(d)(iv) and (vii) shall be deleted in their entirety and the following shall be inserted in place thereof: "[Intentionally Reserved]".

1.7 Rouse Welding & Body Co., Inc. ("Rouse") and certain other Guarantors named therein executed and delivered a Guarantee Agreement dated as of April 24, 1994 to the Bank. The Bank hereby releases Rouse from any and all obligations and liabilities under such Guarantee; provided, that, such Guarantee shall remain fully binding and enforceable against the other Guarantors party thereto.

1.8 Each Borrower and Guarantor (other than the Guarantors referred to in section 3.3 hereof) executed and delivered to the Bank a Security Agreement dated as of April 25, 1994, as amended by a First Amendment to Security Agreement dated as of February 20, 1996. The Bank hereby releases each Borrower and each Guarantor from any and all obligations and liabilities under the Security Agreement and all financing statements delivered in connection therewith and the Bank agrees to promptly terminate all financing statements filed by the Bank to perfect the liens granted to the Bank pursuant to the Security Agreement.

ARTICAL II. REPRESENTATIONS. Each Borrower represents and warrants to the Bank that:

2.1 The execution, delivery and performance of this Amendment are within its powers, have been duly authorized and are not in contravention with any law, of the terms of its Articles of Incorporation or By-laws, or any undertaking to which it is a party or by which it is bound.

2.2 This Amendment is the legal, valid and binding obligation of the Company enforceable against it in accordance with the terms thereof.

2.3 After giving effect to the amendments herein contained, the representations and warranties contained in Article IV of the Credit Agreement are true on and as of the date hereof with the same force and effect as if made on and as of the date hereof.

2.4 No Event of Default or any event or condition which might become an event of Default with notice or lapse of time, or both, exists or has occurred and is continuing on the date hereof.


ARTICLE III.  CONDITION OF EFFECTIVENESS.   This Amendment shall not become
effective until each of the following has been satisfied:

3.1     This Amendment shall be signed by the Borrowers and the Bank.

3.2 Each of the Guarantors shall have executed the Consent and Agreement at the end of this Amendment.

3.3 SC Freedom One, Inc. and SC Tower Structural Laminating, Inc. shall each execute and deliver a Guaranty and a Security Agreement, together with all other items required to be delivered by a "Guarantor" pursuant to section
2.5 of the Credit agreement, other than a Security Agreement.


ARTICLE IV.  MISCELLANEOUS.

4.1 References in the Credit Agreement or in any note, certificate, instrument or other document to the "Credit Agreement" shall be deemed to be references to the Credit Agreement as amended hereby and as further amended from time to time.

4.2 The Borrowers agree to pay and to save the Bank harmless for the payment of all costs and expenses arising in connection with this Amendment, including the reasonable fees of counsel to the Bank in connection with preparing this Amendment and the related documents.

4.3 Each Borrower acknowledges and agrees that the Bank has fully performed all of their obligations under all documents executed in connection with the Credit Agreement and all actions taken by the Bank are reasonable and appropriate under the circumstances and within their rights under the Credit Agreement and all other documents executed in connection therewith and otherwise available. Each Borrower represents and warrants that it is not aware of any claims or causes of action against the Bank, any participant lender or any of their successors or assigns.

4.4 Except as expressly amended hereby, each Borrower agrees that the Credit Agreement, the Notes, the Security Documents and all other documents and agreements executed by the Company in connection with the Credit Agreement in favor of the Bank are ratified and confirmed and shall remain in full force and effect and that it has no set off, counterclaim or defense with respect to any of the foregoing. Terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit Agreement.

4.5 This Amendment may be signed upon any number of counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.


IN WITNESS WHEREOF, the parties signing this amendment have caused this Amendment to be executed and delivered as of October 25, 1996.


                                         SUPREME INDUSTRIES, INC.

                                         By:  /s/Robert W. Wilson

                                         Its:  Executive Vice President , CFO


                                         SUPREME CORPORATION

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance/
                                               Asst. Sec.


                                         NBD BANK

                                         By:  /s/Daniel Oakley

                                         Its:  Vice President

                          CONSENT AND AGREEMENT

As of the date and year first above written, each of the undersigned hereby:

(a) fully consents to the terms and provisions of the above Amendment and the consummation of the transactions contemplated hereby and agrees to all terms and provisions of the above Amendment applicable to it;

(b) agrees that each Guaranty and all other agreements executed by any of the undersigned in conncetion with the Credit Agreement or otherwise in favor of the Bank (collectively, the "Security Documents") are hereby ratified and confirmed and shall remain in full force and effect, and each of the undersigned acknowledges that it has no setoff, counterclaim or defense with respect to any Security Document; and

(c) acknowledges that its consent and agreement hereto is a condition to the bank's obligation under this Amendment and it is in its interest and to its financial benefit to execute this consent and agreement.


                                         SUPREME CORPORATION OF TEXAS

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance/
                                               Asst. Sec.


                                         SUPREME TRUCK BODIES OF
                                         CALIFORNIA, INC.

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance/
                                               Asst. Sec.


                                         SUPREME MID-ATLANTIC CORPORATION

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance/
                                               Asst. Sec.

                                         ATLANTIC SALES CORPORATION

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance/
                                               Asst. Sec.


                                         SUPREME/MURPHY TRUCK BODIES, INC.

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance/
                                               Asst. Sec.


                                         SC FREEDOM ONE, INC.

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance/
                                               Asst. Sec.


                                         SC TOWER STRUCTURAL LAMINATING, INC.

                                         By:  /s/Robert W. Wilson

                                         Its:  Vice President of Finance/
                                               Asst. Sec.

EXHIBIT 11.1 -- STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
(Amounts in thousands, except per share data)

                                                 Years Ended December 31,
                                              1996        1995         1994
PRIMARY
     Average shares outstanding              8,525       8,160        7,978

     Net effect of dilutive stock
       options and warrants - based
       on the treasury stock method
       using average market price              623         420          165

     Dilutive effect of subordinated
       convertible notes                       161          14            -

             TOTAL                           9,309       8,594        8,143

     Net income                            $ 5,087     $ 7,240      $ 5,473

     Earnings per share                    $   .55     $   .84      $   .67


FULLY DILUTED

     Average shares outstanding              8,525       8,160        7,978

     Net effect of dilutive stock
       options and warrants - based
       on the treasury stock method
       using the period-end market
       price, if higher than the
       average market price                    623         490          166

     Dilutive effect of subordinated
       convertible notes                       263         611          612

             TOTAL                           9,411       9,261        8,756

     Net income                            $ 5,087     $ 7,240      $ 5,473

     Interest expense reduction due to
       assumed conversion of
       subordinated convertible notes -
       net of tax                               23         131          127

     Net income as adjusted                $ 5,110     $ 7,371      $ 5,600

     Earnings per share                    $   .54     $   .80      $   .64

Ehibit 21.1


Subsidiaries of the Company

Supreme Corporation

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

Rouse Welding and Body Company, Inc., a Texas Corporation

Atlantic Sales Corporation, a Texas Corporation

Atlantic Wood Products, S.A.

PA Land Holding Corp., a Texas Corporation

SC Freedom One, Inc.

SC Tower Structural Laminating, Inc.

Exhibit 23.1


                     CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-8 (File No. 33-64047) and on Form S-3 (File Nos. 33-59586; 33-49488 and 33-59343) and
in the related Prospectus of our reports dated January 24, 1997, on our audits of the consolidated financial statements and financial statement schedule of Supreme Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 which reports are included in this Annual Report on Form 10-K.


                                            COOPERS & LYBRAND L.L.P.


South Bend, Indiana
March 19, 1997