Form 10-Q
period 1997-03-31
SUPREME INDUSTRIES INC
filed 1997-05-06
CIK 350846

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
  (X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1997
                             OR
  ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($.10 Par Value)          Outstanding at May 5, 1997
            Class A                               7,989,335
            Class B                               1,402,975

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

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8 & 9


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                       10

          Signatures                                             11

          Index to Exhibits                                      12


                         Part I. Financial Information
                         Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                March 31,     December 31,
                                                  1997            1996
                                               -----------    ------------
Assets                                         (Unaudited)

Current assets:
  Cash and cash equivalents...............          $4,771        $220,678
  Accounts receivable, net................      20,345,228      16,556,258
  Inventories.............................      24,994,264      21,208,707
  Deferred income taxes...................       1,043,066       1,043,066
  Other current assets....................         375,005         423,237
                                                ----------      ----------
       Total current assets...............      46,762,334      39,451,946
                                                ----------      ----------


Property, plant and equipment, at cost....      41,593,701      40,675,873
  Less, Accumulated depreciation and
    amortization..........................      14,836,541      14,246,236
                                                ----------      ----------
       Property, plant and equipment, net.      26,757,160      26,429,637


Intangible assets, net....................       1,857,868       1,908,694
Other assets..............................       1,049,509       1,038,747
                                                ----------      ----------

       Total assets.......................     $76,426,871     $68,829,024
                                               ===========     ===========

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded


                                              March 31,      December 31,
                                                1997             1996
                                            ------------     ------------
Liabilities and Stockholders' Equity         (Unaudited)

Current liabilities:
  Current maturities of long-term debt....    $2,374,246       $2,355,955
  Trade accounts payable..................     9,578,264        6,778,942
  Accrued income taxes....................     1,194,240          959,240
  Other accrued liabilities...............     5,155,103        5,914,315
                                             -----------      -----------
       Total current liabilities..........    18,301,853       16,008,452

Long-term debt............................    19,696,682       16,108,780

Deferred income taxes.....................       890,234          890,234
                                             -----------      -----------
       Total liabilities..................    38,888,769       33,007,466
                                             -----------      -----------


Stockholders' equity:
  Class A Common Stock, $.10 par value....       802,157          801,277
  Class B Common Stock, convertible into
    Class A Common Stock on a one-for-one
    basis, $.10 par value.................       140,297          140,297
  Additional paid-in capital..............    23,931,852       23,901,587
  Retained earnings.......................    12,914,332       11,228,933
  Treasury stock, at cost.................      (250,536)        (250,536)
                                             -----------      -----------
       Total stockholders' equity.........    37,538,102       35,821,558
                                             -----------      -----------

       Total liabilities and stockholders'
         equity...........................   $76,426,871      $68,829,024
                                             ===========      ===========

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                                                Three Months Ended
                                                     March 31,
                                            --------------------------
                                                 1997         1996
                                            --------------------------

Revenues...................................   $44,173,303  $38,493,108

Costs and expenses:
  Cost of sales............................    37,036,681   32,659,515
  Selling, general and administrative......     3,949,378    3,584,052
  Interest.................................       349,845      533,192
                                               ----------   ----------
                                               41,335,904   36,776,759
                                               ----------   ----------
       Income before income taxes..........     2,837,399    1,716,349

Income taxes...............................     1,152,000      730,000
                                               ----------   ----------
       Net income..........................    $1,685,399     $986,349
                                               ==========   ==========


Earnings per share:
       Primary.............................          $.17         $.10
       Fully diluted.......................           .17          .10


Weighted average number of shares of
  common stock and common stock equivalents:
       Primary.............................     9,969,289    9,490,967
       Fully diluted.......................     9,977,517    9,766,485

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                    Three Months Ended
                                                        March 31,
                                                 ------------------------
                                                   1997            1996
                                                 ------------------------
Cash flows from operating activities:
  Net income..................................   $1,685,399      $986,349
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization...........      655,823       470,035
      Amortization of intangibles and other
        assets................................       50,826        52,731
      Loss on disposal of equipment...........        7,518           551
      Changes in operating assets and
        liabilities...........................   (5,251,184)   (4,630,280)
                                                 ----------    ----------
    Net cash (used in) operating activities...   (2,851,618)   (3,120,614)
                                                 ----------    ----------

Cash flows from investing activities:
  Additions to property, plant and
    equipment.................................   (1,027,814)   (1,228,772)
  Proceeds from disposal of property, plant
    and equipment.............................       36,950            --
  Increase in other assets....................      (10,762)     (443,304)
                                                 ----------    ----------
   Net cash (used in) investing activities....   (1,001,626)   (1,672,076)
                                                 ----------    ----------

Cash flows from financing activities:
  Proceeds from revolving line of credit
    and other long-term debt..................   17,221,848    17,299,716
  Repayments of revolving line of credit and
    other long-term debt......................  (13,615,655)  (12,538,162)
  Proceeds from exercise of stock options and
    warrants..................................       31,144       102,820
                                                 ----------    ----------

   Net cash provided by financing activities..    3,637,337     4,864,374
                                                 ----------    ----------
Increase (decrease) in cash and cash
  equivalents.................................     (215,907)       71,684
Cash and cash equivalents, beginning of
  period......................................      220,678       106,740
                                                 ----------    ----------
Cash and cash equivalents, end of period......       $4,771      $178,424
                                                 ==========    ==========

The accompanying notes are a part of the consolidated financial statements.


SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 31, 1996 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:

                                         March 31,          December 31,
                                           1997                 1996
                                       ------------         ------------
     Raw materials.................    $ 14,931,425         $ 12,076,089
     Work-in-progress..............       3,139,514            3,138,668
     Finished goods................       6,923,325            5,993,950
                                       ------------         ------------
                                       $ 24,994,264         $ 21,208,707
                                       ============         ============

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method and bills of materials. The Company has had favorable and unfavorable adjustments in the third and fourth quarters resulting from the annual physical inventories. The Company is continuing to refine its costing procedures for valuation of interim inventories in an effort to minimize the annual book to physical inventory adjustments.

NOTE C - INCOME TAXES

The effective income tax rate for the three months ended March 31, 1997 was 40.6% compared to 42.5% for the three months ended March 31, 1996. The decrease is attributable to the Company's higher levels of income decreasing the impact of items treated differently for financial statement purposes and income tax return purposes and improved operations of the Company's Honduran subsidiary, which is operating in a government free zone.


NOTE D - RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."
The Company is required to initially adopt this pronouncement during its quarter ending December 31, 1997, and will be required to then restate all prior periods presented to conform with the new standard. SFAS No. 128 will require the Company to make a dual presentation of basic and diluted earnings per share on the face of its consolidated statement of income instead of primary and fully diluted earnings per share. The Company has not determined the impact SFAS No. 128 will have on historically reported earnings per share.

NOTE E - SUBSEQUENT EVENT

On May 1, 1997, the Board of Directors declared a 5% common stock dividend payable on May 19, 1997, to shareholders of record on May 12, 1997. Earnings per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend for all periods presented.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Results of Operations

Revenues increased $5,680,195 to $44,173,303 for the quarter ended
March 31, 1997 from $38,493,108 for the quarter ended March 31, 1996. Net income for the quarter ended March 31, 1997 increased $699,050 to $1,685,399 from $986,349 for the quarter ended March 31, 1996.

Both primary and fully diluted earnings per share increased seven cents to $.17 for the quarter ended March 31, 1997 from $.10 for the quarter ended March 31, 1996. Earnings per share in both periods have been restated to reflect the 5% stock dividend payable to shareholders of record on May 12, 1997.

The revenue increases were concentrated in the Company's dry freight product lines which increased 16.6% over the comparable prior year quarter and in the Company's StarTrans (trademark) bus lines which increased 18.7% over the comparable prior year's quarter. The Company's large national accounts were responsible for approximately 42.5% of the dry freight product sales increase. The Company's Indiana and Pennsylvania manufacturing facilities accounted for the largest increases while the balance of the manufacturing facilities were running at or slightly ahead of the prior year.

The Company's gross profit percentage increased 1% to 16.2% for the quarter ended March 31, 1997 from 15.2% for the quarter ended March 31, 1996. The improvement in the gross profit percentage was entirely due to those items in the overhead category that did not increase proportionately with the increase in revenues. The Company's direct labor and raw material costs were relatively unchanged as a percentage of revenues for the quarter ended
March 31, 1997 when compared to the quarter ended March 31, 1996.


Selling, general and administrative expenses increased $365,326 for the quarter ended March 31, 1997 when compared to the quarter ended
March 31, 1996, but declined .4% as a percentage of revenues for the quarter ended March 31, 1997 when compared to the comparable prior year's quarter. Contributing to the dollar increase were the Company's additional product lines and distribution facilities which were in operation for the entire first quarter in 1997 while they were either nonexistent or just commencing operations in the quarter ended March 31, 1996. Additionally, those items that fluctuate directly with revenue were responsible for a portion of the dollar increase.

Interest expense for the quarter ended March 31, 1997 declined $183,347 to $349,845 from $533,192 for the quarter ended March 31, 1996. As a percentage of revenues, interest expense decreased to .8% for the current quarter from 1.4% for the prior year quarter. The decline was due to improved management of chassis pools with the major truck suppliers combined with lower borrowings under the Company's credit facility.

Liquidity and Capital Resources

Cash flows from operations and funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the quarter ended March 31, 1997. Net income combined with depreciation and amortization were the most significant factors contributing to operating cash flows. As is normal in the first quarter, both accounts receivable and inventories increased significantly from the levels at December 31, 1996. Causing this increase were the Company's large national fleet customers who require their orders be delivered in a specified short time frame in the first six months of the year. The Company builds inventory in advance to meet these stringent delivery requirements. The
$3.8 million inventory increase also lead to the $2.8 million increase in accounts payable at March 31, 1997.

The major investing activities during the quarter were the construction of a new painting facility, new production tooling for proprietary parts and improvements on certain production lines all at the Company's Goshen, Indiana manufacturing plant.

The only significant financing activity during the quarter was the use of the Company's revolving credit agreement to finance operations and capital expenditures. The Company had $9.4 million available under its revolving credit agreement at March 31, 1997.

The Company anticipates that cash flows from operations and amounts available under its revolving line of credit will be sufficient to meet the Company's cash needs during 1997.

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


                                                SUPREME INDUSTRIES, INC.

DATE: May 6, 1997                               BY: /s/ROBERT W. WILSON
                                                Robert W. Wilson
                                                Executive Vice President,
                                                Treasurer, Chief Financial
                                                Officer and Director
                                                (Principal Financial and
                                                Accounting Officer)

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


                                 EXHIBIT 11

            STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
(Amounts in thousands, except per share data)


                                                     Three Months
                                                    Ended March 31,
                                                   1997         1996
                                                  ------       ------
PRIMARY
     Weighted average shares outstanding          9,859        8,981

     Net effect of dilutive stock options
       and warrants - based on the treasury
       stock method using average market price      110          510
                                                -------      -------
                 TOTAL                            9,969        9,491
                                                =======      =======
     Net income                                 $ 1,685      $   986
                                                =======      =======
     Net income per share                       $   .17      $   .10
                                                =======      =======

FULLY DILUTED
     Weighted average shares outstanding          9,859        8,981

     Net effect of dilutive stock options and
       warrants - based on the treasury stock
       method using the period-end market
       price, if higher than the average
       market price                                 119          510

     Dilutive effect of subordinated
       convertible notes                             --          275
                                                -------      -------
                 TOTAL 	                          9,978        9,766
                                                =======      =======

     Net income                                 $ 1,685      $   986

     Interest expense reduction due to
       assumed conversion of subordinated
       convertible notes - net of tax                --           15
                                                -------      -------

     Net income as adjusted                     $ 1,685      $ 1,001
                                                =======      =======
     Net income per share                       $   .17      $   .10
                                                =======      =======
