Form 10-Q
period 1997-06-30
SUPREME INDUSTRIES INC
filed 1997-08-12
CIK 350846

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1997
                                 OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from      to

                           Commission File No. 1-8183

                           SUPREME INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                    75-1670945
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)             No.)

           65140 U.S. 33 East, P.O. Box 237, Goshen, Indiana  46528
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

                                Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($.10 Par Value)       Outstanding at August 6, 1997
           Class A                             8,428,226
           Class B                             1,473,124

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



  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                        8, 9 & 10




PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security
           Holders                                                  11

  Item 6.  Exhibits and Reports on Form 8                           11

           Signatures                                               12

           Index to Exhibits                                        13


                     Part I. Financial Information
                     Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets


                                                June 30,       December 31,
                                                  1997             1996
                                              ------------     ------------
Assets                                         (Unaudited)

Current assets:
  Cash and cash equivalents................       $208,526         $220,678
  Accounts receivable, net.................     21,936,889       16,556,258
  Inventories..............................     22,289,972       21,208,707
  Deferred income taxes....................      1,043,066        1,043,066
  Other current assets.....................        445,345          423,237
                                              ------------     ------------
     Total current assets..................     45,923,798       39,451,946
                                              ------------     ------------


Property, plant and equipment, at cost.....     42,431,671       40,675,873
     Less, Accumulated depreciation and
       amortization........................     15,399,305       14,246,236
                                              ------------     ------------
     Property, plant and equipment, net....     27,032,366       26,429,637



Intangible assets, net.....................      1,807,040        1,908,694
Other assets...............................      1,047,604        1,038,747
                                              ------------     ------------

     Total assets..........................    $75,810,808      $68,829,024
                                              ============     ============


The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded


                                               June 30,        December 31,
                                                 1997              1996
                                             ------------      ------------
Liabilities and Stockholders' Equity          (Unaudited)

Current liabilities:
  Current maturities of long-term debt......   $2,376,864        $2,355,955
  Trade accounts payable....................    8,246,609         6,778,942
  Accrued income taxes......................      884,240           959,240
  Other accrued liabilities.................    6,179,291         5,914,315
                                             ------------      ------------
     Total current liabilities..............   17,687,004        16,008,452

Long-term debt..............................   16,344,766        16,108,780

Deferred income taxes.......................      890,234           890,234
                                             ------------      ------------
     Total liabilities......................   34,922,004        33,007,466
                                             ------------      ------------


Stockholders' equity:
  Class A Common Stock, $.10 par value......      842,823           801,277
  Class B Common Stock, convertible into
    Class A Common Stock on a one-for-one
    basis, $.10 par value...................      147,312           140,297
  Additional paid-in capital................   27,289,356        23,901,587
  Retained earnings.........................   12,859,849        11,228,933
  Treasury stock, at cost...................     (250,536)         (250,536)
                                             ------------      ------------
     Total stockholders' equity.............   40,888,804        35,821,558
                                             ------------      ------------

     Total liabilities and stockholders'
       equity...............................  $75,810,808       $68,829,024
                                             ============      ============


The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                              Three Months Ended        Six Months Ended
                                  June 30,                  June 30,
                         ------------ ------------- ------------ -------------
                             1997         1996          1997          1996
                         ------------ ------------- ------------ -------------
Revenues...............   $56,275,903   $44,057,242 $100,449,206   $82,550,350

Costs and expenses:
  Cost of sales........    45,879,498    36,314,957   82,916,179    68,974,472
  Selling, general and
    administrative.....     4,469,788     3,952,121    8,419,166     7,536,173
  Interest.............       413,380       247,591      763,225       780,783
                         ------------  ------------ ------------  ------------
                           50,762,666    40,514,669   92,098,570    77,291,428
                         ------------  ------------ ------------  ------------
     Income before
       income taxes....     5,513,237     3,542,573    8,350,636     5,258,922

Income taxes...........     2,182,000     1,463,000    3,334,000     2,193,000
                         ------------  ------------ ------------  ------------
     Net income........    $3,331,237    $2,079,573   $5,016,636    $3,065,922
                         ============  ============ ============  ============


Earnings per share:
     Primary...........          $.34         $.21          $.51          $.32
     Fully diluted.....           .33          .21           .50           .31


Weighted average number
  of shares of common
  stock and common
  stock equivalents:
      Primary..........     9,933,359    9,706,758     9,925,472     9,628,131
      Fully diluted....     9,948,567    9,864,683     9,946,993     9,844,371


The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                     ------------ ------------
                                                         1997         1996
                                                     ------------ ------------
Cash flows from operating activities:
  Net income......................................    $5,016,636   $3,065,922
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization...............     1,298,040      949,593
      Amortization of intangibles and other
        assets....................................       101,654      105,464
      Loss on disposal of equipment...............        11,094           51
      Changes in operating assets and liabilities.    (4,826,361)  (4,734,308)
                                                    ------------   -----------
    Net cash provided by (used in) operating
      activities..................................     1,601,063     (613,278)
                                                    ------------   -----------

Cash flows from investing activities:
  Additions to property, plant and equipment......    (1,965,013)  (5,884,718)
  Proceeds from disposal of property, plant and
    equipment.....................................        53,150          500
  Increase in other assets........................        (8,857)    (419,917)
                                                    ------------   -----------
    Net cash (used in) investing activities.......    (1,920,720)  (6,304,135)
                                                    ------------   -----------

Cash flows from financing activities:
  Proceeds from revolving line of credit and
    other long-term debt..........................    40,163,003   38,837,849
  Repayments of revolving line of credit and
    other long-term debt..........................   (39,906,108) (32,823,447)
  Proceeds from exercise of stock options and
    warrants......................................        50,610      891,305
                                                    ------------  ------------
    Net cash provided by financing activities.....       307,505    6,905,707
                                                    ------------  ------------
Decrease in cash and cash equivalents.............       (12,152)     (11,706)
Cash and cash equivalents, beginning of period....       220,678      106,740
                                                    ------------  ------------
Cash and cash equivalents, end of period..........      $208,526      $95,034
                                                    ============  ============
Noncash investing and financing activities:
  5% Common Stock Dividend........................    $3,385,720    $   ----
  Conversion of convertible notes to shares of
    Class A Common Stock..........................         ----     1,134,428
  Conversion of Class B Common Stock to Class A
    Common Stock..................................         ----        39,868
  Exchange of warrants for Class A Common Stock...         ----     3,051,930


The accompanying notes are a part of the consolidated financial statements.


SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT
--------------------------------------------------------

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


NOTE B - INVENTORIES
--------------------

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:

                                    June 30,           December 31,
                                      1997                 1996
                                 ------------          ------------
    Raw materials..............  $ 12,400,031          $ 12,076,089
    Work-in-progress...........     3,138,669             3,138,668
    Finished goods.............     6,751,272             5,993,950
                                 ------------          ------------
                                 $ 22,289,972          $ 21,208,707
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


NOTE C - INCOME TAXES
---------------------

The effective income tax rates for the three and six months ended June 30, 1997 were 39.6% and 39.9%, respectively, compared to 41.3% and 41.7% for the three and six months ended June 30, 1996. The decreases are attributable to the Company's higher levels of income decreasing the impact of items treated differently for financial statement purposes and income tax return purposes and improved operations of the Company's Honduran subsidiary, which is operating in a government tax free zone.


NOTE D - STOCK DIVIDEND
-----------------------

On May 1, 1997, the Board of Directors declared a 5% common stock dividend payable on May 19, 1997, to shareholders of record on May 12, 1997. Earnings per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend for all periods presented.


NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company is required to initially adopt this pronouncement during its quarter ending December 31, 1997, and will be required to then restate all prior periods presented to conform with the new standard. SFAS No. 128 will require the Company to make a dual presentation of basic and diluted earnings per share on the face of its consolidated statement of income instead of primary and fully diluted earnings per share. The Company has not determined the impact SFAS No. 128 will have on historically reported earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" both of which the Company will be required to adopt in its financial statements for the year ending December 31, 1999. SFAS No. 130 will require the Company to report comprehensive income in its financial statements. Comprehensive income includes net income and certain transactions that are reported as a separate component of stockholder's equity. SFAS No. 131 specifies revised guidelines for determining operating segments and the type and level of information to be disclosed. The Company has not yet determined what changes in its disclosures, if any, will be required by SFAS No. 131.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------


Results of Operations
---------------------

Revenues for the three months ended June 30, 1997 increased $12.2 million to $56.3 million from $44.1 million for the three months ended June 30, 1996. Revenues for the six months ended June 30, 1997 increased $17.9 million to $100.4 million from $82.6 million for the six months ended June 30, 1996.


Net income for the three months ended June 30, 1997 increased to $3.3 million from $2.1 million for the three months ended June 30, 1996, while net income for the six months ended June 30, 1997 increased to $5.0 million from $3.1 million for the six months ended June 30, 1996. Fully diluted earnings per share for the three months ended June 30, 1997 was $.33, while fully diluted earnings per share was $.50 for the six months ended June 30, 1997. The comparable prior year results were $.21 for the three months ended June 30, 1996 and $.31 for the six months ended June 30, 1996 an increase of $.12 and $.19, respectively. Earnings per share for all periods presented have been restated to reflect the 5% stock dividend paid to shareholders of record on May 12, 1997.

Revenue increases for both the three months and six months ended June 30, 1997 were largely concentrated in the Company's dry freight product lines which increased 25.2% and 21.4% for the three months and six months, respectively. The Company's StarTrans (trademark) bus products increased 47.1% and 31% for the three months and six months ended June 30, 1997 over the comparable prior year periods. The Company's Indiana and Pennsylvania facilities were responsible for the largest regional revenue increases. The Company's other regions also shared increases over the comparable prior year periods.

The Company's gross profit increased to 18.5% and 17.5% for the three months and six months ended June 30, 1997, respectively, from 17.6% and 16.4% for the comparable prior year periods. The Company's raw material cost as a percentage of revenues increased slightly (less than 1%) for both the three months and six months ended June 30, 1997 from the comparable prior year periods. The Company's direct labor cost as a percentage of revenues was unchanged in the three months ended June 30, 1997 and only slightly down for the six months ended June 30, 1997. The Company's overhead expenses declined 1.6% and 1.4% as a percentage of revenues for the three months and six months ended June 30, 1997, respectively. Contributing to the decline in overhead in both periods were those expenses that either do not fluctuate or do not fluctuate proportionately with increases in revenues.

Selling, general and administrative expenses as a percentage of revenues declined to 7.9% and 8.4% for the three months and six months ended
June 30, 1997, respectively, from 9.0% and 9.1% for the comparable prior year periods. The actual dollar comparisons show an increase of $.5 million and $.9 million for the three months and six months ended June 30, 1997, respectively. Contributing to the dollar increase were the Company's additional distribution facilities that were in operation for the full period in 1997 and only for a portion of the six months ended June 30, 1996. Also contributing to the dollar increase were those items that fluctuate proportionately with revenues.

Interest expense for the three months and six months ended June 30, 1997 was $.4 million or .7% of revenues and $.8 million or .8% of revenues, respectively. The comparable prior year amounts were $.2 million or .6% of revenues and $.8 million or .9% of revenues for the three months and six months periods ended June 30, 1996, respectively. Interest expense in the 1996 periods was reduced by $.2 million of interest that was capitalized in accordance with Statement of Financial Accounting Standards No. 34.


The Company recently completed a computer hardware and software selection process which was necessitated by the inability of the present system to handle the year 2000, the need for improved technology to process the continuing increased volume of transactions and the need for improved information reporting. The Company has selected a vendor and has begun the initial planning for the conversion and implementation of new operating software. The Company believes the new operating software will be implemented successfully in advance of the year 2000 requirements.


Liquidity and Capital Resources
-------------------------------

Cash flows from operations and funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the six months ended June 30, 1997. Net income of $5.0 million combined with depreciation and amortization of $1.4 million were the significant factors contributing to cash flows. Cash flow provided by operating activities was $1.6 million for the six months ended June 30, 1997 while $.6 million was used in operating activities for the six months ended June 30, 1996. In both periods operating cash was used to finance increasees in accounts receivable and inventories relative to the increased volume the Company normally experiences in its second quarter.

The major investing activities during the six months ended June 30, 1997 were the construction of and equipment for a new paint facility in Goshen, Indiana; production tooling for proprietary parts and improved laminating capabilities; and improved production and paint capabilities in Jonestown, Pennsylvania.

The only significant financing activity during the quarter was the use of the Company's revolving credit facility. Net cash provided by financing activities was $.3 million for the six months ended June 30, 1997 compared to $6.9 million in the prior year period which included $3.2 million for the purchase of the California manufacturing facility.

The Company anticipates that cash flows from operations and amounts available under its revolving line of credit will be sufficient to meet the Company's cash needs during 1997.


                        PART II.   OTHER INFORMATION


ITEM 4.	Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Supreme Industries, Inc.'s annual meeting of stockholders was held on April 29, 1997. Below is a summary of matters voted upon at that meeting.

a) The following individuals were elected Directors by the holders of the Company's Class A Common Stock by a vote of 6,010,562 to 19,273 with no abstentions:

                     H. Douglas Schrock
                     Rice M. Tilley, Jr.
                     Rick L. Horn

    The following individuals were elected Directors by the holders of the Company's Class B Common Stock by a vote of 1,402,975 to 0 with no abstentions:

                     William J. Barrett
                     Robert J. Campbell
                     Thomas Cantwell
                     Herbert M. Gardner
                     Omer G. Kropf
                     Robert W. Wilson

b) Coopers & Lybrand L.L.P. was ratified as the Company's independent auditors by a vote of 7,401,060 to 32,266 with 17,757 abstaining.



ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

        a)  Exhibits:

            Exhibit 11-Statement Regarding Computation of Per Share Earnings

        b)  Reports on Form 8-K:  None


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SUPREME INDUSTRIES, INC.

DATE:  August 6, 1997                    BY:  /s/ROBERT W. WILSON
---------------------                    ------------------------
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


                              INDEX TO EXHIBITS


Exhibit No.      Description                                      Page
-----------      -----------                                      ----

    11           Statement Regarding Computation of Per Share
                 Earnings                                          14


                                 EXHIBIT 11

             STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
(Amounts in thousands, except per share data)


                                                        Six Months
                                                      Ended June 30,
                                                  ----------------------
                                                   1997            1996
                                                  ------          ------
PRIMARY
     Weighted average shares outstanding           9,863           9,070

     Net effect of dilutive stock options
       and warrants - based on the treasury
       stock method using average market
       price                                          62             497

     Net effect of subordinated convertible
       notes							                                   -- 		           61
                                                 -------         -------
                 TOTAL                             9,925           9,628
                                                 =======         =======

     Net income                                  $ 5,017         $ 3,066
                                                 =======         =======

     Net income per share                        $   .51         $   .32
                                                 =======         =======

FULLY DILUTED
     Weighted average shares outstanding           9,863           9,070

     Net effect of dilutive stock options
       and warrants - based on the treasury
       stock method using the period-end
       market price, if higher than the
       average market price                           84             497

     Dilutive effect of subordinated
       convertible notes                              --             277
                                                 -------         -------
                 TOTAL                             9,947           9,844
                                                 =======         =======

     Net income                                  $ 5,017         $ 3,066

     Interest expense reduction due to
       assumed conversion of subordinated
       convertible notes - net of tax                 --              23
                                                 -------         -------

     Net income as adjusted                      $ 5,017         $ 3,089
                                                 =======         =======

     Net income per share                        $   .50         $   .31
                                                 =======         =======


     Note: The above share and per share data have been restated for the 5% stock dividend declared on May 1, 1997.
