Form 10-Q
period 1997-09-30
SUPREME INDUSTRIES INC
filed 1997-11-12
CIK 350846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1997
                                  OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($.10 Par Value)       Outstanding at November 4, 1997

            Class A                              8,435,156
            Class B                              1,473,124

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


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations        8,9 & 10


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                           11

          Signatures                                                 12

          Index to Exhibits                                          13


                        Part I. Financial Information
                        Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                             September 30,     December 31,
                                                 1997              1996
                                             -------------     ------------
Assets                                        (Unaudited)

Current assets:
  Cash and cash equivalents................       $226,320         $220,678
  Accounts receivable, net.................     18,401,421       16,556,258
  Inventories..............................     23,951,731       21,208,707
  Deferred income taxes....................      1,043,066        1,043,066
  Other current assets.....................        457,705          423,237
                                             -------------     ------------
     Total current assets..................     44,080,243       39,451,946
                                             -------------     ------------


Property, plant and equipment, at cost.....     43,574,615       40,675,873
     Less, Accumulated depreciation and
       amortization........................     15,881,755       14,246,236
                                             -------------     ------------
     Property, plant and equipment, net....     27,692,860       26,429,637



Intangible assets, net.....................      1,756,212        1,908,694
Other assets...............................      1,045,699        1,038,747
                                             -------------     ------------

     Total assets..........................    $74,575,014      $68,829,024
                                             =============     ============


The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

                                              September 30,     December 31,
                                                  1997              1996
                                              -------------     ------------
Liabilities and Stockholders' Equity           (Unaudited)

Current liabilities:
  Current maturities of long-term debt.......    $2,582,825       $2,355,955
  Trade accounts payable.....................     8,099,478        6,778,942
  Accrued income taxes.......................       805,077          959,240
  Other accrued liabilities..................     6,968,540        5,914,315
                                               ------------     ------------
     Total current liabilities...............    18,455,920       16,008,452

Long-term debt...............................    12,639,401       16,108,780

Deferred income taxes........................       890,234          890,234
                                               ------------     ------------
     Total liabilities.......................    31,985,555       33,007,466
                                               ------------     ------------


Stockholders' equity:
  Class A Common Stock, $.10 par value.......       884,964          801,277
  Class B Common Stock, convertible into
    Class A Common Stock on a one-for-one
    basis, $.10 par value....................       154,678          140,297
  Additional paid-in capital.................    31,726,397       23,901,587
  Retained earnings..........................    10,073,956       11,228,933
  Treasury stock, at cost....................      (250,536)        (250,536)
                                               ------------     ------------
     Total stockholders' equity..............    42,589,459       35,821,558
                                               ------------     ------------

     Total liabilities and stockholders'
       equity................................   $74,575,014      $68,829,024
                                               ============     ============

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,
                          -----------  -----------  ------------  ------------
                             1997         1996          1997          1996
                          -----------  -----------  ------------  ------------
Revenues................. $45,691,254  $38,813,812  $146,140,460  $121,364,162

Costs and expenses:
  Cost of sales..........  38,648,059   32,463,802   121,564,238   101,438,274
  Selling, general and
    administrative.......   3,909,345    3,852,095    12,328,511    11,388,268
  Interest...............     299,194      367,429     1,062,419     1,148,212
                          -----------  -----------  ------------  ------------
                           42,856,598   36,683,326   134,955,168   113,974,754
                          -----------  -----------  ------------  ------------
     Income before
       income taxes......   2,834,656    2,130,486    11,185,292     7,389,408

Income taxes.............   1,134,000      890,000     4,468,000     3,083,000
                          -----------  -----------  ------------  ------------
     Net income..........  $1,700,656   $1,240,486    $6,717,292    $4,306,408
                          ===========  ===========  ============  ============


Earnings per share:
     Primary.............        $.16         $.12          $.64          $.42
     Fully diluted.......         .16          .12           .64           .42


Weighted average number
  of shares of common
  stock and common stock
  equivalents:
     Primary.............  10,454,538   10,421,366     10,441,359   10,215,453
     Fully diluted.......  10,456,272   10,421,366     10,453,664   10,366,122

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                       Nine Months Ended
                                                       September 30,
                                                  -------------------------
                                                      1997         1996
                                                  ------------ ------------
Cash flows from operating activities:
     Net income.................................    $6,717,292   $4,306,408
     Adjustments to reconcile net income to net
       cash used in operating activities:
         Depreciation and amortizatization......     2,092,984    1,607,995
         Gain on disposal of equipment..........        11,679       (9,251)
         Changes in operating assets and
           liabilities..........................    (2,402,057)  (1,219,638)
                                                  ------------ ------------
       Net cash provided by operating
         activities.............................     6,419,898    4,685,514
                                                  ------------ ------------
Cash flows from investing activities:
     Additions to property, plant and
       equipment................................    (3,268,554)  (6,320,438)
     Proceeds from disposal of property, plant
       and equipment............................        53,150       13,305
     Increase in other assets...................        (6,952)    (391,948)
                                                  ------------ ------------
       Net cash (used in) investing activities..    (3,222,356)  (6,699,081)
                                                  ------------ ------------
Cash flows from financing activities:
     Proceeds from revolving line of credit
          and other long-term debt..............    58,559,938   54,390,596
     Repayments of revolving line of credit
          and other long-term debt..............   (61,802,447) (53,264,285)
     Proceeds from exercise of stock options
       and warrants.............................        50,609      891,305
                                                  ------------ ------------
       Net cash provided by (used in) financing
         activities.............................    (3,191,900)   2,017,616
                                                  ------------ ------------
Increase in cash and cash equivalents...........         5,642        4,049
Cash and cash equivalents, beginning of period..       220,678      106,740
                                                  ------------ ------------
Cash and cash equivalents, end of period........      $226,320     $110,789
                                                  ============ ============
Noncash investing and financing activities:
     5% Common Stock Dividend - November 1997...    $4,486,549        ----
     5% Common Stock Dividend - May 1997........     3,385,720        ----
     Exchange of warrants for Class A Common
       Stock....................................         ----     3,051,930
     Conversion of convertible notes to shares
       of Class A Common Stock..................         ----     1,134,428
     Conversion of Class B Common Stock to
       Class A Common Stock.....................         ----        39,868

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


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:

                                  September 30,        December 31,
                                      1997                 1996
                                  -------------        ------------
    Raw materials................. $ 13,063,097        $ 12,076,089
    Work-in-progress..............    3,143,742           3,138,668
    Finished goods................    7,744,892           5,993,950
                                  -------------        ------------
                                   $ 23,951,731        $ 21,208,707

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


NOTE C - INCOME TAXES

The effective income tax rates for the three and nine months ended
September 30, 1997 were 40.0% and 39.9%, respectively, compared to 41.8% and 41.7% for the three and nine months ended September 30, 1996. The decreases are attributable to the Company's higher levels of income decreasing the impact of items treated differently for financial statement purposes and income tax return purposes and improved operations of the Company's Honduran subsidiary, which is operating in a government tax free zone.


SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONCLUDED.

NOTE D - STOCK DIVIDEND

On May 1, 1997, the Board of Directors declared a 5% common stock dividend payable on May 19, 1997, to shareholders of record on May 12, 1997. On October 29, 1997, the Board of Directors declared an additional 5% common stock dividend payable on November 17, 1997 to shareholders of record on November 10, 1997. Earnings per share and weighted average shares outstanding have been restated to reflect the 5% stock dividends for all periods presented.


NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company is required to initially adopt this pronouncement for the periods ending December 31, 1997, and will be required to then restate all prior periods presented to conform with the new standard. SFAS No. 128 will require the Company to make a dual presentation of basic and diluted earnings per share on the face of its consolidated statementof income instead of primary and fully diluted earnings per share. The Company has not determined the impact SFAS No. 128 will have on historically reported earnings per share.

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
RESULTS OF OPERATIONS.


Results of Operations

Revenues for the three months ended September 30, 1997 increased $6.9 million to $45.7 million from $38.8 million for the three months ended
September 30, 1996. Revenues for the nine months ended September 30, 1997 increased $24.7 million to $146.1 million from $121.4 million for the nine months ended September 30, 1996.


Both primary and fully diluted earnings per share increased four cents to $.16 for the quarter ended September 30, 1997 from $.12 for the quarter ended September 30, 1996. Both primary and fully diluted earnings per share increased $.22 to $.64 for the nine months ended September 30, 1997. Earnings per share for all periods presented have been restated to reflect the 5% stock dividend declared in May and October 1997 (See Note D of Notes to Consolidated Financial Statements).

Revenue increases for both the three months and nine months ended
September 30, 1997 were concentrated in the Company's dry freight product lines and the StarTrans (trademark) Bus product lines. Sales of dry freight units shipped increased 16% for the quarter and 20% for the nine months ended September 30, 1997. Sales of StarTrans (trademark) units shipped increased 47% for the quarter and 42% for the nine months ended September 30, 1997. Revenues increased for both the three months and nine months ended
September 30, 1997 at each of the Company's regional manufacturing facilities with the largest increases occurring in Indiana and Pennsylvania.

The Company's gross profit percentage decreased 1% to 15.4% for the three months ended September 30, 1997 from 16.4% for the three months ended September 30, 1996. Increased direct labor was responsible for the decline in gross profit. The increase is attributable to the following: (1) labor incurred at four of the Company's production facilities to take the annual physical inventories, both production and sales were lost during the shut down for the physical inventory, (2) Start-up and training of initial production runs on three new labor intensive product lines (armored trucks, trolleys and service vans). Manufacturing overhead expenses declined 1.1% and 1.3% as a percentage of revenues for the three months and nine months ended September 30, 1997 from the comparable prior year periods, which generally occurs with increased sales volume. Raw material costs for both the three months and nine months ended September 30, 1997 were within .5% of the prior year comparable periods.

Selling, general and administrative expenses as a percentage of revenues declined to 8.6% and 8.4% for the three months and nine months ended September 30, 1997, respectively, from 10.0% and 9.4% for the comparable prior year periods. The decrease in the percentages is the result of increased sales volumes.

Interest expense declined to $299,194 for the three months ended
September 30, 1997 from $367,429 from the prior year comparable quarter and to $1,062,418 for the nine months ended September 30, 1997 from $1,148,212 for the comparable prior year period. Interest expense for the nine months ended September 30, 1996 was reduced by $.2 million for interest capitalized in accordance with Statement of Financial Accounting Standards No. 34.


The Company has entered into a contract to purchase software that will enable it to handle transactions in the year 2000, process more efficiently the increased volume of transactions as well as provide better operating information. The Company's management personnel have begun training on the new software and anticipates a successful implementation in advance of the year 2000.


Liquidity and Capital Resources

Cash flows from operations was adequate to finance operations, reduce debt and provide for capital expenditures during the nine months ended September 30, 1997. Net income of $6.7 million and depreciation and amortization of $2.1 million were the primary factors contributing to positive cash flow. The increases in accounts receivable of $1.8 million and inventories of $2.7 million were a result of the increases in revenue for both the three months and nine months ended September 30, 1997. Both days sales outstanding and inventory turn improved slightly when compared to the period ended September 30, 1996. The increase in inventories was partially financed by a $1.1 million increase in accounts payable.

The major investing activities for the nine months ended September 30, 1997 were the acquisition of plant and equipment to increase the Company's capacity in response to greater demand for existing and new product lines.
The major additions completed during the nine months were a new paint facility, production tooling for proprietary parts and improved laminating capabilities all in Goshen, Indiana. The Company also upgraded its paint facility in Jonestown, Pennsylvania. In anticipation of continued increased demand for the Company's existing and new products further expansion has begun in Goshen, Indiana; Jonestown, Pennsylvania; Cleburne, Texas and Griffin, Georgia. The increased capacity will be available early in 1998.
The approximate $3.0 million of planned capital expenditures will be financed through operating cash flow and use of the revolving credit facility.

For the nine months ended September 30, 1997, the Company has reduced long-term debt by $3.2 million as a result of strong operating cash flows. The Company believes cash flows from operations and amounts available under its revolving line of credit will be sufficient to finance operations during the balance of 1997 and the next fiscal year.

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


                                              SUPREME INDUSTRIES, INC.

DATE: November 12, 1997                       BY: /s/ROBERT W. WILSON
                                              Robert W. Wilson
                                              Executive Vice President,
                                              Treasurer, Chief Financial
                                              Officer and Director
                                              (Principal Financial and
                                              Accounting Officer)

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


                                EXHIBIT 11

           STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
(Amounts in thousands, except per share data)

                                                         Nine Months
                                                     Ended September 30,
                                                     1997          1996
PRIMARY
     Weighted average shares outstanding            10,358         9,709

     Net effect of dilutive stock options and
       warrants - based on the treasury stock
       method using average market price                83           367

     Net effect of subordinated convertible
       notes                                           ---           139
                                                   -------       -------
                 TOTAL                              10,441        10,215
                                                   =======       =======

     Net income                                    $ 6,717       $ 4,306
                                                   =======       =======
     Net income per share                          $   .64       $   .42
                                                   =======       =======

FULLY DILUTED
     Weighted average shares outstanding            10,358         9,709

     Net effect of dilutive stock options and
       warrants - based on the treasury stock
       method using the period-end market price,
       if higher than the average market price          96           367

     Dilutive effect of subordinated convertible
       notes                                           ---           290
                                                  --------      --------
                 TOTAL                              10,454        10,366
                                                  ========      ========

     Net income                                    $ 6,717       $ 4,306

     Interest expense reduction due to assumed
       conversion of subordinated convertible
       notes - net of tax                              ---            23
                                                  --------      --------
     Net income as adjusted                        $ 6,717       $ 4,329
                                                  ========      ========
     Net income per share                          $   .64       $   .42
                                                  ========      ========

     Note: The above share and per share data have been restated for the 5% stock dividends declared on May 1, 1997 and October 29, 1997.
