Form 10-K
period 1997-12-31
SUPREME INDUSTRIES INC
filed 1998-03-31
CIK 350846

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

(Mark One)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended
         December 31, 1997.
                                      or
   [ ]  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES	EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition
         period from ____ to ____.

                           Commission File No. 1-8183

                            SUPREME INDUSTRIES, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                               75-1670945
      (State of Incorporation)            (IRS Employer Identification No.)

       P.O. Box 237, 65140 U.S. 33 East, Goshen, Indiana           46528
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 18, 1998: $76,527,274

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at March 18, 1998
Class A Common Stock ($.10 Par Value)             8,850,177 shares
Class B Common Stock ($.10 Par Value)             1,546,773 shares

                    Documents Incorporated by Reference

                                         Parts of Form 10-K Into Which the
        Document                         Document is Incorporated
Portions of the Proxy Statement
  for Annual Meeting of Shareholders
  to be held on May 12, 1998             Part III

The Index to Exhibits is on page ____ in the sequential numbering system. Total pages ____

                                   PART I

ITEM 1.   BUSINESS.

History
     Supreme Industries, Inc., a Delaware Corporation, formerly ESI Industries, Inc. (the Company) is one of the nation's leading manufacturers of specialized truck bodies and shuttle buses. The Company was incorporated in 1979 and originally had one operating subsidiary TGC Industries, Inc., which was spun-off to stockholders of the Company effective July 31, 1986.

     Supreme Corporation (the Company's wholly-owned operating subsidiary) was formed in January 1984 to acquire a company engaged in the business of manufacturing, selling and repairing specialized truck bodies, shuttle buses and related equipment.

     In December 1986, the Company, through a newly formed, wholly-owned subsidiary, Contempri Homes, Inc. ("Contempri"), purchased all of the assets and assumed substantially all of the liabilities of Contempri Homes, Inc., a Pennsylvania corporation engaged in the business of producing modular homes. In December 1992, the Board of Directors of the Company approved a spin-off of Contempri to the stockholders of the Company. The spin-off was effective for financial and accounting purposes as of December 31, 1992. Since that time the Company has operated in one line of business as a manufacturer of specialized truck bodies and shuttle buses.

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

     On March 5, 1996, the Company acquired the business operations and assets of S.D. Enterprises, Inc., a paratransit van manufacturer. The acquisition of the Freedom One (trademark) product line complements Supreme's existing line of bus products and provides access to the handicapped van conversion market. The Freedom One (trademark) product line meets all standards of the Americans with Disabilities Act (ADA).

Financial Information About Industry Segments
     The Company operates in one industry segment, a manufacturer of specialized truck bodies and shuttle buses.

General Description of the Company's Business
     The specialized truck body and shuttle bus industry consists of companies that manufacturer and/or distribute specialized truck bodies and shuttle buses. Depending on the product, it is either built directly on a truck chassis or built separately and installed at a later date. The truck chassis, which consists of an engine, frame with wheels, and in some cases a cab, is manufactured by third parties who are major automotive or truck companies. Such companies typically do not build specialized truck bodies. See "Competition."

     Supreme's products are medium-priced with prices generally ranging from $1,000 to $80,000. Supreme's truck bodies and custom trailers are offered in aluminum or fiberglass reinforced plywood panel ("FRP") construction and are available in lengths of 9 to 45 feet and heights up to 13 feet, 6 inches. Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with the truck bodies to meet the end-user's needs. Supreme also makes its own fiberglass wind deflectors under the name of Fuel Shark, which reduce wind resistance and improve fuel efficiency. Supreme is not in the business of manufacturing recreational vehicles or long-distance truck-trailers. The following is a brief summary of Supreme's products:

     Van bodies. Supreme's van bodies are typically fabricated up to 28 feet in length with pre painted aluminum or FRP panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. This product is used for diversified dry freight transportation.

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

     Iner-City (trademark) cutaway van bodies. Aluminum or FRP cutaway van bodies are manufactured on cutaway chassis which are available with access to the cargo area from the cab. The Iner-City (trademark) cutaway van body is similar to the regular van body except for floor construction and shorter lengths (10 feet to 15 feet) as compared with van bodies which are constructed to lengths of up to 28 feet.

     Iner-City (trademark) walk-in van bodies. Supreme manufactures its walk-in vans on a rail truck chassis having no cab. Supreme fabricates the driver's compartment and body using FRP panels and aluminum. Some uses for this product include the distribution of food products and small packages.

     Commander (trademark) fiberglass van bodies. The Commander (trademark) is a one-piece fiberglass molded body used principally in the lawn care industry. The corrosion resistant body has an interior design which helps control chemical spills and enhances the clean-up process.

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

     Armored Trucks. Supreme's armored trucks are built to customer specifications in either aluminum, galvaneal or stainless steel.

     StarTrans (trademark) shuttle buses. The StarTrans (trademark) shuttle buses have seating capacities for 12 to 29 people and are offered with a variety of seating arrangements and with options such as wheelchair lifts, custom interiors, and special exterior paint schemes. The shuttle bus line features an improved aerodynamic exterior design and is intended for use by hotels, nursing homes, car leasing companies, and airport-related users.

     StarTrans (trademark) mid-size buses. Supreme's StarTrans (trademark) mid-size buses are offered in lengths of up to 31 feet with capacities of up to 35 passengers. This product serves the public transit and tour markets and provides the Company's dealer network with a more comprehensive product line.

     Trolleys. Supreme's Trolley line is similiar in size to the mid-size bus line but resembles a San Francisco trolley car. It is marketed to resort areas, theme parks and cities desiring unique transportation vehicles.

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

     Stake bodies. Stake bodies are flatbeds with various configurations of removable sides. The stake body is utilized for a broad range of agricultural transportation needs.

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

Manufacturing
     Supreme's manufacturing facilities are located in Goshen, Elkhart and Ligonier Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania; Wilson, North Carolina; and La Ceiba, Honduras. Supreme's management estimates that the capacity utilization of its plants and equipment range from 50% to 90% of capacity on a one-shift basis.

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

     Supreme has designed and built its own fabricating equipment for many of its manufacturing processes. Supreme has its own fiberglass manufacturing facilities that process and assemble the Fiberglass Reinforced Panel ("FRP") and other fiberglass products as required. The Company's patented Fiberglass Reinforced Panel ("FRP") manufacturing facility began producing FRP panels for internal use during the first quarter of 1998. The machine is also producing translucent roof panels for the Company's dry freight product line. The Company anticipates that the machine will have sufficient capacity to allow marketing of laminated panels to other companies in the transportation industry as well as to possibly develop new products and applications for the construction industry.

     The Company's hardwood flooring manufacturing facility began producing and shipping product in the fourth quarter of 1996. The facility is currently producing approximately 40% of the Company's internal requirements. The Company intends to continue to buy a portion of its requirements from third parties to avoid being sole sourced on a critical raw material.

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

Raw Materials
     Supreme does not have any long-term raw material contracts and is dependent upon suppliers of lumber, fiberglass, aluminum and steel for its manufacturing. However, there are several readily available sources for these raw materials. In addition, as discussed above, Supreme has established a captive hardwood flooring manufacturing facility in Honduras to provide a dependable source of supply. Supreme's operations could be affected by labor disruptions at its raw material suppliers or freight carriers.

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

     Supreme's distributor/dealer network consists of approximately 40 bus distributors, 85 truck equipment distributors and 500 truck dealers. Management believes that this large distributor/dealer network, coupled with Supreme's geographically-dispersed plant and distribution sites, gives Supreme a distinct marketing advantage over its competitors. Supreme generally delivers its products within 3 to 6 weeks after the receipt of orders.

     Approximately 66 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.

Competition
     Specialized truck bodies are produced by many companies, most of which compete on a regional basis. Management believes that Supreme enjoys a competitive advantage based upon its established distributor/dealer network and six manufacturing facilities and seven distribution centers. Truck chassis manufacturers have not generally shown an interest in manufacturing truck bodies because such manufacturers' highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized and different truck bodies and equipment.

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

Major Customers
     No single customer or group of customers under common control accounted for 10% or more of the Company's revenues for each of the three years in the period ended December 31, 1997. The Company's export sales are not significant.

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

Employees
     As of December 31, 1997, the Company employed approximately 1,900 employees, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

Back Log
     The Company's backlog of firm orders was $52.0 million at December 31, 1997 compared to $27.6 million at December 31, 1996.

Executive Officers of the Registrant
     The name, age, business background, position held with the Registrant and tenure of each of the Registrant's executive officers are set forth below. No family relationship exists among any of the executive officers.

                                           Served as
                                           Executive       Positions With
Name, Age, and Business Experience       Officer Since        Company
Herbert M. Gardner, 58                       1979          Chairman of the
Senior Vice President of Janney                            Board, President
Montgomery Scott Inc., investment
bankers, since 1978; Chairman of the
Board of the Company since 1979 and
President since 1993; Nu
Horizons Electronics Corporation,
Director, an electronic component
distributor; Transmedia Network, Inc.,
Director, a company that markets a
charge card offering savings to the
company's card members at participating
restaurants and also provides savings
on the purchase of certain other
products and services; Hirsch
International Corporation, Director,
importer of computerized embroidery
machines, supplies, and developer of
embroidery machine application software
and provider of other value-added
services to the embroidery industry;
TGC Industries, Inc., Director, a
company engaged in the geophysical
services industry; American Country
Holdings Company, Inc., Director, a
property and casualty insurance holding
company with focus on transportation
and hospitality markets; Inmark
Enterprises, Inc., Director, a marketing and sales promotion company.

Omer G. Kropf, 56                            1984          Executive Vice
Executive Vice President of the Company                    President
since August 1985; President and Chief
Executive Officer of Supreme Corporation, a subsidiary of the Company, since
January 19, 1984.

William J. Barrett, 58                       1979          Secretary and
Senior Vice President of Janney                            Assistant Treasurer
Montgomery Scott Inc., investment
bankers, since 1976; Secretary and
Assistant Treasurer of the Company
and a Director since 1979; TGC
Industries, Inc., a Director since 1986, a geophysical services company; and
Director American Country Holdings,
Company, Inc., a property and casualty
insurance company with focus on
transportation and hospitality markets.

Robert W. Wilson, 53                         1990          Executive Vice
Treasurer, Executive Vice President,                       President,
and Chief Financial Officer of the                         Treasurer, and
Company since December 1992; Vice                          Chief Financial
President of Finance of Supreme                            Officer
Corporation since 1988.


ITEM 2.  PROPERTIES.
Set forth below is a brief summary of the properties which are owned or leased by the Registrant as of December 31, 1997.

                                                   Square       Owned or
                                                   Footage       Leased
         Manufacturing of Products
         Goshen, Indiana                           198,556       Leased
         Goshen, Indiana                           158,194       Owned
         Elkhart, Indiana                           31,000       Leased
         Jonestown, Pennsylvania                   123,424       Owned
         Wilson, North Carolina                    113,694       Leased
         Moreno Valley, California                 100,147       Owned
         Cleburne, Texas                            90,126       Owned
         Griffin, Georgia                           83,350       Leased
                                                   898,491

         Manufacturing of Component Parts
         Goshen, Indiana                            57,570       Owned
         Ligonier, Indiana                          18,500       Owned
         La Cieba, Honduras                         35,775       Leased
                                                   111,845

         Distribution
         St. Louis, Missouri                        15,000       Leased
         Houston, Texas                             12,841       Owned
         Denver, Colorado                           12,500       Leased
         Woonsocket, Rhode Island                   10,720       Owned
         San Antonio, Texas                          7,000       Owned
         Louisville, Kentucky                        6,664       Owned
         Apopka, Florida                             5,196       Owned
                                                    69,921

         Total square footage                    1,080,257

     Of the leased properties, approximately 280,000 square feet of buildings and approximately 63 acres of land located in Goshen, Indiana and Griffin, Georgia are leased from a limited partnership controlled by certain members of the Company's Board of Directors. In addition, a 100,000 square foot parking lot is leased from one of the Company's Executive Vice Presidents. Such board members and Executive Vice President are herein referred to as the "Affiliated Lessors."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
     The Company's Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of March 18, 1998 was approximately 415. Due to the number of shares held in nominee or street name, it is likely that there are more than 415 beneficial owners of the Company's Class A Common Stock.

     The Company's Class A Common Stock closed at $11 7/8 on the American Stock Exchange on March 18, 1998 on which date there were 8,850,177 shares of Class A Common Stock outstanding. High and low closing prices of the Class A Common Stock for the two year period ended December 31, 1997 were:

                                      1997                1996
                                 High      Low       High      Low
               1st Quarter      7 1/16   5         8 5/16    6 1/4
               2nd Quarter      8 1/8    6 3/16    7 11/16   6 3/16
               3rd Quarter      9 3/8    8 1/8     7 3/16    5 1/2
               4th Quarter      10 3/4   8 3/8     6         4 1/2


     All of the 1,546,773 outstanding shares of the Company's Class B Common Stock were held by a total of 14 persons as of March 18, 1998. There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

     The Company's credit agreement places certain restrictions on the payment of cash dividends. No cash dividends were paid in 1997 or 1996. The Company paid a 10% stock dividend on December 22, 1995 to shareholders of record as of December 15, 1995. The Company paid two 5% stock dividends during 1997, one on May 19 and one on November 17.


ITEM 6.  SELECTED FINANCIAL DATA.
                                        For the Years Ended December 31,
Consolidated Income Statement
Data:  (in millions, except
per share amounts)
                                  1997      1996      1995      1994      1993
   Net revenue                 $ 198.0   $ 159.9   $ 164.5   $ 137.3   $ 114.4

   Net income                      8.6       5.1       7.2       5.5       4.3

   Net income per share:(1)
      Basic earnings per share     .83       .51       .80       .62       .52

      Diluted earnings per share   .82       .49       .73       .58       .46

Consolidate Balance Sheet Data:
  (in millions)

   Working capital              $ 30.4    $ 23.4    $ 23.1    $ 20.0    $ 13.9

   Total assets                   85.9      68.8      62.4      57.6      45.5

   Long-term debt (excluding
     current maturities)          17.4      16.1      18.0      19.7      13.6

   Stockholders' equity           44.5      35.8      28.8      20.0      14.0

(1) All per share amounts have been restated for all common stock dividends paid.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		 	     CONDITION AND RESULTS OF OPERATIONS.

Comparison of 1997 with 1996
Revenues for 1997 increased 23.8% to $198.0 million from $159.9 million in 1996. Each one of the Company's manufacturing facilities recorded revenue increases over those recorded in 1996. The strongest revenue increases were recorded at the Company's Goshen, Indiana and Jonestown, Pennsylvania manufacturing facilities. Goshen is the Company's largest manufacturing facility and offers the broadest product lines as compared to the other locations that offer primarily dry freight or refrigerated product lines. Pennsylvania's increase can be attributed to the fact it operates in the largest market for the Company's products. Overall sales of the Company's largest product line, dry freight vans, increased 21.3% over 1996. The Company's StarTrans (trademark) line of shuttle and mid-size buses grew 28.2% over 1996. The Company's new product lines (armored trucks, trolley buses and service vans) contributed marginally to sales increases in 1997 and are expected to make a more meaningful contribution in 1998.

The Company's gross profit percentage was relatively unchanged in 1997 when compared to 1996. Both raw material and direct labor costs increased nominally in 1997 when compared to 1996. Overhead expenses declined 1.5% as a percentage of revenues compared to 1996, offsetting the increases in direct labor and materials. The decline in overhead expenses is attributed to the fixed nature of certain expenses in the overhead pool that do not change proportionately when revenues increase as well as favorable variances between 1997 and 1996 in general insurance, workers compensation and group insurance expenses. Start-up and training costs associated with the Company's three new product lines contributed slightly to the increases in direct labor and overhead. All are very labor intensive and also required an additional investment in raw material inventory.

Selling, general and administrative expenses were $17.2 million or 8.7% of revenue compared with $15.4 million or 9.7% of revenue in 1996. The increase in selling, general and administrative expenses of $1.8 million can be directly attributed to the increased revenue of $38.1 million. Employee related costs accounted for approximately 49% of the $1.8 million increase in 1997 as compared to 1996. The percentage decline of 1.0% to 8.7% in 1997 as compared to 9.7% in 1996 is attributed to those items in the selling, general and administrative category that do not change in response to changes in revenues.

Interest expense declined $.1 million to $1.4 million in 1997 from $1.5 million in 1996. This decline resulted from less use of the Company's revolving credit facility during most of 1997 as compared to 1996, the pay-off of $1.0 million in real estate loans during 1997 and the reduction of $1.0 million in a term note. Offsetting theses reductions were a full years interest on the Company's California facility purchased in April 1996.

The Company's effective income tax rate of 39.5% dropped 2.4% from the comparable rate of 41.9% in 1996. The effective tax rate decreased as the result of research and experimentation tax credits in the current year and the fact that approximately 1% of last year's effective tax rate was attributable to the loss experienced at the Honduran subsidiary which generated no tax benefit since the subsidiary is operating in a government free zone.

Comparison of 1996 with 1995
Revenues for 1996 declined 2.8% to $159.9 million from $164.5 million recorded in 1995. The largest decreases occurred at the Company's Goshen manufacturing facilities where truck equipment products declined $4.5 million and shuttle buses declined $3.4 million. The truck equipment decrease was primarily due to less overall industry wide demand. The Company's shuttle bus business was unfavorably effected by delays and reductions in orders from municipal customers. The Company's northeastern and southwestern markets recorded increases of approximately 12% and 11% respectively, which partially offset the decreases experienced elsewhere.

The Company's gross profit percentage declined 1.1% in 1996 to 16.1% from 17.2% in 1995. The Company's raw material costs held constant over the year and improved slightly from 1995 as two price increases implemented during 1995 were in effect for all of 1996. Offsetting the improvement in material costs were increases in both direct labor and overhead costs. Contributing to these increases were costs associated with the numerous projects the Company has undertaken during 1996. Dual rents and the cost of moving to a new manufacturing facility in California increased both labor and overhead. Labor and overhead were incurred in the start-up of three new distribution facilities in Louisville, St. Louis and Denver. Also affecting labor and overhead were the development costs associated with the two new product lines, Pro Fleet Conversions and Freedom One (trademark) paratransit vans.
In addition, there were pre-operating and start-up costs incurred at both the Fiberglass Reinforced Panel (FRP) manufacturing facility and the Honduran hardwood flooring plant while revenues from these facilities won't commence until 1997.

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

Liquidity and Capital Resources
Cash flows from operations and funding under the Company's revolving credit line were adequate to finance operations and provide for capital expenditures during 1997. Cash flows from operating activities were $4.7 million for the year ended December 31, 1997 compared to $7.5 million for the year ended December 31, 1996 and $6.1 million for the year ended December 31, 1995. Net income combined with noncash charges for depreciation and amortization continue to be the main components generating operating cash flows. The Company used operating cash in all three years to finance increased inventory levels. The increase in inventories of $7.2 million in 1997 was directly related to the increase in revenues as well as the introduction of new product lines that use raw material components that the Company did not previously stock. The increase in inventory in 1995 was also revenue related while the increase in 1996 was caused by the need to carry chassis inventory to support the Freedom One (trademark) and Pro Fleet product lines. The increase in accounts receivable in 1997 of $6.7 million was directly related to the increase in revenues. In both 1997 and 1996 the increase in inventories was partially financed by increases in trade accounts payable while in 1995 the Company used operating cash to reduce payables.

The majority of the major investing activities occurred at the Company's Indiana and Pennsylvania manufacturing facilities. In Indiana, a 20,000 sq.ft. paint facility was completed and a new 60,000 sq.ft. truck body plant will also provide additional capacity for the bus product lines as some existing capacity will be freed up as it is going to be consolidated in the new truck plant. The new truck plant became operational in February. Substantial investments were also made in machinery and equipment to improve the Company's operating efficiency. In Pennsylvania, approximately 7 acres and 15,000 sq.ft. of manufacturing capacity adjoining the Company's existing facility was acquired. Pennsylvania also significantly upgraded its paint facility during 1997. In addition, the Company made significant improvements in plant and equipment as well as increasing its capacity at its Georgia, Texas and California manufacturing facilities.

The major financing activity during 1997 was the use of the Company's revolving line of credit. During 1997 the Company paid off approximately $1 million of real estate loans. During 1996 and 1995 cash flows from financing activities were primarily from the revolving line of credit, a $3.2 million industrial revenue bond for the purchase of the California facility in 1996 as well as real estate mortgages related to specific acquisitions. The Company's $14.0 million revolving line of credit increases to $20.0 million from February 1 to June 30. The line of credit was structured in this manner to provide working capital to accommodate the large fleet orders that must be delivered in a very short time frame and to avoid paying commitment fees on the unused portion of the revolver over the balance of the year.

The Company realized proceeds of $.1 million in 1997 from the exercise of stock options in 1997 and $.9 million from the exercise of warrants and stock options in 1996. The Company's warrants and convertible debt have all been converted prior to December 31, 1996.

The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its revolving line of credit will be sufficient to meet the Company's cash needs during 1998.

The Company has determined that most of its existing computer software will be unable to process transactions beyond December 31, 1999. To address this problem, the Company has purchased new software which it believes will mitigate Year 2000 related problems associated with its computer software. In addition, the new software has the ability to provide better operating information on a more timely basis once completely installed. The Company has contracted with a third party to assist in training its personnel to use the new software and to assist in implementation. The Company has begun the process of training appropriate personnel and implementation of the new software is scheduled to begin in the 2nd quarter of 1998.

The Company has not communicated formally with its suppliers or customers regarding the Year 2000, but does not anticipate a disruption of its business as a result of suppliers or customers failing to address the Year 2000 problem.

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials and severe interest rate increases. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.


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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                               Form 10-K
      a.  Documents filed as part of this report:                 Page
          1.  Financial Statements
              Report of Independent Accountants                    A-1
              Consolidated Balance Sheets as of December 31,
                1997, 1996 and 1995                                A-2
              Consolidated Statements of Income for the
                years ended December 31, 1997, 1996 and 1995       A-3
              Consolidated Statements of Stockholders' Equity
                for the years ended December 31, 1997, 1996
                and 1995                                           A-4
              Consolidated Statements of Cash Flows for the
                years ended December 31, 1997, 1996 and 1995       A-5
              Notes to the Consolidated Financial Statements       A-6
                                                              through A-17

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

No report on Form 8-K was filed during the three month period ended December 31, 1997.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Supreme Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supreme Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                            COOPERS & LYBRAND L.L.P.

South Bend, Indiana
January 30, 1998


Supreme Industries, Inc. And Subsidiaries


Consolidated Balance Sheets
as of December 31, 1997 and 1996

              ASSETS
                                                       1997           1996
Current assets:
  Cash and cash equivalents                       $    159,044   $    220,678
  Accounts receivable, net of allowance for
    doubtful accounts of $430,000 in 1997 and 1996  23,188,066     16,556,258
  Refundable income taxes                              371,511          -
  Inventories                                       28,404,786     21,208,707
  Deferred income taxes                                973,657      1,043,066
  Other current assets                                 431,931        423,237
                                                  ------------   ------------
         Total current assets                       53,528,995     39,451,946

Property, plant and equipment, net                  29,560,441     26,429,637

Intangible assets, net                               1,705,385      1,908,694

Other assets                                         1,079,491      1,038,747
                                                  ------------   ------------
         Total assets                             $ 85,874,312   $ 68,829,024
                                                  ------------   ------------
                                                  ------------   ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt            $  2,119,692   $  2,355,955
  Trade accounts payable                            10,433,051      6,778,942
  Accrued wages and benefits                         3,611,691      3,353,291
  Accrued income taxes                               1,098,111        959,240
  Customer deposits                                  2,718,463         38,982
  Other accrued liabilities                          3,184,032      2,522,042
                                                  ------------   ------------
         Total current liabilities                  23,165,040     16,008,452

Long-term debt                                      17,359,703     16,108,780

Deferred income taxes                                  898,825        890,234
                                                  ------------   ------------
         Total liabilities                          41,423,568     33,007,466
                                                  ------------   ------------

Commitments and contingencies (Note I)

Stockholders' equity:
  Preferred Stock, $1 par value; authorized
    1,000,000 shares, none issued

  Class A Common Stock, $.10 par value;
    authorized 20,000,000 shares, issued
    8,855,990 shares in 1997 and 8,012,767
    shares in 1996                                     885,599        801,277
  Class B Common Stock, convertible into Class
    A Common Stock on a one-for-one basis, $.10
    par value; authorized 5,000,000 shares,
    issued 1,546,773 shares in 1997 and 1,402,975
    shares in 1996                                     154,677        140,297
  Additional paid-in capital                        31,743,249     23,901,587
  Retained earnings                                 11,917,755     11,228,933
  Treasury stock, Class A Common Stock, at cost,
    32,232 shares in 1997 and 1996                    (250,536)      (250,536)
                                                  ------------   ------------
         Total stockholders' equity                 44,450,744     35,821,558
                                                  ------------   ------------
         Total liabilities and stockholders'
           equity                                 $ 85,874,312   $ 68,829,024
                                                  ------------   ------------
                                                  ------------   ------------

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. And Subsidiaries


Consolidated Statements Of Income
for the years ended December 31, 1997, 1996 and 1995

                                        1997            1996          1995
     Revenue:
       Net sales                   $ 197,429,917  $ 159,214,622  $ 163,449,175
       Other income                      538,242        661,486      1,001,804
                                   -------------  -------------  -------------
                                     197,968,159    159,876,108    164,450,979
                                   -------------  -------------  -------------

     Costs and expenses:
       Cost of sales                 165,197,662    134,153,108    136,224,658
       Selling, general and
         administrative               17,228,565     15,434,432     14,255,971
       Interest                        1,409,713      1,530,624      1,781,350
                                   -------------  -------------  -------------
                                     183,835,940    151,118,164    152,261,979
                                   -------------  -------------  -------------
          Income before income
            taxes                     14,132,219      8,757,944     12,189,000

     Income taxes                      5,577,000      3,671,000      4,949,000
                                   -------------  -------------  -------------
          Net income               $   8,555,219  $   5,086,944  $   7,240,000
                                   -------------  -------------  -------------
                                   -------------  -------------  -------------

     Earnings per share:
       Basic                                $.83           $.51           $.80
                                            ----           ----           ----
                                            ----           ----           ----

       Diluted                              $.82           $.49           $.73
                                            ----           ----           ----
                                            ----           ----           ----

     Shares used in the computation
       of earnings	per share:
       Basic                          10,359,411      9,977,800      9,023,532

       Diluted                        10,445,872     10,374,793     10,134,235


The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries


Consolidated Statements Of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                      Class A Common Stock      Class B Common Stock      Additional        Retained      Treasury
                       Shares      Amount        Shares      Amount     Paid-In-Capital     Earnings        Stock         Total
Balance, January 1,
  1995               5,714,986   $ 571,499     1,715,150   $ 171,515      $ 10,953,544   $ 8,455,071    $ (156,486)   $ 19,995,143

  Net income             -           -             -           -                 -         7,240,000         -           7,240,000
  Conversion of
    77,268 shares of
    Class B Common
    Stock to Class A
    Common Stock        77,268       7,727       (77,268)     (7,727)            -             -             -               -

  Conversion of
    $1,500,000 face
    amount of 8.6%
    convertible Series
    B notes            316,455      31,645         -           -             1,468,355         -             -           1,500,000

  Exercise of stock
    options             17,400       1,740         -           -                65,998         -             -              67,738

  10% Common Stock
    dividend           612,501      61,250       163,781      16,378         6,423,524    (6,501,152)        -               -

                     ---------   ---------	   ----------   ---------      ------------   -----------    ---------     ------------

Balance, December 31,
  1995               6,738,610     673,861     1,801,663     180,166        18,911,421     9,193,919     (156,486)      28,802,881

  Net income             -           -             -           -                 -         5,086,944        -            5,086,944

  Conversion of
    398,688 shares
    of Class B Common
    Stock to Class A
    Common Stock       398,688      39,869      (398,688)    (39,869)            -             -             -               -
  Conversion of
    $1,134,428 face
    amount of 8.6%
    convertible
    Series B notes     263,262      26,326         -           -             1,108,102         -             -           1,134,428

  Exercise of stock
    options             30,508       3,058         -           -                52,307         -             -              55,365
  Exercise and
    exchange of
    warrants           581,627      58,163         -           -             3,829,757    (3,051,930)        -             835,990
  Acquisition of
    17,100 shares of
    treasury stock       -           -             -           -                 -             -           (94,050)        (94,050)
                     ---------    --------    ----------   ---------        ----------    ----------   -----------      ----------
Balance, December 31,
  1996               8,012,767     801,277     1,402,975     140,297        23,901,587    11,228,933      (250,536)     35,821,558

  Net income             -           -             -           -                 -         8,555,219         -           8,555,219
  Exercise of stock
    options             21,505       2,150         -           -                71,817         -             -              73,967
  5% Common Stock
    dividend - May     400,909      40,091        70,149       7,015         3,338,623    (3,385,729)        -               -
  5% Common Stock
    dividend -
    November           420,809      42,081        73,649       7,365         4,431,222    (4,480,668)        -               -
                     ---------   ---------     ---------   ---------      ------------  ------------    ----------    ------------
Balance, December 31,
  1997               8,855,990   $ 885,599     1,546,773   $ 154,677      $ 31,743,249  $ 11,917,755    $ (250,536)   $ 44,450,744
                     ---------   ---------     ---------   ---------      ------------  ------------    ----------    ------------
                     ---------   ---------     ---------   ---------      ------------  ------------    ----------    ------------

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries


Consolidated Statements Of Cash Flows
for the years ended December 31, 1997, 1996 and 1995

                                          1997          1996          1995
Cash flows from operating activities:
  Net income                          $ 8,555,219   $ 5,086,944   $ 7,240,000
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization     2,581,650     1,963,497     1,772,421
      Amortization of intangibles         203,309       203,310       203,310
      Provision for losses on
        doubtful receivables               54,954       184,273       317,885
      Deferred income taxes                78,000       (26,000)       45,000
      (Gain) loss on sale of
        property, plant and equipment      47,234       (11,403)      (20,852)
      Changes in operating assets and
        liabilities, excluding effects
        of acquisition in 1996:
          Accounts receivable           (6,686,762)    (404,085)     (996,010)
          Inventories                   (7,196,079)    (943,429)     (428,751)
          Other current assets            (380,205)      41,246      (220,504)
          Trade accounts payable         3,654,109      435,176    (1,057,732)
          Other current liabilities      3,738,742    1,018,994      (757,034)
                                         ---------    ---------     ---------
             Net cash provided by
               operating activities      4,650,171    7,548,523     6,097,733
                                         ---------    ---------     ---------

Cash flows from investing activities:
  Acquisition of business                    -         (221,725)        -
  Additions to property, plant and
    equipment                           (5,867,622)  (6,874,667)   (5,849,425)
  Proceeds from sale of property,
    plant and equipment                    107,934       32,347       108,811
  Increase in other assets                 (40,744)    (125,640)      (38,107)
                                         ---------    ---------     ---------
             Net cash (used in)
               investing activities     (5,800,432)  (7,189,685)   (5,778,721)
                                         ---------    ---------     ---------

Cash flows from financing activities:
  Proceeds from revolving line of
    credit and other long-term debt     84,443,759   69,494,785    68,634,487
  Repayments of revolving line of
    credit and other long-term debt    (83,429,099) (70,536,990)  (69,188,217)
  Proceeds from exercise of stock
    options and warrants                    73,967      891,355        67,738
  Acquisition of treasury stock              -          (94,050)        _
                                        ----------   ----------    ----------
             Net cash provided by
               (used in) financing
               activities                1,088,627     (244,900)     (485,992)
                                        ----------   ----------    ----------

Increase (decrease) in cash and cash
  equivalents                              (61,634)     113,938      (166,980)

Cash and cash equivalents, beginning
  of year                                  220,678      106,740       273,720
                                         ---------    ---------     ---------

Cash and cash equivalents, end of year   $ 159,044    $ 220,678     $ 106,740
                                         ---------    ---------     ---------
                                         ---------    ---------     ---------

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest, net of capitalized
        interest in 1996 and 1995      $ 1,500,077  $ 1,517,102   $ 1,777,487
      Income taxes                       5,731,640    2,876,442     5,577,560

Noncash investing and financing
  activities:
    Common Stock dividends               7,866,397        -         6,501,152
    Conversion of convertible notes
      to shares of Class A Common
      Stock                                  -        1,134,428     1,500,000
    Conversion of Class B Common
      Stock to Class A Common Stock          -           39,869         7,727
    Exchange of warrants for Class A
      Common Stock                           -          428,340         -

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

    Supreme Industries, Inc. and its subsidiaries (collectively the "Company") manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company's truck body products include cut-away and dry freight van bodies, refrigerated units, stake bodies and other specialized trucks. The Company also manufactures shuttle buses and trailers. At December 31, 1997, the Company has 15 manufacturing, distribution and supply facilities in the United States and a captive hardwood flooring supply facility in Honduras. The Company's customers are located principally in the United States.

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

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 31, 1997 and 1996, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 1997 and 1996, based upon terms and conditions available to the Company at those dates in comparison to terms and conditions of the long-term debt.

      Inventories - Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

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

      Expenditures for maintenance and repairs are charged to operations as incurred. Maintenance and repair expenses were $2,659,338, $1,972,189 and $1,865,031 for the years ended December 31, 1997, 1996 and 1995, respectively. Betterments and major renewals are capitalized and recorded in the appropriate asset accounts.

      Capitalized Interest - Interest costs capitalized during the construction period of new buildings, machinery and equipment were $199,000 and $200,000 for the years ended December 31, 1996 and 1995, respectively.

      Intangible Assets - Intangible assets consist of goodwill - $3,379,031 and patents - $325,000, and are recorded at cost and shown net of accumulated amortization. Amortization of goodwill is provided using the straight-line method over the estimated benefit period (16 to 25 years), and patents are amortized over seven years using the straight-line method. Accumulated amortization at December 31, 1997 and 1996 was $1,998,646 and $1,795,337, respectively.

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

      Earnings Per Share - The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," retroactively for all periods presented. SFAS No. 128 requires the Company to present "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive securities that were outstanding during the period. The Company's diluted earnings per share is computed as follows:

                                                Years Ended December 31,
                                              1997        1996        1995
            Net income                     $8,555,219  $5,086,944  $7,240,000

            Interest expense reduction,
              net of tax, from assumed
              conversion of convertible
              notes                             -          22,705     130,543
                                           ----------  ----------  ----------

            Net income as adjusted         $8,555,219  $5,109,649  $7,370,543
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

            Weighted average number of
              shares outstanding (used
              in computation of basic
              Earnings Per Share)          10,359,411   9,977,800   9,023,532

            Effect of dilutive
              securities:
                Options and warrants           86,461     284,383     451,967
                Convertible notes               -         112,610     658,736
                                           ----------   ---------   ---------
            Diluted shares outstanding
              (used in computation of
              diluted Earnings Per Share)  10,445,872  10,374,793  10,134,235
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

The computations of the number of common shares used in the determination of both basic and diluted earnings per share give retroactive recognition to the two (2) 5% common stock dividends declared and paid in 1997.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

      New Accounting Pronouncement - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement changes the manner in which public companies report segment information in annual reports and requires companies to report selected segment information in interim financial reports. Companies will be required to report financial and descriptive information about the company's operating segments. The Statement is effective for fiscal years beginning after December 15, 1997, with reclassification of the financial statements for earlier periods required for comparative purposes. In the year of adoption, companies will not be required to disclose interim period information. The Company is reviewing this pronouncement and will implement any changes required at December 31, 1998.


B.  INVENTORIES.

    Inventories consist of the following:

                                                  1997          1996
             Raw materials                   $ 16,896,669  $ 12,076,089
             Work-in-progress                   4,553,082     3,138,668
             Finished goods                     6,955,035     5,993,950
                                             ------------  ------------
                  Total                      $ 28,404,786  $ 21,208,707
                                             ------------  ------------
                                             ------------  ------------


C.  PROPERTY, PLANT AND EQUIPMENT.

    Property, plant and equipment consists of the following:

                                                 1997          1996
             Land and improvements           $ 3,294,309   $ 2,901,754
             Buildings and improvements       12,868,407    10,640,300
             Leasehold improvements            5,966,798     5,582,044
             Machinery and equipment          22,424,580    17,885,392
             Construction in progress          1,529,250     3,666,383
														                              ------------  ------------
                                              46,083,344    40,675,873
                Less, Accumulated depreci-
                  ation and amortization      16,522,903    14,246,236
                                            ------------  ------------
                    Property, plant and
                      equipment, net        $ 29,560,441  $ 26,429,637
                                            ------------  ------------
                                            ------------  ------------

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

D.  LONG-TERM DEBT.

    Long-term debt consists of the following:

                                                 1997         1996
             Revolving line of credit       $ 12,727,823  $  9,104,791

             Term note                         1,333,317     2,333,325

             Obligations under industrial
               development revenue bonds,
               variable rates, with
               maturities in August 2010
               and April 2011,
               collateralized by specific
               real estate                     3,676,723     3,901,122

             Real estate mortgages, fixed
               rates (6.36% to 8.10%), with
               various maturities from May
               1998 to July 2001               1,741,532     3,125,497
                                            ------------  ------------
                    Total                     19,479,395    18,464,735

                      Less, Current
                        maturities             2,119,692     2,355,955
                                            ------------  ------------
                    Long-term debt          $ 17,359,703  $ 16,108,780
                                            ------------  ------------
                                            ------------  ------------

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued.

D.  LONG-TERM DEBT, Concluded.

    The revolving line of credit, term note and a letter of credit facility are part of a master credit agreement (the "Credit Agreement"). All borrowings under the Credit Agreement are unsecured. The Credit Agreement provides for a revolving line of credit of up to $14 million and increasing to $20 million during the period each year from February 1 to June 30. Interest on outstanding borrowings under the revolving line of credit is based on the bank's prime rate or certain basis points above the LIBOR rate depending on the pricing option selected and the Company's leverage ratio, as defined. The weighted average interest rate on borrowings outstanding at December 31, 1997 and 1996 was 7.4% and 7.2%, respectively. The revolving line of credit also requires a commitment fee ranging from 3/16% to 1% per annum depending on the Company's leverage ratio and based upon the annualized average unused portion. All amounts outstanding under the revolving line of credit will be due at maturity, April 30, 1999. The term note provides for monthly payments of $83,333 plus interest through April 1999. Interest on the term note is based on a fixed rate of 6.4%. The Credit Agreement makes letters of credit available up to $5 million.

    Outstanding letters of credit, which reduce availability under the revolving line of credit, aggregated $1.2 million and $1.7 million at December 31, 1997 and 1996, respectively. Under a separate agreement, the Company has an outstanding $3.0 million irrevocable letter of credit in favor of the bond trustee as a credit enhancement for bondholders of one of the industrial development revenue bonds.

    The Credit Agreement contains, among other matters, certain restrictive covenants including maintenance of a minimum consolidated tangible net worth of $22 million plus 50% of cumulative net income of the Company, as defined, after December 31, 1995 ($28.8 million at December 31, 1997), minimum consolidated working capital of $8 million, required financial ratios and restrictions on capital expenditures and dividend payments.

    The Company's cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit. Checks outstanding in excess of bank balances at December 31, 1997 and 1996 aggregated $4,228,000 and $1,905,000, respectively.

    The Company's previously outstanding 8.6% convertible Series B notes were converted into 263,262 shares of Class A Common Stock on May 21, 1996 at a conversion price of $4.31. The subordinated debt was payable to a related party (an entity which already had a direct and beneficial ownership interest in the Company's Common Stock).

    Maturities of long-term debt for each of the next five years are as follows: 1998 - $2,119,692; 1999 - $13,719,785; 2000 - $315,000;
    2001 - $648,195 and 2002 - $233,333.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

E.  RETIREMENT PLAN.

    The Company maintains a defined contribution plan which covers substantially all employees of the Company and its participating subsidiaries who have reached the age of twenty-one years and have completed one year of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match twenty-five percent (fifteen percent prior to December 1, 1997) of employees' contributions up to six percent of the employees' compensation. The Board of Directors may increase or decrease the Company's contribution on a year-by-year basis. Expense related to this plan for the years ended December 31, 1997, 1996 and 1995 was $172,740, $147,762 and $149,249, respectively.


F.  STOCKHOLDERS' EQUITY.

    Preferred Stock
    The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value), of which none has been issued. The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

    Common Stock
    On April 29, 1997, the Board of Directors declared a 5% common stock dividend paid on May 19, 1997, to stockholders of record on May 12, 1997, and on October 29, 1997, the Board of Directors declared a 5% common stock dividend paid on November 17, 1997, to stockholders of record on November 10, 1997. All per share data have been adjusted to reflect the stock dividends on a retroactive basis.

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

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

F.  STOCKHOLDERS' EQUITY, Continued.

    Stock Options
    During 1992, the Company adopted a 1992 Stock Option Plan (the "1992 Plan") under which 363,825 (adjusted for all subsequent stock dividends) shares of Class A Common Stock were reserved for grant. Under the terms of the 1992 Plan, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. No options may be exercised during the first year after the date of grant. Options are exercisable cumulatively in three installments of 33 1/3% each year thereafter. Options granted under the 1992 Plan expire five years after the date of grant.

    The following table summarizes stock option activity:

                                                 Number         Exercise
                                                of Shares        Price*
           Outstanding, January 1, 1995          214,037     $1.03 to $4.95
               Exercised                         (21,100)         3.21
                                                --------
           Outstanding, December 31, 1995        192,937          3.43
               Granted                            55,119          6.46
               Exercised                         (33,714)         1.64
                                                --------
           Outstanding, December 31, 1996        214,342          4.49
               Granted                             2,205          6.58
               Exercised                         (23,042)         3.21
               Expired or canceled                (5,842)         5.20
                                                --------
           Outstanding, December 31, 1997        187,663          4.65
                                                --------
                                                --------

           * 	The exercise prices presented for 1997 and 1996 represent the weighted-average exercise prices in accordance with Statement of Financial Accounting Standards No. 123. Amounts for 1995 represent the range of exercise prices in accordance with Accounting Principles Board Opinion No. 25.


    As of December 31, 1997, 122,542 shares were reserved for the granting of future stock options, compared to 118,905 shares at December 31, 1996.

    Options outstanding at December 31, 1997 are exercisable at prices ranging from $2.04 to $6.58 and have a weighted-average remaining contractual life of 1.6 years. Information about stock options outstanding and exercisable at December 31, 1997 is as follows:

                         Options Outstanding            Options Exercisable
                  Number      Weighted -               Number
                Outstanding     Average   Weighted -  Exercisable   Weighted -
                    At         Remaining   Average        At          Average
  Range of      December 31,  Contractual  Exercise   December 31,    Exercise
Exercise Price     1997           Life      Price        1997          Price
$2.04 - $4.43     114,354      .73 years     $3.73       114,354       $3.73
$4.44 - $6.58      73,309     2.97 years      6.09        35,828        5.69
                  -------                                -------
                  187,663                                150,182
                  -------                                -------
                  -------                                -------

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

F.  STOCKHOLDERS' EQUITY, Concluded.

    At December 31, 1996 and 1995 there were exercisable options outstanding to purchase 153,170 and 130,653 shares at a weighted-average exercise price of $3.76 and $3.21, respectively.

    The weighted-average grant-date fair values of options granted during the years ended December 31, 1997 and 1996 were $2.48 and $2.41, respectively.

    Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been:

                                                1997          1996
             Pro forma net income            $8,538,715    $5,077,656
             Pro forma earnings per share:
                  Basic                             .82           .51
                  Diluted                           .82           .49

    The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                1997          1996
             Risk free interest rate               6.5%          6.3%
             Expected life                      5 years       5 years
             Expected volatility                  28.4%         28.4%
             Expected dividends                    -             -


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

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

G.  INCOME TAXES.

    Income taxes consist of the following:

                                      1997         1996         1995
            Federal:
              Current             $ 4,441,000  $ 3,051,000  $ 3,953,000
              Deferred                 63,000      (21,000)      37,000
                                  -----------  -----------  -----------
                                    4,504,000    3,030,000    3,990,000
                                  -----------  -----------  -----------
            State:
              Current               1,058,000      646,000      951,000
              Deferred                 15,000       (5,000)       8,000
                                  -----------  -----------  -----------
                                    1,073,000      641,000      959,000
                                  -----------  -----------  -----------
                  Total           $ 5,577,000  $ 3,671,000  $ 4,949,000
                                  -----------  -----------  -----------
                                  -----------  -----------  -----------

    The components of the net deferred tax asset and the net deferred tax liability were as follows:

                                                   1997         1996
        Current deferred tax asset:
          Accounts reveivable                  $  (148,983) $   166,099
          Inventories                              230,577      220,134
          Accrued liabilities                      840,035      641,527
          Other                                     52,028       15,306
                                               -----------  -----------
              Deferred tax asset               $   973,657  $ 1,043,066
                                               -----------  -----------
                                               -----------  -----------

        Long-term deferred tax liability:
          Depreciation                         $   900,605  $   838,650
          Other                                     (1,780)      51,584
                                               -----------  -----------
              Deferred tax liability           $   898,825  $   890,234
                                               -----------  -----------
                                               -----------  -----------

    A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate (35% in 1997, 34% in 1996 and 35% in 1995) to income before income taxes is as follows:

                                      1997         1996         1995
       Income taxes at statutory
         rate                     $ 4,946,300  $ 2,977,700  $ 4,266,200
       State income taxes, net
         of federal benefit           697,500      423,100      623,300
       Amortization of goodwill        36,900       35,800       36,900
       Loss of Honduran subsidiary
         (operating in government
         free zone) with no tax
         benefit                        -           98,000        -
       Other                         (103,700)     136,400       22,600
                                  -----------  -----------  -----------
              Total               $ 5,577,000  $ 3,671,000  $ 4,949,000
                                  -----------  -----------  -----------
                                  -----------  -----------  -----------

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

H.  ACQUISITIONS.

    On February 28, 1996, the Company acquired the business operations and operating assets, including the Freedom One (trademark) brand name, of SD Enterprises, Inc., an Elkhart, Indiana company that converts minivans for use by wheelchair-bound drivers and passengers. The cash purchase price of $221,725 approximated the fair value of the acquired assets. This acquisition was accounted for as purchase, and the net assets and results of operations have been included in the Company's consolidated financial statements from the acquisition date. Pro forma financial information has not been presented as it is not materially different from the Company's historical results.


I.  COMMITMENTS AND CONTINGENCIES.
    Lease Commitments
    The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates through May 2002. Certain of the lease agreements are with related parties for which related party rent expense was $478,162 for each of the years ended December 31, 1997, 1996 and 1995.

    The rent expense under all operating leases aggregated $1,004,762, $1,139,210 and $1,027,606 for the years ended December 31, 1997, 1996 and
    1995, respectively.

    At December 31, 1997, future minimum annual rental payments under noncancelable operating leases aggregated $2,151,000, and are payable as follows: 1998 - $977,000; 1999 - $765,000; 2000 - $353,000;
    2001 - $43,000; 2002 - $13,000.

    Obligation To Purchase Consigned Inventories
    The Company obtains vehicle chassis for its truck, bus and specialized vehicle products directly from the chassis manufacturer under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer's agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company's various production facilities under the conditions that the Company will store such chassis and will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within 90 days of delivery to the Company, the Company is required to pay a finance charge on the chassis. At December 31, 1997 and 1996, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated $28.2 million and $20.6 million, respectively. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Supreme Industries, Inc. And Subsidiaries
Notes To Consolidated Financial Statements, Concluded


I.  COMMITMENTS AND CONTINGENCIES, Concluded.

    Self-Insurance
    The Company is self-insured for a portion of product liability ($100,000 per occurrence with an annual aggregate of $500,000), certain employee health beneifts ($75,000 annually per employee with an aggregate of approximately $2,000,000) and workers' compensation in certain states ($250,000 per occurrence with an annual aggregate of approximately $3,500,000). The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

    Other
    The Company is subject to various investigations, claims and legal proceedings covering a wide ragne of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has estiblished accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and or amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or resluts of operation of the Company.

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

South Bend, Indiana
January 30, 1998

                                     S-1

                   SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                            Column B     Column C
                           Balance At     Charged                   Column E
 Column A                  Beginning     To Costs     Column D     Balance At
Description                Of Period   And Expenses  Deductions  End of Period
Year Ended December 31,
  1997:
    Reserves and
      allowances deducted
      from asset accounts:

        Allowance for
          doubtful
          receivables:     $ 555,000     $ 55,000   $ 55,000 (1) $ 555,000 (2)

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

(1)  Uncollectible accounts written off, net of recoveries.
(2) Reflected in the consolidated balance sheet as follows: deducted from accounts receivable - $430,000 and deducted from other receivables included in other assets - $125,000.

                                       S-2

                                SIGNATURES

Pursuant to the requirements of the Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                           SUPREME INDUSTRIES, INC.

Date: March 30, 1998                       By: /s/Herbert M. Gardner
                                               Herbert M. Gardner, Chairman
                                               of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/Herbert M. Gardner       Chairman of the Board            March 30, 1998
Herbert M. Gardner            and President (Principal
                              Executive Officer)

/s/Omer G. Kropf            Executive Vice President         March 30, 1998
Omer G. Kropf                 and Director

/s/William J. Barrett       Secretary, Assistant             March 30, 1998
William J. Barrett            Treasurer and Director

/s/Robert W. Wilson         Executive Vice President         March 30, 1998
Robert W. Wilson              Treasurer, Chief Financial
                              Officer and Director
                              (Principal Financial and
                              Accounting Officer)

/s/Robert J. Campbell       Director                         March 30, 1998
Robert J. Campbell

/s/Thomas Cantwell          Director                         March 30, 1998
Thomas Cantwell

/s/Rice M. Tilley, Jr.      Assistant Secretary              March 30, 1998
Rice M. Tilley, Jr.

/s/H. Douglas Schrock       Director                         March 30, 1998
H. Douglas Schrock

/s/Rick L. Horn             Director                         March 30, 1998
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
         Company filed with the Secretary of State of Delaware on May 29, 1996 filed as exhibit 3.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

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

4.2	     First Amendment to Credit Agreement dated April 25, 1994 filed as exhibit 4.2 to the Company's annual report on form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

4.3	     Second Amendment to Credit Agreement dated April 25, 1994 filed as exhibit 4.3 to the Company's annual report on form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.1	    The Company's 1992 Stock Option Plan, filed as Exhibit 10.7 to the
         Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.2	    Form of Stock Option grant agreement used to evidence options granted under the Company's 1992 Stock Option Plan, filed as
         Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.3	    Inventory Loan and Security Agreement dated October 12, 1988, among
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

10.16	   Employment Contract dated to be effective January 1, 1998, between
         Supreme Corporation and Robert W. Wilson.

21.1	    Subsidiaries of the Company.

23.1	    Consent of Independent Accountants.


Exhibit 10.16

                              Employment Contract
                              Supreme Corporation
                               (Robert W. Wilson)

     This Contract is entered into between Supreme Corporation, a Texas corporation (hereafter called "Company"), and Robert W. Wilson (hereafter called "Employee").

     Company is engaged in the business of manufacturing and selling specialized truck bodies. Company desires to obtain the services of Employee as one of its key executives, and Employee is willing and able to perform in that capacity.

     Accordingly, in consideration of the mutual covenants herein contained, the parties to this Contract agree as follows:

     1. Employment. Company hereby employs Employee, and Employee hereby accepts such employment from Company, pursuant to those provisions herein contained.

     2. Term of Employment. Subject to the provisions for termination hereafter provided, the term of this Contract shall be for a term beginning on January 1, 1998, and ending on December 31, 2000.

     3. Duties of Employee. Employee is employed as Vice President-Finance, Treasurer, and Assistant Secretary of Company. It is understood and agreed that Employee is subject to the direction and control of Company's Board of Directors, as required by the Texas Business Corporation Act, and as a result Employee shall, if required by Company's Board of Directors during the term of this Contract, serve in any other executive capacity considering his experience and performance record to date with Company. Employee shall devote substantially all of his time, attention, best efforts, and energy to the business of Company, and may not, during the term of this Contract, be engaged in any other material business activities which interfere with his ability to carry out his obligations hereunder. However, such restriction shall not be construed as preventing Employee from making investments in (non-competitive) business enterprises so long as Employee will not be required to render personal services to any such business enterprises during Employee's normal business hours with Company.

    4. Compensation. To the extent Employee continues to comply with all of the provisions of this Contract (including the covenants referenced in paragraph 8 below and contained in Exhibits "A" and "B" attached hereto):

    a. Base Salary. Company shall pay to Employee a minimum base salary of $110,000 per year payable $9,166.66 per month (from which federal withholding and social security taxes will be deducted) in the same manner as monthly salary payments are paid to other key executives of Company; and

    b. Pre-Tax Bonus. It is anticipated that at the end of each calendar year, approval of the Board of Directors will be requested by the President of the Company for distribution from the Company's Bonus Payment Plan, the amount of which will be dependent upon the operating results of the Company for that year. In such event (and assuming approval by the Board of Directors of the portion of the bonus recommended to be distributed to Employee), Employee shall be entitled to receive, in addition to the base salary referred to above, a pre-tax bonus in the amount so approved by the Board of Directors.

     c. Increases. The Board of Directors of Company may, at any time, elect to increase Employee's base salary and/or pre-tax bonus above the amounts referred to in subparagraphs "a" and "b" above.

     5. Fringe Benefits. During the period that Employee continues to comply with all of the provisions of this Contract, Employee shall receive the following fringe benefits:

     a. Business Expenses. Employee may incur reasonable expenses, as determined by Company's President, in connection with the promotion of Company's business including expenses for entertainment, travel, and similar items. Company agrees to reimburse Employee for all such reasonable expenses upon the presentation by Employee, from time to time as required by Company, of an itemized account of such expenditures; provided, however, Employee shall not expend any sums in excess of those amounts permitted by the Internal Revenue Code of 1986, as amended, without prior written approval from Company's President;

     b. Medical Benefits. Employee may receive the same rights as have been given to Company's employees of like stature and caliber as to group hospitalization, accident, and major medical benefits for himself and the members of his family, except that Employee shall be under the same obligation to pay his pro-rata portion of such benefits as all other of Company's employees in the event he desires to receive such benefits;

     c. Paid Vacation. Each calendar year (or proportion thereof), Employee may take a vacation of four (4) weeks during which time his compensation shall be paid in full;

     d. Automobile. Company shall provide an automobile for Employee's use in connection with the services to be rendered by Employee to Company. Company shall pay or reimburse Employee for maintenance and repair expenses of the automobile upon submission of vouchers or itemized lists of such expenses prepared in compliance with Company's policy. For so long as Company owns (or leases) the automobile, Company shall insure the automobile with the same automobile insurance company coverage that is provided for executive officers of Company. Company agrees that Employee shall be designated as an additional insured on any Company provided policy providing liability insurance coverage. In the event the automobile is damaged or destroyed by reason of accident, theft, vandalism, or otherwise, Employee will not have any liability to Company for any such loss or damage (including out-of-pocket deductibles); and

     e. Other Benefits. No provision of this Contract shall preclude Employee from participating in any fringe benefit plan now in effect or hereafter adopted by Company, but Company shall be under no obligation to provide for his participation in, or to institute, any such plan or to make any contribution under any such plan, unless such opportunities are provided to all Company employees as a group, or to all of Company's senior officers as a group.

     6. Key-Man Insurance. Company may, at any time during the term of this Contract, apply for and procure as owner, and for its sole benefit, life insurance on Employee's life in such amounts and in such forms as Company may select. Employee hereby acknowledges the fact that he will have no interest whatsoever in any such insurance policy. However, Employee agrees that he shall, at Company's request, submit to such medical examinations, supply such information, and execute such documents as may be requested by the insuring companies.

     7.  Termination of Employment.

     a.  By Company.

     1) Date of Termination. Company may at any time terminate this Contract, in which event Employee shall leave the premises on such date (the "Date of Termination") as is specified by Company in the notice of termination (which date can be as early as the date of such notice).

     2) For Cause. If such termination is "for cause," Company will have no obligation to pay to Employee any compensation or fringe benefits following the Date of Termination. For purposes of the preceding sentence, the phrase "for cause" will be deemed to mean:

     a) absence from Company's offices, physical or mental illness, or any other reason, for any successive period of forty-five (45) days, or for a total period of ninety (90) days in any one of Company's fiscal years (except that any vacation periods, travel on Company business, or leaves of absence specifically granted by Company's Board of Directors shall not be considered as periods of absence from employment);

     b) Employee's commission of an act of gross negligence in the performance of his duties or obligations hereunder;

     c) Employee's commission of any act of fraud, malfeasance, disloyalty, or breach of trust against the Company, or Employee fails to observe any covenant referenced in paragraph 8 below or contained in Exhibits "A" or "B" hereto;

     d) Employee's refusal, or substantial inability, to perform the duties assigned in good faith to him pursuant to paragraph 3 hereof;

     e) Employee dies or gives affirmative indication, in the opinion of a majority of Company's Board of Directors, that he no longer intends to abide by the terms of this Contract; or

     f) Employee is guilty of acts of moral turpitude or dishonesty in Company's affairs, gross insubordination or the equivalent, or Employee violates, or fails to comply with, any of the provisions of this Contract.

     3) Not For Cause. If such termination is based on any reason other than "for cause," Company shall be obligated to pay to Employee his base salary during the remainder of the term of this Contract (on a monthly basis at the same rate as payable immediately before the Date of Termination). In addition, within ninety (90) days after the end of the calendar year during which occurred the event triggering such Date of Termination, Company shall pay to Employee his Proportionate Share of the pre-tax bonus referred to in paragraph 4.b. above. For this purpose, Employee's "Proportionate Share" will be a fraction the numerator of which is the number of days in such calendar year ending with such Date of Termination and the denominator of which is the total number of days in such calendar year.

     a) Included within the definition of a termination of Employee other than "for cause" will be a "Change in Control of Company." For purposes of this Contract, the term "Change in Control of Company" will mean a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control will be deemed to have occurred if (Y) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Company or any "person" who on the date hereof is a director or officer of Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Company representing 25% or more of the combined voting power of Company's then outstanding securities, or (Z) during any period of two consecutive calendar years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Company cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

     b) Company shall transfer the title (free and clear of any liens or other encumbrances) to any automobile then owned (or leased) for use by, or otherwise provided to, Employee upon the payment of One Dollar ($1.00) to Company by Employee.

     c) Employee shall not be required to mitigate the amount of any payment provided for in this subparagraph 3) by seeking other employment or otherwise, nor shall the amount of any payment provided for in this subparagraph 3) be reduced by any compensation earned by Employee as the result of self-employment or employment by another employer.

     b. By Employee. If such termination is caused by Employee for any reason, Company will have no obligation to pay to Employee any compensation or fringe benefits following the Date of Termination.

     8. Disclosure of Confidential Information; Covenant Not To Compete. Company possesses secret and confidential equipment, techniques, processes, procedures, technical data and information, and customer lists used or intended for utilization in its operations of which Employee has obtained or may obtain knowledge, and Company would suffer serious harm if this
confidential information were disclosed or if Employee	 used this information
to compete against Company. Further, Employee in the performance of services hereunder may develop or conceive new and additional inventions and improvements with respect to such matters. Accordingly, Employee hereby agrees that simultaneously with the execution of this Contract he shall execute and deliver to Company and thereafter abide by the terms of a "Confidentiality Agreement and Covenant Not to Compete" and "Disclosure and Invention Agreement," copies of each of which are attached hereto respectively as Exhibits "A" and "B" and incorporated herein by reference.

     9. Remedies. Employee agrees that in the event of his breach of his covenants and agreements contained or referenced in this Contract, Company shall be entitled to obtain injunctive or similar relief from a court of competent jurisdiction. The covenants contained in Exhibits "A" and "B" hereof shall be construed as agreements independent of any other agreements between Company and Employee, and the existence of any claim or cause of action of Employee against Company, whether predicated on this Contract or otherwise, shall not constitute a defense to the enforcement by Company of those conveyances. Company shall be entitled to reasonable attorneys' fees and related legal costs in the event of a breach, or attempted breach, of such covenants by the Employee. The remedies of Company and Employee under this Contract are cumulative and will not exclude any other remedies to which any party may be entitled hereunder, including a right of offset, whether at law or inequity.

     10. Notices. All notices allowed or required to be given hereunder must be in writing and dispatched by United States certified mail, return receipt requested, to the address of the party entitled to such notice shown at the end of this Contract. Either party hereto may change the address to which any such notice is to be addressed by giving notice in writing to the other party of such change. Any time limitation provided for in this Contract shall commence with the date that the party actually receives such written notice, and the date or postmark of any return receipt indicating the date of delivery of such notice to the addressee shall be conclusive evidence of such receipt. In addition to the parties hereto, copies of all notices should be sent to:

        Mr. Herbert M. Gardner
        26 Broadway, Eighth Floor
        New York, NY  10004

        Mr. Omer G. Kropf
        16500 County Road 38
        Goshen, IN  46528

        Law, Snakard & Gambill
        500 Throckmorton Street, Suite 3200
        Fort Worth, TX  76102
        Attn:  Rice M. Tilley, Jr., Esq.

     11. Assignment. Neither Employee nor anyone claiming under him may commute, encumber, or dispose of the right to receive benefits hereunder.
Such right to receive benefits hereunder is expressly declared to be non-assignable and non-transferable by Employee, and in the event of any attempted assignment or transfer, Company shall have no further liability hereunder; provided, however, the foregoing shall not apply to assignments by operation of law, such as to a guardian or to an executor of Employee's estate.

     12. Waiver. The waiver by Company of Employee's breach of any provision hereof shall not operate or be construed as a waiver of any subsequent breach by Employee.

     13. Binding Effect. This Contract shall be binding upon the parties hereto and their heirs, successors, executors, administrators, personal representatives, and except as provided in paragraph 11, assigns.

     14. Survival of Provisions. All provisions of this Contract, including all representations, warranties, covenants, and agreements contained or referenced herein, will survive the execution and delivery hereof and any investigation of the parties with respect thereto. The provisions of paragraphs 8 and 9, and Exhibits "A" and "B," will survive the termination or amendment of this Contract.

     15. Validity. If any provision of this Contract is held by a court of law to be illegal or unenforceable, the remaining provisions of the Contract will remain in full force and effect. In lieu of such illegal or unenforceable provision, there shall be added automatically as a part of this Contract a provision as similar in terms to such illegal or unenforceable provision as may be possible and be legal and enforceable.

     16. Amendments. This Contract may be amended at any time and from time to time in whole or in part by an instrument in writing setting forth the particulars of such amendment and duly executed by Company and the Employee.

     17. Duplicate Originals. This Contract has been executed in duplicate originals, each of which for all purposes is to be deemed an original, and all of which constitute, collectively, one agreement; but in making proof of this Contract, it will not be necessary to produce or account for more than one such duplicate.

     18. Captions. The captions or section headings of this Contract are provided for convenience and shall not limit or affect the interpretation of this Contract.

     19. Governing Law. This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of Indiana, without reference to its laws governing conflicts of law. Each party hereby irrevocably agrees that any legal action or proceedings with respect to this Agreement may be brought in the courts of the State of Indiana, or in any United States District Court of Indiana, and, by its execution and delivery of this Agreement, each party hereby irrevocably submits to each such jurisdiction and hereby irrevocably waives any and all objections which it may have as to venue in any of the above courts. Each party further consents and agrees that any process or notice of motion or other application to either of said Courts or any judge thereof, or any notice in connection with any proceedings hereunder, may be served inside or outside the State of Indiana by registered or certified mail, return receipt requested, postage prepaid, and be effective as of the receipt thereof, or in such other manner as may be permissible under the rules of said Courts.

     20. Complete Understanding. This Contract constitutes the complete understanding between the parties hereto, except as otherwise expressly provided or referenced herein, with respect to the employment of Employee. This Contract supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.

Signed to be effective January 1, 1998.

COMPANY:                                       EMPLOYEE:

         SUPREME CORPORATION


         By: /s/ Omer G. Kropf                 /s/ Robert W. Wilson
                 Omer G. Kropf                     Robert W. Wilson
                 President                         64803 Cobbler Cove
                 16500 County Rd. 38               Goshen, IN  46526
                 P.O. Box 463
                 Goshen, IN  46528

                               Exhibit "A"
                                   to
                           Employment Contract

                      Confidentiality Agreement and
                         Covenant Not To Compete

     Robert W. Wilson (hereafter called "Employee") has entered into an Employment Contract with Supreme Corporation, a Texas corporation (hereafter called "Company"), which is in the business of manufacturing and selling specialized truck bodies.

     By signing this Agreement, Employee acknowledges his understanding of the following:

     A. All companies have information, generally not known outside the company, called "confidential information." All companies must conduct their businesses through their employees, and consequently many employees must have access to confidential information. At times the employee himself may generate confidential information as a part of his job;

     B. The phrase "confidential information" as used in this Agreement includes information known as, referred to, or considered to be, trade secrets, and comprises, without limitation, any technical, economic, financial marketing, computer program, computer software, computer data (regardless of the medium on which they are stored), computer source and object programs or codes, job operating control language procedures, data entry utility programs, sorts, and miscellaneous utilities, disk record layouts, flow charts, data entry input forms, operations and installation instructions, report samples, data files, printouts, or other information about the Company or its business which is not common knowledge among competitors or other companies who might like to possess such confidential information or might find it useful. Some examples of confidential information include customer lists, price lists, items in research or development, methods of manufacture, scientific studies or analyses, details of training methods, new products or new uses for old products, refining technology, merchandising and selling techniques, contracts, and licenses, purchasing, accounting, long-range planning, financial plans and results, computer programs and operating manuals, computer source codes, and any other information affecting or relating to the business of the Companay, its manner of operation, its plans or processes. This list is merely illustrative and the confidential information covered by this Agreement is not limited to such illustrations; and

     C. Company's confidential information, including information referred to as, known as, or considered to be, trade secrets, represents the most important, valuable, and unique aspect of Company's business, and it would be seriously damaged if Employee breached the position of confidential trust in which Company has placed him by disclosing such confidential information to others or by departing and taking with him the aforesaid unique information compiled over a period of time for the purpose of himself competing against Company or disclosing such information to Company's competitors, now existing or hereafter formed.

     Accordingly, in consideration of ONE DOLLAR paid to Employee by Company, the receipt and sufficiency of which are hereby acknowledged, and Company's agreement to employ him, Employee agrees as follows (which will constitute an agreement ancillary to Employee's Employment Contract with Company):

     1.	 Confidential information, including information referred to as, known as, or considered to be, trade secrets, is proprietary to Company. Employee agrees to hold such information in strictest confidence, and not to make use thereof except in performance of duties under the Employment Contract. Whether during or after his employment with Company, Employee may not disclose to others (excepting Company officers or employees having a need to know who have also signed a written agreement expressly binding themselves not to use or disclose it) any confidential information originated, known to, or acquired by Employee while employed by Company. Employee further agrees during such period not to remove from the premises any of Company's records or other written or tangible materials, including without limitation computer programs and floppy disks (whether prepared by Employee or others) containing any confidential information, except as required for Employee to properly perform his duties as an employee of the Company. Exceptions to these restrictions may be made only by means of Company's permission given in writing signed by the Chairman of the Board of Directors of Company's parent, Supreme Industries, Inc., pursuant to an affirmative approval by a majority of Supreme Industries, Inc.'s Board of Directors granting permission to disclose.

     2.	 During a period of two (2) years following the cessation of
Employee's employment with Company, Employee covenants that Employee, either individually or in any capacity, including without limitation, as an agent, consultant, officer, shareholder, or employee of any business enterprises or person with which he may become associated or in which Employee may have a direct or indirect interest, shall not, directly or indirectly for himself or on behalf of any other person or business entity, engage in any business venture or other undertaking which is directly or indirectly competitive with the business or operations of Company (and/or any of its subsidiaries) as generally conducted at, or prior to, the cessation of Employee's employment with Company. Without limiting the generality of the foregoing, Employee shall not (i) so compete with the Company or its subsidiaries, (ii) be employed by, (iii) be an affiliate (as defined by Securities and Exchange Commission Rule 405 under the Securities Act of 1933), (iv) perform any services for, or (v) have an equity or ownership interest in, any person, firm, partnership, joint venture, or corporation that so competes, directly or indirectly, with the Company or any of its subsidiaries. Futher, Employee will not solicit for employment or advise or recommend to any other person that such person employ, or solicit for employment, any employee of the Company or any of its subsidiaries who was an employee at, or prior to, the cessation of Employee's employment with Company. The foregoing covenant not to compete shall be limited to a territory consisting of those states in which the Company had manufacturing facilities as of the time of cessation of Employee's employment with Company. If for any reason any court of competent jurisdiction finds these covenants to be unreasonable in duration or geographic scope, the prohibitions herein contained shall be restricted to such time and geographic areas as such court determines to be reasonable and enforceable. However, the restrictions stated above will not apply if Company liquidates or if Employee becomes employed by a company (or its affiliate) which acquires (in a voluntary transaction) the stock or business assets of Company.

     3.	 Employee understands and agrees that his violation of any of the provisions of this Agreement will constitute irreparable injury to Company immediately authorizing it to enjoin Employee or the business enterprise with which he may have become associated from further violations, in addition to all other rights and remedies which Company may have under law and equity, including recovery of damages from Employee and a right of offset.

     4. Each party shall be entitled to receive from the other party reimbursement of attorney's fees and related legal costs to the extent incurred in connection with the successful enforcement or defense, as the case may be, of the terms and conditions hereof.

     5.	 The waiver by Company of Employee's breach of any provision hereof shall not operate or be construed as a waiver of any subsequent breach by Employee. This Agreement shall be binding upon the parties hereto and their heirs, successors, executors, administrators, personal representatives, and assigns. Employee may not assign to any person his covenants, obligations and duties hereunder. All provisions of this Agreement shall survive the termination or amendment of Employee's Employment Contract.

     6.	 If any provision of this Agreement is held by a court of law to be illegal or unenforceable, the remaining provisions of the Agreement shall remain in full force and effect. In lieu of such illegal or unenforceable provision, there shall be added automatically as a part of this Agreement a provision as similar in terms to such illegal or unenforceable provision as may be possible and be legal and enforceable.

     7.	 This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of Indiana, without reference to its laws governing conflicts of law. Each party hereby irrevocably agrees that any legal action or proceedings with respect to this Agreement may be brought in the courts of the State of Indiana, or in any United States District Court of Indiana, and, by its execution and delivery of this Agreement, each party hereby irrevocably submits to each such jurisdiction and hereby irrevocably waives any and all objections which it may have as to venue in any of the above courts. Each party further consents and agrees that any process or notice of motion or other application to either of said Courts or any judge thereof, or any notice in connection with any proceedings hereunder, may be served inside or outside the State of Indiana by registered or certified mail, return receipt requested, postage prepaid, and be effective as of the receipt thereof, or in such other manner as may be permissible under the rules of said Courts.

     Signed to be effective January 1, 1998.

                                               /s/ Robert W. Wilson
                                                      Robert W. Wilson
                                                      64803 Cobbler Cove
                                                      Goshen, IN  46526

ACCEPTED:

        SUPREME CORPORATION

        By: 	/s/ Omer G. Kropf
                 Omer G. Kropf
                 16500 County Rd. 38
                 P.O. Box 463
                 Goshen, IN  46528

                                  Exhibit "B"
                                       to
                              Employment Contract

                        Disclosure and Invention Agreement

     Robert W. Wilson (hereafter called "Employee") has entered into an Employment Contract with Supreme Corporation, a Texas corporation (hereafter called "Company"), which is in the business of manufacturing and selling specialized truck bodies.

     In consideration of TEN DOLLARS ($10.00) paid to Employee by Company, the receipt and sufficiency of which are hereby acknowledged, and Company's agreement to employ him pursuant to an Employment Contract (to which this Exhibit "B" is attached) between Company and Employee the provisions of which are herein fully incorporated by reference for all purposes, Employee agrees as follows:

     1.	 Employee shall communicate to Company promptly and fully all ideas and the expressions thereof, conceptions, improvements, discoveries, methods, techniques, processes, adaptations, creations, and inventions (whether patentable or copyrightable or not) conceived or made by Employee (whether solely by Employee or jointly with others) ("Ideas") from the time of entering Company's employment until one year after Employee's employment is terminated for any reason, or Employee resigns or retires for any reason, (a) which involve or pertain to, directly or indirectly, the business, assets, activities, computers or computer programs, or investigations of Company as existed at or prior to the cessation of Employee's employment by Company, or
(b) which result from or are suggested by any work which Employee or other employees or independent contractors perform for or on behalf of Company, in whole or in part, as existed at or prior to the cessation of Employee's employment by Company.

     2.	 Employee shall assist Company during and subsequent to Employee's employment in every proper way (solely at Company's expense) to obtain patents and/or copyrights for its own benefit in any or all countries of the world, and to sign all proper papers, patent applications, assignments, and other documents necessary for this purpose, it being understood that such Ideas will remain the sole and exclusive property of Company, and shall not be disclosed to any person, nor used by Employee, except as expressly permitted herein.

     3.	 Written records of Employee's Ideas in the form of notebook records, sketches, drawings or reports, will remain the property of and be available to Company at all times.

     4.	 Employee represents that Employee has no agreements with or obligations to others in conflict with the foregoing.

     5.	 Employee understands that this Agreement may not be modified or released except in writing signed by all members of the Company's Board of Directors.

     6.	 Employee understands and agrees that his violation of any of the provisions of this Agreement will constitute irreparable injury to Company immediately authorizing it to enjoin Employee or the business enterprise with which he may have become associated from further violations, in addition to all other rights and remedies which Company may have at law and equity, including recovery of damages from Employee and a right of offset. Each party shall be entitled to recover from the other party reimbursement of attorney's fees and related legal costs to the extent incurred in connection with the successful enforcement or defense, as the case may be, of the terms of conditions hereof.

     7.	 This Agreement shall be binding upon the parties hereto and their respective heirs, successors, executors, administrators, personal representatives, and assigns. Employee may not assign his covenants, duties, or obligations hereunder to any other person. The waiver by Company of Employee's breach of any provision hereof shall not operate or be construed as a waiver of any subsequent breach by Employee.

     8. If any provision of this Agreement is held by a court of law to be illegal or unenforceable, the remaining provisions of the Agreement shall remain in full force and effect. In lieu of such illegal or unenforceable provision, there shall be added automatically as a part of this Agreement a provision as similar in terms to such illegal or unenforceable provision as may be possible and be legal and enforceable.

     9.	 This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of Indiana, without reference to its laws governing conflicts of law. Each party hereby irrevocably agrees that any legal action or proceedings with respect to this Agreement may be brought in the courts of the State of Indiana, or in any United States District Court of Indiana, and, by its execution and delivery of this Agreement, each party hereby irrevocably waives any and all objections which it may have as to venue in any of the above courts. Each party further consents and agrees that any process or notice of motion or other application to either of said Courts or any judge thereof or any notice in connection with any proceedings hereunder, may be served inside or outside the State of Indiana by registered or certified mail, return receipt requested, postage prepaid, and be effective as of the receipt thereof, or in such other manner as may be permissible under the rules of said Courts.

Signed to be effective January 1, 1998.

                                               /s/ Robert W. Wilson
                                                       Robert W. Wilson
                                                       64803 Cobbler Cove
                                                       Goshen, IN  46526
ACCEPTED:
             SUPREME CORPORATION

             By:	/s/ Omer G. Kropf
                          Omer G. Kropf
                          16500 County Rd. 38
                          P.O. Box 463
                          Goshen, IN  46528

Exhibit 21.1

Subsidiaries of the Company
  Supreme Corporation
  Supreme Corporation of Texas, a Texas Corporation
  Supreme Truck Bodies of California, Inc., a California Corporation Supreme Mid-Atlantic Corporation, a Texas Corporation
  Supreme/Murphy Truck Bodies, Inc., a North Carolina Corporation
  Atlantic Sales Corporation, a Texas Corporation
  Atlantic Wood Products, S.A.
  PA Land Holding Corp., a Texas Corporation
  SC Freedom One, Inc.
  SC Tower Structural Laminating, Inc.

Exhibit 23.1

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-8 (File No. 33-64047) and on Form S-3 (File Nos. 33-59586; 33-49488 and 33-59343) and
in the related Prospectus of our reports dated January 30, 1998, on our audits of the consolidated financial statements and financial statement schedule of Supreme Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which reports are included in this Annual Report on Form 10-K.

                                             COOPERS & LYBRAND L.L.P.

South Bend, Indiana
March 27, 1998