Form 10-Q
period 1998-03-31
SUPREME INDUSTRIES INC
filed 1998-05-11
CIK 350846

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1998
                               OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (219) 642-3070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock ($.10 Par Value)       Outstanding at May 7, 1998
               Class A                           8,862,772
               Class B                           1,546,773

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


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9 & 10



PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                       11

          Signatures                                             12

          Index to Exhibits                                      13


                        Part I. Financial Information
                        Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets


                                            March 31,        December 31,
                                              1998              1997
                                         ---------------   ---------------
Assets                                     (Unaudited)

Current assets:
  Cash and cash equivalents.............        $136,217          $159,044
  Accounts receivable, net..............      26,398,781        23,188,066
  Inventories...........................      32,871,072        28,404,786
  Deferred income taxes.................         973,657           973,657
  Other current assets..................         725,719           803,442
                                         ---------------   ---------------

       Total current assets.............      61,105,446        53,528,995
                                         ---------------   ---------------


Property, plant and equipment, at cost..      47,791,974        46,083,344
       Less, Accumulated depreciation
         and amortization...............      17,037,526        16,522,903
                                         ---------------   ---------------
       Property, plant and equipment,
         net............................      30,754,448        29,560,441


Intangible assets, net..................       1,654,558         1,705,385
Other assets............................       1,056,446         1,079,491
                                         ---------------   ---------------

       Total assets.....................     $94,570,898       $85,874,312
                                         ===============   ===============

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded


                                              March 31,       December 31,
                                                1998              1997
                                          ---------------   ---------------
Liabilities and Stockholders' Equity        (Unaudited)

Current liabilities:
  Current maturities of long-term debt...      $2,232,633        $2,119,692
  Trade accounts payable.................      11,753,599        10,433,051
  Accrued income taxes...................       2,634,275         1,098,111
  Other accrued liabilities..............       6,708,318         9,514,186
                                          ---------------   ---------------
       Total current liabilities.........      23,328,825        23,165,040

Long-term debt...........................      23,406,122        17,359,703

Deferred income taxes....................         898,825           898,825
                                          ---------------   ---------------
       Total liabilities.................      47,633,772        41,423,568
                                          ---------------   ---------------


Stockholders' equity:
  Class A Common Stock, $.10 par value...         888,746           885,599
  Class B Common Stock, convertible into
    Class A Common Stock on a one-for-one
    basis, $.10 par value................         154,677           154,677
  Additional paid-in capital.............      31,838,751        31,743,249
  Retained earnings......................      14,305,488        11,917,755
  Treasury stock, at cost................        (250,536)         (250,536)
                                          ---------------   ---------------
       Total stockholders' equity........      46,937,126        44,450,744
                                          ---------------   ---------------
       Total liabilities and
         stockholders' equity............     $94,570,898       $85,874,312
                                          ===============   ===============

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                                                   Three Months End
                                                       March 31,
                                          ----------------   ---------------
                                                1998              1997
                                          ----------------   ---------------
Revenues.................................      $55,493,345       $44,173,303

Costs and expenses:
  Cost of sales..........................       46,120,374        37,036,681
  Selling, general and administrative....        4,946,225         3,949,378
  Interest...............................          417,013           349,845
                                          ----------------   ---------------
                                                51,483,612        41,335,904
                                          ----------------   ---------------
       Income before income taxes........        4,009,733         2,837,399

Income taxes.............................        1,622,000         1,152,000
                                          ----------------   ---------------
       Net income........................       $2,387,733        $1,685,399
                                          ================   ===============


Earnings per share:
       Basic.............................             $.23              $.16
       Diluted...........................              .23               .16


Shares used in the computation of
  earnings per share:
       Basic.............................       10,383,073        10,348,553
       Diluted...........................       10,476,055        10,467,754

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                     Three Months End
                                                         March 31,
                                             --------------- ---------------
                                                  1998            1997
                                             --------------- ---------------
Cash flows from operating activities:
  Net income................................      $2,387,733      $1,685,399
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization.........         732,620         706,649
      Loss on disposal of equipment.........          84,087           7,518
      Changes in operating assets and
        liabilities.........................      (7,548,434)     (5,251,184)
                                             --------------- ---------------
    Net cash (used in) operating activities.      (4,343,994)     (2,851,618)
                                             --------------- ---------------
Cash flows from investing activities:
  Additions to property, plant and
    equipment...............................      (2,068,787)     (1,027,814)
  Proceeds from disposal of property, plant
    and equipment...........................         108,900          36,950
  (Increase) decrease in other assets.......          23,045         (10,762)
                                             --------------- ---------------
    Net cash (used in) investing activities.      (1,936,842)     (1,001,626)
                                             --------------- ---------------
Cash flows from financing activities:
  Proceeds from revolving line of credit
    and other long-term debt................      25,405,232      17,221,848
  Repayments of revolving line of credit and
    other long-term debt....................     (19,245,872)    (13,615,655)
  Proceeds from exercise of stock options
    and warrants............................          98,649          31,144
                                             --------------- ---------------
    Net cash provided by financing
      activities............................       6,258,009       3,637,337
                                             --------------- ---------------
Decrease in cash and cash equivalents.......         (22,827)       (215,907)
Cash and cash equivalents, beginning of
  period....................................         159,044         220,678
                                             --------------- ---------------
Cash and cash equivalents, end of period....        $136,217          $4,771
                                             =============== ===============

The accompanying notes are a part of the consolidated financial statements.


SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 31, 1997 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:

                                    March 31,          December 31,
                                      1998                 1997
                                ---------------       --------------
   Raw materials............... $    18,878,339       $   16,896,669
   Work-in-progress............       4,553,082            4,553,082
   Finished goods..............       9,439,651            6,955,035
                                ---------------       --------------
                                $    32,871,072       $   28,404,786
                                ===============       ==============

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method and bills of materials. The Company has historically had favorable and unfavorable adjustments in the third and fourth quarters resulting from the annual physical inventories. The Company is continuing to refine its costing procedures for valuation of interim inventories in an effort to minimize the annual book to physical inventory adjustments.


NOTE C - INCOME TAXES

The effective income tax rate for the three months ended March 31, 1998 was 40.5% compared to 40.6% for the three months ended March 31, 1997.


NOTE D - EARNINGS PER SHARE

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

                                             Three Months Ended March 31,
                                                  1998          1997
                                                  ----          ----

     Net Income                                  $2,388        $1,685
                                                 ------        ------

     Weighted average number of shares
       outstanding (used in computation
       of basic earnings per share)              10,383        10,349

     Effect of dilutive securities:
          Options and warrants                       93           119
                                                 ------        ------
     Diluted shares outstanding (used
       in computation of diluted
       earnings per share)                       10,476        10,468
                                                 ======        ======

The computations of the number of common shares used in the determination of 1997 basic and diluted earnings per share give retroactive recognition to the two (2) 5% common stock dividends declared and paid in 1997.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the quarter ended March 31, 1998 increased $11,320,042 to $55,493,345 from $44,173,303 for the quarter ended March 31, 1997. Net income increased $702,334 to $2,387,733 for the quarter ended March 31, 1998 from $1,685,399 for the quarter ended March 31, 1997. Both basic and diluted earnings per share advanced $.07 to $.23 for the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997. Basic and diluted earnings per share for 1997 have been adjusted for the two (2) 5% common stock dividends declared and paid in 1997.

The Company experienced growth in all of its product lines. The most significant increases were in the Company's dry freight, refrigerated and bus product lines. The Company's new product lines, armored trucks, trolley cars and mid size buses and Spartan Service Vans accounted for 7.9% of the Company's revenue growth in the first quarter. The Company also experienced considerable growth in each of the geographical areas it serves.

The Company's gross profit percentage increased .7% to 16.9% for the quarter ended March 31, 1998 from 16.2% for the quarter ended March 31, 1997. Both direct labor and overhead expenses as a percentage of revenues declined slightly when compared to the comparable amounts a year ago while material cost rose slightly.

Selling, general and administrative expenses were 8.9% of revenues for both the quarter ended March 31, 1998 and March 31, 1997. The actual dollar increase of $996,847 is attributed to the increase in revenues.

Interest expense increased $67,168 for the quarter ended March 31, 1998 to $417,013 from $349,845 for the quarter ended March 31, 1997. The increase is attributable to higher borrowings under the Company's revolving line of credit to finance the increased levels of accounts receivable and inventories resulting from the increase in revenues.


Liquidity and Capital Resources

Funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the quarter ended March 31, 1998. Net income was the most significant component of operating cash flow followed by depreciation and amortization. Increases in both accounts receivable and inventories were the most significant uses of operating cash flows during the period. The significant increase in revenues was responsible for the increase in both receivables and inventory.


The major investing activities during the quarter were the capacity expansions at the Company's Goshen, Indiana; Jonestown, Pennsylvania; and Griffin, Georgia facilities. They are all complete and in operation and add 15 to 20% additional capacity above what was available in 1997.

The principal financing activity during the quarter was the use of the Company's revolving credit agreement to finance operations and capital expenditures. The Company had $3.3 million available under its revolving credit agreement at March 31, 1998.

The Company anticipates the cash flow from operations and amounts available under its revolving line of credit will be sufficient to meet the Company's cash needs during 1998.

The Company is in the process of implementing new computer software that will allow it to process transactions in the year 2000 and beyond as well as provide better operating information timely once completely installed. The Company has established an implementation team and provided them with the training and resources necessary to have all Company facilities year 2000 compliant well in advance of December 31, 1999.

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

               Exhibit 27 - Financial Data Schedule

            b) Reports on Form 8-K:  None


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUPREME INDUSTRIES, INC.

DATE: May 11, 1998                        BY: /s/ROBERT W. WILSON
                                          Robert W. Wilson
                                          Executive Vice President,
                                          Treasurer, Chief Financial Officer
                                          and Director (Principal Financial
                                          and Accounting Officer)

                                          (Signing on behalf of the
                                          Registrant and as Principal
                                          Financial Officer.)


                          SUPREME INDUSTRIES, INC.
                                 FORM 10-Q

                             INDEX TO EXHIBITS



                                                           Sequential
 Number Assigned                                        Numbering System
in Regulation S-K                                          Page Number
    Item 601              Description of Exhibit           of Exhibit
-----------------         ----------------------        ----------------
      (2)                 No exhibit.

      (3)                 No exhibit.

      (4)                 No exhibit.

     (10)                 No exhibit.

     (15)                 No exhibit.

     (18)                 No exhibit.

     (19)                 No exhibit.

     (22)                 No exhibit.

     (23)                 No exhibit.

     (24)                 No exhibit.

     (27)                 Financial data schedule.

     (99)                 No exhibit.
