Form 10-Q
period 1998-06-30
SUPREME INDUSTRIES INC
filed 1998-08-14
CIK 350846

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1998
                                  OR
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock ($.10 Par Value)       Outstanding at August 6, 1998
            Class A                           9,381,772
            Class B                           1,624,102

The index to Exhibits is at page 14 in the sequential numbering system. Total number of pages: 14.

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


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     9, 10 & 11



PART II.      OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                       12


     Item 6.  Exhibits and Reports on Form 8-K                       12

              Signatures                                             13

              Index to Exhibits                                      14


                      Part I. Financial Information
                      Item 1. Financial Statements


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets


                                               June 30,      December 31,
                                                 1998            1997
                                           --------------- ---------------

Assets                                       (Unaudited)

Current assets:
  Cash and cash equivalents...............        $196,829        $159,044
  Accounts receivable, net................      25,524,659      23,188,066
  Inventories.............................      30,128,247      28,404,786
  Deferred income taxes...................         973,657         973,657
  Other current assets....................         401,384         803,442
                                           --------------- ---------------
       Total current assets...............      57,224,776      53,528,995
                                           --------------- ---------------


Property, plant and equipment, at cost....      49,003,504      46,083,344
       Less, Accumulated depreciation and
         amortization.....................      17,691,739      16,522,903
                                           --------------- ---------------
       Property, plant and equipment,
         net..............................      31,311,765      29,560,441


Intangible assets, net....................       1,603,731       1,705,385
Other assets..............................       1,040,027       1,079,491
                                           --------------- ---------------

       Total assets.......................     $91,180,299     $85,874,312
                                           =============== ===============

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded


                                                June 30,      December 31,
                                                  1998            1997
                                            --------------- ---------------

Liabilities and Stockholders' Equity          (Unaudited)

Current liabilities:
  Current maturities of long-term debt....       $2,124,609      $2,119,692
  Trade accounts payable..................        8,549,961      10,433,051
  Accrued income taxes....................        1,034,905       1,098,111
  Other accrued liabilities...............        6,834,130       9,514,186
                                            --------------- ---------------
       Total current liabilities..........       18,543,605      23,165,040

Long-term debt............................       21,294,241      17,359,703

Deferred income taxes.....................          898,825         898,825
                                            --------------- ---------------
       Total liabilities..................       40,736,671      41,423,568
                                            --------------- ---------------


Stockholders' equity:
  Class A Common Stock, $.10 par value....          938,589         885,599
  Class B Common Stock, convertible into
    Class A Common Stock on a one-for-one
    basis, $.10 par value.................          162,410         154,677
  Additional paid-in capital..............       39,716,642      31,743,249
  Retained earnings.......................       10,062,473      11,917,755
  Treasury stock, at cost.................         (436,486)       (250,536)
                                            --------------- ---------------
       Total stockholders' equity.........       50,443,628      44,450,744
                                            --------------- ---------------
       Total liabilities and stockholders'
         equity...........................      $91,180,299     $85,874,312
                                            =============== ===============

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)


                              Three Months Ended         Six Months Ended
                                  June 30,                   June 30,
                          -----------  -----------  ------------  ------------
                              1998         1997         1998          1997
                          -----------  -----------  ------------  ------------
Revenues................  $61,322,192  $56,275,903  $116,815,537  $100,449,206

Costs and expenses:
  Cost of sales.........   49,605,633   45,879,498    95,726,007    82,916,179
  Selling, general and
    administrative......    5,289,083    4,469,788    10,235,308     8,419,166
  Interest..............      489,426      413,380       906,439       763,225
                          -----------  -----------  ------------  ------------
                           55,384,142   50,762,666   106,867,754    92,098,570
                          -----------  -----------  ------------  ------------
     Income before
       income taxes.....    5,938,050    5,513,237     9,947,783     8,350,636

Income taxes............    2,447,000    2,182,000     4,069,000     3,334,000
                          -----------  -----------  ------------  ------------
     Net income.........   $3,491,050   $3,331,237    $5,878,783    $5,016,636
                          ===========  ===========  ============  ============


Earnings per share:
     Basic..............         $.32         $.31          $.54          $.46
     Diluted............          .32          .30           .53           .46


Shares used in the
  computation of
  earnings per share:
     Basic..............   10,941,092   10,876,156    10,916,928    10,874,321
     Diluted............   11,024,729   10,951,528    11,011,597    10,942,833

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                     Six Months Ended
                                                         June 30,
                                             --------------- ---------------
                                                   1998            1997
                                             --------------- ---------------
Cash flows from operating activities:
  Net income..............................        $5,878,783      $5,016,636
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization.......         1,467,972       1,399,695
      Loss on disposal of equipment.......            84,087          11,094
      Changes in operating assets and
        liabilities.......................        (8,284,348)     (4,826,360)
                                             --------------- ---------------
       Net cash provided by (used in)
         operating activities.............          (853,506)      1,601,065
                                             --------------- ---------------

Cash flows from investing activities:
  Additions to property, plant and
    equipment.............................        (3,310,629)     (1,965,013)
  Proceeds from disposal of property,
    plant and equipment...................           108,900          53,150
  (Increase) decrease in other assets.....            39,464          (8,858)
                                             --------------- ---------------
       Net cash (used in) investing
         activities.......................        (3,162,265)     (1,920,721)
                                             --------------- ---------------

Cash flows from financing activities:
  Proceeds from revolving line of credit
    and other long-term debt..............        50,996,113      40,163,003
  Repayments of revolving line of credit
    and other long-term debt..............       (47,056,658)    (39,906,108)
  Proceeds from exercise of stock
    options...............................           114,101          50,609
                                             --------------- ---------------
       Net cash provided by financing
         activities.......................         4,053,556         307,504
                                             --------------- ---------------
Increase (decrease) in cash and cash
  equivalents.............................            37,785         (12,152)
Cash and cash equivalents, beginning of
  period..................................           159,044         220,678
                                             --------------- ---------------
Cash and cash equivalents, end of period..          $196,829        $208,526
                                             =============== ===============

Noncash investing and financing
  activities:
    Common Stock dividends................        $7,734,065      $3,385,720
    Class A Common Stock exchanged in
      exercise of stock options (12,843
      shares).............................           185,950           ---


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


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:

                                    June 30,           December 31,
                                      1998                 1997
                                ---------------      ---------------
     Raw materials...........      $ 17,332,087         $ 16,896,669
     Work-in-progress........         4,588,421            4,553,082
     Finished goods..........         8,207,739            6,955,035
                                ---------------      ---------------
                                   $ 30,128,247         $ 28,404,786
                                ===============      ===============

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


NOTE C - DEBT

On June 23, 1998 the Company signed an amendment to it's revolving credit agreement that increased it's borrowing availability to $18,000,000 from $14,000,000 for the period July 1 through January 31 and to $25,000,000 from $20,000,000 for the period February 1 through June 30. The amendment also provides for the Company to reduce it's interest rate and commitment fee based on it's leverage ratio, as defined by the bank. The amendment requires that working capital not fall below $10,000,000 ($38.7 million at June 30, 1998) and tangible capital funds not be less than $30,000,000 plus an amount equal to 50% of cumulative net income ($48.8 million at June 30, 1998). The amendment also deleted the covenants restricting dividend payments and limiting capital expenditures. The term of the credit agreement has been extended through April 30, 2001. The Company had $3.3 million available under its revolving credit agreement on June 30, 1998.


NOTE D - STOCK DIVIDEND

On May 12, 1998, the Board of Directors declared a 5% common stock dividend payable on June 1, 1998, to shareholders of record on May 25, 1998.


NOTE E - EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," retroactively for all periods presented. SFAS No. 128 requires the Company to present "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by reflecting potential dilution from the exercise of outstanding stock options. All share and per share data have been adjusted to reflect the stock dividends declared and paid in 1998 and 1997.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the quarter ended June 30, 1998 increased $5.0 million to $61.3 million from $56.3 for the quarter ended June 30, 1997. Revenue for the six months ended June 30, 1998 increased $16.4 million to $116.8 million from $100.4 million for the six months ended June 30, 1997. Basic earnings per share were $.32 cents for the quarter ended June 30, 1998 compared to $.31 cents for the comparable prior year quarter. Diluted earnings per share were $.32 cents for the quarter ended June 30, 1998 compared to $.30 cents for comparable prior year quarter. Basic earnings per share increased $.08 cents to $.54 cents from $.46 cents for the six months ended June 30, 1998 while diluted earnings per share increased $.07 cents to $.53 cents from the comparable prior year period. Basic and diluted earnings per share for all periods presented have been adjusted for the common stock dividends declared and paid in 1998 and 1997.

The Company continues to experience growth in all of it's product lines with the most significant gains coming from its dry freight, insulated and bus products. The Company's new product lines, trolley cars, armored trucks and Spartan service vans, accounted for 5.4% of the Company's revenue during the six months ended June 30, 1998. The armored truck growth is being hampered by a chassis shortage caused by increased demand for Allison heavy duty transmissions.

The Company's gross profit percentage increased .6% to 19.1% from 18.5% for the three months ended June 30, 1998 and .6% to 18.0% from 17.4% for the six months ended June 30, 1998 when compared to the comparable prior year periods. The Company's raw material and direct labor costs were relatively unchanged as a percentage of revenues when compared to the comparable prior year periods. The improvement in gross profit for both the quarter and six months ended June 30, 1998 is attributed to fixed expenses in the overhead pool that do not increase when revenues increase.

Selling, general and administrative expense were 8.6% and 8.8% for the quarter and six months ended June 30, 1998 respectively compared to 7.9% and 8.4% for the prior year comparable periods.

Interest expense was .8% of revenues for the quarter ended June 30, 1998 compared to .7% for the quarter ended June 30, 1997 and .8% of revenues for the six months ended June 30, 1998 and June 30, 1997. The increase of $76,046 in the quarter ended June 30, 1998 and $143,214 for the six months ended June 30, 1998 is attributed to increased pool chassis interest combined with higher borrowings under the Company's revolving credit line to finance the increase in inventories and accounts receivable resulting from the increase in revenues in 1998.


The effective income tax rate for the three and six months ended June 30, 1998 was 41.2% and 40.9%, respectively, compared to 39.6% and 39.9% for the three and six months ended June 30, 1997. The lower effective tax rate in 1997 was principally attributable to research and experimentation tax credits.


Liquidity and Capital Resources

Funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the six months ended June 30, 1998. Net income of $5.9 million and depreciation and amortization of $1.5 million were the most significant components of operating cash flow. Increases in both inventories and accounts receivable were the most significant uses of operating cash flows during the six months ended June 30, 1998.

The Company invested $3.3 million in property, plant and equipment during the first six months of 1998. Major capacity additions were completed in Goshen, Indiana; Jonestown, Pennsylvania; and Griffin, Georgia. These additions increased the Company's capacity by approximately 20% over that available in 1997.

As discussed in Note C of the Notes to Consolidated Financial Statements, on June 23, 1998 the Company amended its credit agreement.

The Company anticipates that cash flows from operations and amounts available under it's revolving line of credit will be sufficient to meet the Company's cash needs during the remaining part of 1998 and for the next twelve months.

The Company is in the process of implementing new computer software that will allow it to process transactions in the year 2000 and beyond as well as provide better operating information more timely once completely installed. The Company has established an implementation team and provided them with the training and resources necessary to have all Company facilities year 2000 compliant well in advance of December 31, 1999.


This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials and severe interest rate increases. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.


                      PART II.   OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Supreme Industries, Inc.'s annual meeting of stockholders was held on May 12, 1998. Below is a summary of matters voted upon at that meeting.

          a) The following individuals were elected Directors by the holders of the Company's Class A Common Stock by a vote of 7,386,579 to 25,737 with no abstentions:

                                Rice M. Tilley, Jr.
                                Rick L. Horn

              H. Douglas Schrock was elected Director by the holders	of the
              Company's Class A Common Stock by a vote of 7,385,909 to 26,407 with no abstentions.

              The following individuals were elected Directors by the holders of the Company's Class B Common Stock by a vote of 1,546,773 to 0 with no abstentions:

                               	William J. Barrett
                                Robert J. Campbell
                                Thomas Cantwell
                                Herbert M. Gardner
                                Omer G. Kropf
                                Robert W. Wilson

          b) PricewaterhouseCoopers LLP was ratified as the Company's independent auditors by a vote of 7,379,686 to 21,300 with 11,330 abstaining.


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


                                            SUPREME INDUSTRIES, INC.

DATE: August 13, 1998                       BY: /s/ROBERT W. WILSON
                                            Robert W. Wilson
                                            Executive Vice President,
                                            Treasurer, Chief Financial Officer
                                            and Director (Principal Financial
                                            and Accounting Officer)

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