Form 10-Q
period 1998-09-30
SUPREME INDUSTRIES INC
filed 1998-11-16
CIK 350846

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1998
                               OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)              Outstanding at November 9, 1998
          Class A                                     9,351,018
          Class B                                     1,607,937

The index to Exhibits is at page 15 in the sequential numbering system. Total number of pages: 15.


                         SUPREME INDUSTRIES, INC.

                                CONTENTS

                                                             Page No.

 PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Consolidated Balance Sheets                         3 & 4

           Consolidated Statements of Income                       5

           Consolidated Statements of Cash Flows                   6

           Notes to Consolidated Financial Statements          7 & 8


   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of                 9, 10,
           Operations                                        11 & 12



 PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                       13

           Signatures                                             14

           Index to Exhibits                                      15


                      Part I. Financial Information
                      Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                            September 30,   December 31,
                                               1998            1997
                                            -------------   ------------
Assets                                       (Unaudited)

Current assets:
   Cash and cash equivalents..............       $158,941       $159,044
   Accounts receivable, net...............     24,516,717     23,188,066
   Inventories............................     28,605,095     28,404,786
   Deferred income taxes..................        973,657        973,657
   Other current assets...................        642,233        803,442
                                             ------------   ------------
      Total current assets................     54,896,643     53,528,995
                                             ------------   ------------

Property, plant and equipment, at cost....     50,245,561     46,083,344
      Less, Accumulated depreciation and
        amortization......................     18,380,847     16,522,903
                                             ------------   ------------
      Property, plant and equipment, net..     31,864,714     29,560,441


Intangible assets, net....................      1,552,903      1,705,385
Other assets..............................      1,023,608      1,079,491
                                             ------------   ------------
      Total assets........................    $89,337,868    $85,874,312
                                             ============   ============

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

                                            September 30,   December 31,
                                               1998            1997
                                            -------------   ------------
Liabilities and Stockholders' Equity         (Unaudited)

Current liabilities:
   Current maturities of long-term debt....    $2,509,508     $2,119,692
   Trade accounts payable..................     7,542,513     10,433,051
   Accrued income taxes....................       743,162      1,098,111
   Other accrued liabilities...............     7,943,499      9,514,186
                                             ------------   ------------
      Total current liabilities............    18,738,682     23,165,040

Long-term debt.............................    17,557,769     17,359,703

Deferred income taxes......................       898,825        898,825
                                             ------------   ------------
      Total liabilities....................    37,195,276     41,423,568


Stockholders' equity.......................    52,142,592     44,450,744
                                             ------------   ------------
      Total liabilities and stockholders'
        equity.............................   $89,337,868    $85,874,312
                                             ============   ============

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                            Three Months Ended           Nine Months Ended
                               September 30,                September 30,
                         -------------------------  --------------------------
                            1998           1997          1998           1997
                         ------------ ------------  ------------  ------------
Revenues................. $51,406,038  $45,691,254  $168,221,575  $146,140,460

Costs and expenses:
   Cost of sales.........  43,165,665   38,648,059   138,891,672   121,564,238
   Selling, general
     and administrative..   4,907,523    3,909,345    15,142,831    12,328,511
   Interest..............     397,766      299,194     1,304,205     1,062,419
                         ------------ ------------  ------------  ------------
                           48,470,954   42,856,598   155,338,708   134,955,168
                         ------------ ------------  ------------  ------------
      Income before
        income taxes.....   2,935,084    2,834,656    12,882,867    11,185,292

Income taxes.............   1,222,000    1,134,000     5,291,000     4,468,000
                         ------------ ------------  ------------  ------------
      Net income.........  $1,713,084   $1,700,656    $7,591,867    $6,717,292
                         ============ ============  ============  ============


Earnings per share:
      Basic..............       $.15          $.14          $.66          $.58
      Diluted............        .15           .14           .66           .58


Shares used in the
  computation of earnings
  per share:
      Basic.............. 11,511,629    11,526,128    11,478,217    11,511,598
      Diluted............ 11,562,073    11,528,040    11,556,819    11,525,165

The accompanying notes are a part of the consolidated financial statements.


Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                Nine Months Ended
                                                  September 30,
                                         -------------------------------
                                               1998            1997
                                         --------------- ---------------
Cash flows from operating activities:
   Net income...........................      $7,591,867      $6,717,292
   Adjustments to reconcile net income
     to net cash used in operating
     activities:
        Depreciation and amortization...       2,225,910       2,092,984
        Loss on disposal of equipment...          86,998          11,679
        Changes in operating assets and
          liabilities...................      (6,183,925)     (2,402,057)
                                         --------------- ---------------
      Net cash provided by operating
        activities......................       3,720,850       6,419,898
                                         --------------- ---------------

Cash flows from investing activities:
   Additions to property, plant and
     equipment..........................      (4,574,599)     (3,268,554)
   Proceeds from disposal of property,
     plant and equipment................         109,900          53,150
   (Increase) decrease in other assets..          55,883          (6,952)
                                         --------------- ---------------
      Net cash (used in) investing
        activities......................      (4,408,816)     (3,222,356)
                                         --------------- ---------------

Cash flows from financing activities:
   Proceeds from revolving line of
     credit and other long-term debt....      77,312,374      58,559,938
   Repayments of revolving line of
     credit and other long-term debt....     (76,724,492)    (61,802,447)
   Proceeds from exercise of stock
     options............................         114,101          50,609
   Acquisition of treasury stock........         (14,120)            ---
                                         --------------- ---------------
      Net cash provided by (used in)
        financing activities............         687,863      (3,191,900)
                                         --------------- ---------------
Increase (decrease) in cash and cash
  equivalents...........................            (103)          5,642
Cash and cash equivalents, beginning of
  period................................         159,044         220,678
                                         --------------- ---------------
Cash and cash equivalents, end of
  period................................        $158,941        $226,320
                                         =============== ===============

Noncash investing and financing
  activities:
     Common Stock dividends.............     $11,947,665      $7,866,397
     Class A Common Stock exchanged in
       exercise of stock options
       (12,843 shares)..................         185,950             ---

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


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:

                                  September 30,        December 31,
                                      1998                 1997
                                  -------------        ------------

     Raw materials..............   $ 16,743,214        $ 16,896,669
     Work-in-progress...........      4,656,134           4,553,082
     Finished goods.............      7,205,747           6,955,035
                                  -------------        ------------
                                   $ 28,605,095        $ 28,404,786
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


NOTE C - DEBT

On June 23, 1998 the Company signed an amendment to it's revolving credit agreement that increased it's borrowing availability to $18,000,000 from $14,000,000 for the period July 1 through January 31 and to $25,000,000 from $20,000,000 for the period February 1 through June 30. The amendment also provides for the Company to reduce it's interest rate and commitment fee based on it's leverage ratio, as defined by the bank. The amendment requires that working capital not fall below $10,000,000 ($36.2 million at September 30, 1998) and tangible capital funds not be less than $30,000,000 plus an amount equal to 50% of cumulative net income ($50.6 million at September 30, 1998). The amendment also deleted the covenants restricting dividend payments and limiting capital expenditures. The term of the credit agreement has been extended through April 30, 2001. The Company had $11.5 million available under its revolving credit agreement on September 30, 1998.


On September 30, 1998 the Company borrowed $7,000,000 repayable in equal monthly principal payments of $116,667 through September 30, 2003. The terms and conditions of the loan are subject to the Credit Agreement dated
April 25, 1994, and as amended by the fourth amendment to the Credit Agreement dated September 30, 1998. The Company also entered into an interest rate swap agreement that fixes the interest rate at 6.705% over the term of the loan.


NOTE D - STOCK DIVIDEND

On May 12, 1998, the Board of Directors declared a 5% common stock dividend payable on June 1, 1998, to shareholders of record on May 25, 1998. On November 3, 1998, the Board of Directors declared a 5% common stock dividend to shareholders of record as of November 13, 1998 payable on November 20, 1998. All share and per share data have been adjusted to reflect these stock dividends on a retroactive basis.


NOTE E - STOCK REPURCHASE PROGRAM

On September 2, 1998 the Board of Directors authorized the Company to repurchase up to 500,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions through the close of business on February 26, 1999.


NOTE F - EARNINGS PER SHARE

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
RESULTS OF OPERATIONS.

Results of Operations

Revenues for the quarter ended September 30, 1998 increased $5.7 million to $51.4 million while revenues for the nine months ended September 30, 1998 increased $22.1 million to $168.2 million. This compares to $45.7 million for the quarter and $146.1 million for the nine months ended September 30, 1997. Both basic and diluted earnings per share were $.15 for the quarter ended September 30, 1998 compared to $.14 for the quarter ended September 30, 1997 while for the nine months ended September 30, 1998 both basic and diluted earnings per share were $.66 compared to $.58 for the comparable prior year period. Basic and diluted earnings per share for all periods presented have been adjusted for the common stock dividends declared and paid in 1998 and 1997. Each of the Company's product lines contributed to the increased revenues for both the quarter and nine months ended September 30, 1998. In addition each of the Company's manufacturing facilities experienced revenue growth for both the quarter and nine months ended September 30, 1998. The Company's new product lines, trolley cars, armored trucks and Spartan service van were responsible for approximately 6% of the Company's revenue growth for the nine months ended September 30, 1998.

The Company's gross profit percentage improved .6% for both the quarter and nine months ended September 30, 1998 to 16.0% from 15.4% for the quarter and to 17.4% from 16.8% for the nine months ended September 30, 1998. Slight decreases in material costs, labor and overhead were responsible for the improvement in gross profit.


Selling, general and administrative expenses as a percentage of revenues were 9.5% for the quarter ended September 30, 1998 and 9.0% for the nine months ended September 30, 1998. The comparable prior year percentages were 8.6% for the quarter and 8.4% for the nine months ended September 30, 1997. Contributing to the increase were advertising and promotional costs in connection with the Company's new product lines as well as increased commissions related to the higher revenues. Additionally, the Company is incurring expenses in connection with the implementation of a completely new operating information system that will enable the Company to process transactions in the year 2000 as well as provide better and more detailed analysis of the Company's product lines and operating facilities.

Interest expense as a percentage of revenues for the quarter and nine months ended September 30, 1998 increased .1% to .8% compared to the comparable prior year periods. The increase of $98,572 in the quarter and $241,786 for the nine months ended September 30, 1998 is a combination of pool chassis interest and borrowings under the Company's revolving credit line to finance higher levels of inventory and accounts receivable resulting from the increased revenues in 1998.

The effective income tax rate for the three and nine months ended
September 30, 1998 was 41.6% and 41.1%, respectively, compared to 40.0% and 39.9% for the three and nine months ended September 30, 1997. The lower effective tax rate in 1997 was principally attributable to research and experimentation tax credits.


Liquidity and Capital Resources

Cash flows from operating activities combined with funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the nine months ended September 30, 1998. Net income of $7.6 million and depreciation and amortization of $2.1 million were the primary sources of cash flow. Higher levels of inventory and accounts receivable, as a result of the Company's increased revenues, were the most significant uses of cash flow during the nine months ended September 30, 1998.

The Company has invested $4.6 million in capacity expansions and equipment during the nine months ended September 30, 1998. The largest expenditures were made at the Company's Goshen, Indiana; Jonestown, Pennsylvania and Griffin, Georgia manufacturing plants. These additions were necessary to provide capacity for the increased demand for the Company's existing product lines as well as provide manufacturing space for the Company's new product lines, trolley cars, armored trucks and Spartan service vans.


The Company amended it's banking agreement on June 23, 1998 to increase the amount available under it's revolving credit facility and to provide for covenants more favorable to the Company. The Company further amended it's bank agreement on September 30, 1998 to take advantage of the current low interest rates. The amendment and a interest rate swap agreement provides for a $7 million dollar fixed rate loan at 6.7%. These amendments are discussed further in Note C of the Notes To Consolidated Financial Statements.

The Company anticipates that cash flows from operations and amounts available under it's revolving line of credit will be sufficient to meet the Company's cash needs during the remaining part of 1998 and for the next twelve months.

The Company began preparation for the year 2000 issues during 1996. An independent consulting group was engaged to conduct a complete analysis of the Company's system and operating requirements. After review and approval by management, this analysis formed the basis for a request for quotation that was sent to several major software providers. The final decision was made on the strength of the manufacturing software combined with the quality and level of expertise the software provider could furnish.

In late 1997 and continuing, the Company began devoting substantial time and resources to install a new information system. Total cost of the operating software and consulting fees is approximately $600,000. In addition, the Company has dedicated certain of it's personnel to the project. An implementation team was formed of key employees from every major operating and support area of the Company. The Company has an implementation schedule that has all of its operating systems year 2000 compliant by July 1, 1999. The Company has successfully implemented the new operating software at it's fiberglass manufacturing facility.

Due to the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is currently unable to determine whether the consequences of year 2000 failures by third-parties could have a material impact on the Company's operations. The failure of third-parties to correct a material year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations of the Company.


The Company's hardwood flooring plant is located in La Ceiba, Honduras, which suffered major damage as a result of hurricane Mitch. Though communication with the plant have been sporadic we have been in contact with our Honduran management. At this time though it is difficult to estimate when the plant will resume supplying flooring to our domestic operations. Electric power is still out. Bridges and roads around the area have been destroyed. Until repaired the Company will not be able to receive wood from the rain forest nor will it be able to move flooring from the plant to the port for shipment. The Honduran plant had been supplying between 40 to 50% of the Company's flooring requirements. Alternative supply arrangements have been made that will provide flooring on a timely basis to the Company under favorable terms.

The Company will closely monitor development and information coming out of Honduras. Due to the extensive damage and devastation to the Honduran infrastructure the Company can not reasonably predict when the plant will resume supplying hardwood flooring. Even if the decision is made to close down this operation management believes there will not be a material adverse effect to it's operations.

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


                                       SUPREME INDUSTRIES, INC.

DATE: November 16, 1998                BY: /s/ROBERT W. WILSON
      ---------------                  -------------------------
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