Form 10-K
period 1998-12-31
SUPREME INDUSTRIES INC
filed 1999-03-26
CIK 350846

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1998.
                                     or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ______ to ______.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 26, 1999: $71,347,493

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                             Outstanding at February 26, 1999
Class A Common Stock ($.10 Par Value)              9,819,305 shares
Class B Common Stock ($.10 Par Value)              1,682,328 shares

                    Documents Incorporated by Reference

                                        Parts of Form 10-K Into Which the
       Document                         Document is Incorporated
Portions of the Proxy Statement
  for Annual Meeting of Shareholders
  to be held on April 29, 1999          Part III

The Index to Exhibits is on page ___ in the sequential numbering system. Total pages ___
                                Page 1 of 106
                                   PART I
ITEM 1.   BUSINESS.
History
Supreme Industries, Inc., a Delaware Corporation, formerly ESI Industries, Inc. (the "Company") is one of the nation's leading manufacturers of specialized vehicles, including truck bodies and shuttle buses. The Company was incorporated in 1979 and originally had one operating subsidiary TGC Industries, Inc., which was spun-off to stockholders of the Company effective July 31, 1986.

Supreme Corporation, the Company's wholly-owned operating subsidiary, was formed in January 1984 to acquire a company engaged in the business of manufacturing, selling and repairing specialized truck bodies, shuttle buses and related equipment.

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

During 1998 the Company reached the decision to close two operating facilities. The paratransit van line acquired in March 1996 never reached the volumes anticipated. In addition, as a result of the damage to the Honduran infrastructure caused by Hurricane Mitch, the Company decided to close its hardwood flooring operation in Honduras. Neither closing will have a continuing unfavorable effect on the Company's operations.

Financial Information About Operating Segments
The Company has two operating segments, specialized vehicles and vertically integrated fiberglass products. The vertically integrated fiberglass products segment does not meet the qualifications thresholds for separate disclosure.

General Description of the Company's Business
The specialized vehicle industry consists of companies that manufacturer and/or distribute specialized truck bodies and shuttle buses. Depending on the product, it is either built directly on a truck chassis or built separately and installed at a later date. The truck chassis, which consists of an engine, frame with wheels, and in some cases a cab, is manufactured by third parties who are major automotive or truck companies. Such companies typically do not build specialized truck bodies. See "Competition."

Supreme's products are medium-priced with prices generally ranging from $1,000 to $80,000. Supreme's truck bodies and custom trailers are offered in aluminum or fiberglass reinforced plywood panel ("FRP") construction and are available in lengths of 9 to 45 feet and heights up to 13 feet, 6 inches. Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with the truck bodies to meet the end-user's needs. Supreme also makes its own fiberglass wind deflectors under the name of Fuel Shark, which reduce wind resistance and improve fuel efficiency. Supreme is not in the business of manufacturing recreational vehicles or long-distance truck-trailers. The following is a brief summary of Supreme's products:
                                Page 2 of 106
Van bodies. Supreme's van bodies are typically fabricated up to 28 feet in length with pre painted aluminum or FRP panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. This product is used for diversified dry freight transportation.

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

Armored Trucks. Supreme's armored trucks are built to customer specifications in either aluminum, galvaneal or stainless steel.
                                Page 3 of 106
StarTrans (trademark) shuttle buses. The StarTrans (trademark) shuttle buses have seating capacities for 12 to 29 people and are offered with a variety of seating arrangements and with options such as wheelchair lifts, custom interiors, and special exterior paint schemes. The shuttle bus line features an improved aerodynamic exterior design and is intended for use by hotels, nursing homes, car leasing companies, and airport-related users.

StarTrans (trademark) mid-size buses. Supreme's StarTrans (trademark) mid-size buses are offered in lengths of up to 31 feet with capacities of up to 35 passengers. This product serves the public transit and tour markets and provides the Company's dealer network with a more comprehensive product line.

StarTrans (trademark) Trolleys. Supreme's StarTrans (trademark) trolley line is similiar in size to the mid-size bus line but resembles a San Francisco trolley car. It is marketed to resort areas, theme parks and cities desiring unique transportation vehicles.

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

Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies and garbage packers. Neither Supreme nor any of its competitors manufacture every type of specialized vehicles. Supreme intends to continue to expand its product line, but there is no assurance that it will do so.

Manufacturing
Supreme's manufacturing facilities are located in Goshen and Ligonier Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania and Wilson, North Carolina. Supreme's management estimates that the capacity utilization of its plants and equipment range from 50% to 90% of capacity when annualized on a one-shift basis. During the first and second quarter several of the Company's plants operate at 100% capacity to meet fleet requirements.
                                Page 4 of 106
Supreme builds specialized truck bodies and installs other equipment on truck chassis, most of which are provided by bailment pool arrangements or are owned by dealers or end-users. These truck bodies are built on an assembly line from engineered structural components, such as floors, roofs, and wall panels. These components are manufactured from Supreme's proprietary designs and are installed on the truck chassis. Supreme then installs optional equipment and applies any special finishes that the customer has specified. At each step of the manufacturing and installation process, Supreme conducts quality control procedures to insure that the products meet its customers'
specifications.   Supreme's products are generally produced to firm orders
and are designed and engineered by Supreme. Order levels will vary depending upon price, competition, prevailing economic conditions and other factors.

Supreme has designed and built its own fabricating equipment for many of its manufacturing processes. Supreme has its own fiberglass manufacturing facilities that process and assemble the Fiberglass Reinforced Panel ("FRP") and other fiberglass products as required. The Company's patented Fiberglass Reinforced Panel ("FRP") manufacturing facility is operating on a two shift basis. The Company's strong internal demand for FRP will utilize all of the facility's capacity through the second quarter of 1999. The Company will begin marketing excess capacity from the FRP facility to other companies in the transportation industry during the latter half of 1999. The Company also plans to explore developing new products and applications for use in other industries.

Supreme provides limited warranties against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for five years following the date of retail sale.

Supreme generally does not purchase vehicle chassis for its inventory.
Supreme accepts shipment of vehicle chassis owned by dealers or end-users, for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies which manufacture and/or deliver such chassis, Supreme's level of manufacturing could be substantially reduced. The Company has established relationships with all major chassis manufacturers and in the event of a disruption in supply from one manufacturer the Company would attempt to divert its demand to the other manufacturer. Approximately 20% of the chassis involved in Supreme's manufacturing have been secured through bailment or consignment agreements with three major chassis manufacturers that provide for truck chassis pools at each of Supreme's manufacturing facilities.

Raw Materials
Supreme does not have any long-term raw material contracts and is dependent upon suppliers of lumber, fiberglass, aluminum and steel for its manufacturing. However, there are several readily available sources for these raw materials. Supreme's operations could be affected by labor disruptions at its raw material suppliers or freight carriers.
                                Page 5 of 106
Marketing
Supreme normally sells the vehicle and/or equipment that has been installed on the chassis to either truck equipment distributors, truck dealers or directly to end-users. Truck bodies purchased by a truck dealer from Supreme are sold by the dealer to its own customers. Since Supreme or its distributors (and not the truck dealers) generally service all Supreme products sold by the truck dealers, each truck dealer is normally located within relatively close geographic proximity to Supreme or the distributor supplying such dealer.

Supreme's distributor/dealer network consists of approximately 37 bus distributors, 85 truck equipment distributors and 500 truck dealers. Management believes that this large distributor/dealer network, coupled with Supreme's geographically-dispersed plant and distribution sites, gives Supreme a distinct marketing advantage over its competitors. Supreme generally delivers its products within 3 to 6 weeks after the receipt of orders.

Approximately 70 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.

Competition
Specialized vehicles are produced by many companies, most of which compete on a regional basis. Management believes that Supreme enjoys a competitive advantage based upon its established distributor/dealer network and six manufacturing facilities and eight distribution centers. Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies and shuttle buses, because such manufacturers' highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized vehicles with various options and equipment.

Trademarks
The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme. Management believes that these trademarks have significant customer goodwill.

Working Capital
The Company utilizes its credit facilities to finance its accounts receivable and purchase inventories. Pursuant to agreements with the holders of certain long-term indebtedness, the Company is required to maintain a minimum working capital of not less than $10 million.
                                Page 6 of 106
Major Customers
No single customer or group of customers under common control accounted for 10% or more of the Company's revenues for each of the three years in the period ended December 31, 1998. The Company's export sales are not significant.

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

Employees
As of December 31, 1998, the Company employed approximately 2,000 employees, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

Back Log
The Company's backlog of firm orders was $57.0 million at December 31, 1998 compared to $52.0 million at December 31, 1997.

Executive Officers of the Registrant
The name, age, business background, position held with the Registrant and tenure of each of the Registrant's executive officers are set forth below.
No family relationship exists among any of the executive officers.
                                Page 7 of 106
                                             Served as
                                             Executive          Positions With
Name, Age, and Business Experience         Officer Since            Company
Herbert M. Gardner, 59                         1979             Chairman of
Senior Vice President of Janney                                 the Board,
Montgomery Scott Inc., investment                               President
bankers, since 1978; Chairman of the
Board of the Company since 1979 and
President since 1993; Nu Horizons
Electronics Corporation, Director,
an electronic component distributor;
Transmedia Network, Inc., Director,
a company that markets a charge card
offering savings to the company's
card members at participating
restaurants and also provides savings
on the purchase of certain other
products and services; Hirsch
International Corporation, Director,
importer of computerized embroidery
machines, supplies, and developer of
embroidery machine application
software and provider of other
value-added services to the embroidery
industry; TGC Industries, Inc.,
Director, a company engaged in the
geophysical services industry; Inmark
Enterprises, Inc., Director, a marketing and sales promotion company.

Omer G. Kropf, 57                              1984             Executive
Executive Vice President of the Company                         Vice President
since August 1985; President and Chief
Executive Officer of Supreme Corporation,
a subsidiary of the Company, since January
19, 1984.
                                Page 8 of 106
                                             Served as
                                             Executive          Positions With
Name, Age, and Business Experience         Officer Since            Company
William J. Barrett, 59                         1979             Secretary and
Senior Vice President of Janney                                 Assistant
Montgomery Scott Inc., investment                               Treasurer
bankers, since 1976; Secretary and
Assistant Treasurer of the Company
and a Director since 1979; TGC
Industries, Inc., a Director since
1986, a geophysical services company;
and Director American Country Holdings
Company, Inc., a property and casualty
insurance holding company with focus on
transportation and hospitality markets.

Robert W. Wilson, 54                            1990            Executive Vice
Treasurer, Executive Vice President,                            President,
and Chief Financial Officer of the                              Treasurer,
Company since December 1992; Vice                               Chief
President of Finance of Supreme                                 Financial
Corporation since 1988.                                         Officer, and
                                                                Assistant
                                                                Secretary
                                Page 9 of 106
ITEM 2.  PROPERTIES.
Set forth below is a brief summary of the properties which are owned or leased by the Registrant as of December 31, 1998.

                                 Square     Owned or            Operating
                                 Footage     Leased              Segment
Manufacturing of Products
Goshen, Indiana                  198,556     Leased       Specialized Vehicles
Goshen, Indiana                  211,154      Owned       Specialized Vehicles
Elkhart, Indiana                  31,000     Leased       Specialized Vehicles
Jonestown, Pennsylvania          181,580      Owned       Specialized Vehicles
Wilson, North Carolina           113,694     Leased       Specialized Vehicles
Moreno Valley, California        100,147      Owned       Specialized Vehicles
Cleburne, Texas                  115,060      Owned       Specialized Vehicles
Griffin, Georgia                 102,795     Leased       Specialized Vehicles
                               ---------
                               1,053,986

Manufacturing of Component Parts
Goshen, Indiana                   57,570      Owned       Fiberglass Products
Ligonier, Indiana                 21,250      Owned       Fiberglass Products
                               ---------
                                  78,820
                               ---------

Distribution
St. Louis, Missouri               15,000     Leased       Specialized Vehicles
Houston, Texas                    12,841      Owned       Specialized Vehicles
Denver, Colorado                  12,500     Leased       Specialized Vehicles
Woonsocket, Rhode Island          10,720      Owned       Specialized Vehicles
San Antonio, Texas                 7,000      Owned       Specialized Vehicles
Louisville, Kentucky               6,664      Owned       Specialized Vehicles
Apopka, Florida                    5,196      Owned       Specialized Vehicles
Vallejo, California                8,400     Leased       Specialized Vehicles
                               ---------
                                  78,321
                               ---------
Total square footage           1,211,127
                               ---------
                               ---------

Of the leased properties, approximately 280,000 square feet of buildings and approximately 63 acres of land located in Goshen, Indiana and Griffin, Georgia are leased from a limited partnership controlled by certain members of the Company's Board of Directors. Such board members are herein referred to as the "Affiliated Lessors."

The Company's leases with the Affiliated Lessors will continue through July 25, 2000. Supreme has the right to renew the leases for one additional five-year period through July 25, 2005.
                                Page 10 of 106
Supreme has an option to purchase all of the properties leased to Supreme by the Affiliated Lessors any time during the lease period or renewal period. The purchase price will be equal to the higher of: (a) $2,765,000; or (b) $2,765,000 times the figure obtained as a result of dividing (i) the Consumer Price Index for the month preceding the month during which the option is exercised, by (ii) the Consumer Price Index for June 1988.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1998.


                                  PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
The Company's Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of February 26, 1999 was approximately 423. Due to the number of shares held in nominee or street name, it is likely that there are more than 423 beneficial owners of the Company's Class A Common Stock.
                                Page 11 of 106
The Company's Class A Common Stock closed at $10.125 on the American Stock Exchange on February 26, 1999 on which date there were 9,819,305 shares of Class A Common Stock outstanding. High and low closing prices of the Class A Common Stock for the two year period ended December 31, 1998 were:

                                         1998                1997
                                    High      Low       High      Low
            1st Quarter            11 1/2   7 15/16    6 3/8     4 9/16
            2nd Quarter            14 3/8   10 13/16   7 3/8     5 5/8
            3rd Quarter            11 3/4   8 1/8      8 1/2     7 3/8
            4th Quarter            9 15/16  7 3/8      9 5/16    7 5/8

All of the 1,682,328 outstanding shares of the Company's Class B Common Stock were held by a total of 14 persons as of February 26, 1999. There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

No cash dividends were paid in 1998 or 1997. The Company paid two 5% stock dividends during 1997, one on May 19 and one on November 17 and two 5% stock dividends during 1998, one on June 1 and one on November 20.
                                Page 12 of 106
ITEM 6.  SELECTED FINANCIAL DATA.
                                     For the Years Ended December 31,
Consolidated Income Statement
Data:  (in millions, except
per share amounts)
                         1998        1997        1996        1995        1994
  Net revenue          $ 223.7     $ 198.0     $ 159.9     $ 164.5     $ 137.3

  Net income               9.0 (a)     8.6         5.1         7.2         5.5

  Net income per
    share:(b)
      Basic earnings
        per share          .79         .75         .46         .73         .56

      Diluted earnings
        per share          .78         .74         .44         .66         .53

Consolidated Balance
Sheet Data: (in millions)

  Working capital      $  39.3     $  30.4     $  23.4     $  23.1     $  20.0

  Total assets            94.1        85.9        68.8        62.4        57.6

  Long-term debt
    (excluding current
    maturities)           18.3        17.4        16.1        18.0        19.7

  Stockholders' equity    53.5        44.5        35.8        28.8        20.0

(a) Net income for 1998 was reduced by a $1.3 million extraordinary loss (see Note B of Notes to Consolidated Financial Statements).
(b) All per share amounts have been restated for all common stock dividends paid.
                                Page 13 of 106
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.
Comparison of 1998 with 1997
Revenues increased $25.8 million to $223.7 million for the year ended December 31, 1998 from $198.0 million for the year ended December 31, 1997. The Company experienced revenue growth at each of its manufacturing facilities. Additionally, each of the Company's major product lines experienced growth when compared to 1997. New product lines, including armored trucks, trolleys and Spartan service vans accounted for approximately 50% of the revenue growth in 1998. Actual units shipped increased 10% when compared to 1997.

The Company's gross profit percentage increased 1.0% to 17.6% for 1998 from 16.6% in 1997. The Company experienced slight percentage declines in raw material cost and overhead expenses while direct labor was unchanged as a percentage of revenues.

Selling, general and administrative expenses were $20.7 million or 9.2% of revenues in 1998 when compared to $17.2 million or 8.7% of revenues in 1997. The $3.4 million increase was related to the increased revenues in 1998 as well as a substantial commitment by the Company to upgrade its information and operating systems.

Interest expense increased $.2 million to $1.6 million in 1998 from $1.4 million in 1997. The increase related to additional borrowings to finance the higher levels of accounts receivable and inventories as well as increased interest on the Company's chassis pools. Both these increases are result of the increased revenues for 1998 when compared to 1997.

The Company's effective tax rate on income before extraordinary loss was 39.4% in 1998 and 39.5% in 1997.

In the fourth quarter of 1998, the Company recognized a $1.3 million extraordinary loss, net of tax benefit, as a result of the closing of its Honduran hardwood flooring manufacturing facility. Because of the damage to the Honduran roads and bridges caused by Hurricane Mitch, the Company was unable to cost effectively obtain raw materials for its hardwood flooring plant and export finished product to its U.S. plants. The Company has obtained other sources of hardwood flooring at competitive prices.


Comparison of 1997 with 1996
Revenues for 1997 increased 23.8% to $198.0 million from $159.9 million in 1996. Each of the Company's manufacturing facilities recorded revenue increases over those recorded in 1996. The strongest revenue increases were recorded at the Company's Goshen, Indiana and Jonestown, Pennsylvania manufacturing facilities. Goshen is the Company's largest manufacturing facility and offers the broadest product lines as compared to the other locations that offer primarily dry freight or refrigerated product lines. Pennsylvania's increase can be attributed to the fact it operates in the largest market for the Company's products. Overall sales of the Company's largest product line, dry freight vans, increased 21.3% over 1996. The Company's StarTrans (trademark) line of shuttle and mid-size buses grew 28.2% over 1996. The Company's new product lines (armored trucks, trolley buses and service vans) contributed marginally to sales increases in 1997.
                                Page 14 of 106
The Company's gross profit percentage was relatively unchanged in 1997 when compared to 1996. Both raw material and direct labor costs increased nominally in 1997 when compared to 1996. Overhead expenses declined 1.5% as a percentage of revenues compared to 1996, offsetting the increases in direct labor and materials. The decline in overhead expenses is attributed to the fixed nature of certain expenses in the overhead pool that do not change proportionately when revenues increase as well as favorable variances between 1997 and 1996 in general insurance, workers compensation and group insurance expenses. Start-up and training costs associated with the Company's three new product lines contributed slightly to the increases in direct labor and overhead. All are very labor intensive and also required an additional investment in raw material inventories.

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

Interest expense declined $.1 million to $1.4 million in 1997 from $1.5 million in 1996. This decline resulted from less use of the Company's revolving credit facility during most of 1997 as compared to 1996, the pay-off of $1.0 million in real estate loans during 1997 and the reduction of $1.0 million in a term note. Offsetting these reductions was a full year's interest on the Company's California facility purchased in April 1996.

The Company's effective income tax rate of 39.5% dropped 2.4% from the comparable rate of 41.9% in 1996. The effective tax rate decreased as the result of research and experimentation tax credits in the current year and the fact that approximately 1% of 1996's effective tax rate was attributable to the loss experienced at the Honduran subsidiary which generated no tax benefit since the subsidiary operated in a government free zone.


Liquidity and Capital Resources
Cash flows from operations, availability under the Company's revolving credit line and a $7.0 million term loan were the major sources of funds for operations and capital expenditures during 1998. Cash flows from operating activities were $5.1 million for the year ended December 31, 1998 compared to $4.7 million and $7.5 million for the years ended December 31, 1997 and December 31, 1996, respectively. Income before extraordinary loss of $10.3 million and depreciation and amortization of $3.0 million are the largest components of operating cash flow. The increase in accounts receivable of $5.9 million during 1998 is primarily attributed to the increased revenues. Days sales outstanding were 43 at December 31, 1998 compared to 39 at December 31, 1997 and 38 at December 31, 1996. The increase in 1998 was caused by large state contracts for the Company's bus products which typically take up to 60 days from invoice date to pay. Inventories increased $1.0 million over 1997 and this increase is also attributed to the increased revenues in 1998. The $6.7 million increase in accounts receivable and the $7.2 million increase in inventories in 1997 were directly related to increased revenues as well as the introduction of new product lines.
The Company used operating cash flows to reduce accounts payable and other current liabilities in 1998, while in 1997 and 1996 operating cash flows were reduced by the increases in accounts payable and other current liabilities.
                                Page 15 of 106
The Company invested $6.1 million in property, plant and equipment in 1998. The Company completed a 52,000 sq.ft. production facility at its Goshen, Indiana facility. It also acquired approximately 28 acres adjoining its Goshen facility that is used for chassis parking and will also provide space for the Company's office facility to be completed in 1999. During 1998, the Company also invested $600,000 in financial and operating software that is year 2000 compliant. Additionally, the Company made investments at its Pennsylvania and Georgia manufacturing facilities that will provide additional capacity and more efficient production of the Company's product lines.

The major financing activities during the year were the use of the Company's revolving line of credit and a $7.0 million term loan that, through the use of a interest rate swap agreement, provides a fixed rate of 6.7%. The Company amended its banking agreement on June 23, 1998 to increase its borrowing availability to $18.0 million for the period July 1 through January 31 and to $25.0 million for the period February 1 through June 30 and to provide for covenants more favorable to the Company. The credit agreement was further amended on September 30, 1998 to provide for the $7.0 million term loan. The Company paid off mortgages totaling $833,000 during the year that were collateralized by certain facilities in Goshen, Indiana; Houston, Texas; and Jonestown, Pennsylvania.

The Company realized proceeds of $.2 million in 1998 and $.1 million in 1997 from the exercise of stock options.

In September 1998, the Board of Directors authorized the Company to repurchase up to 500,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions through the close of business on February 26, 1999. During 1998, the Company used $.3 million of cash for the acquisition of treasury stock.

The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its revolving credit line will be sufficient to meet the Company's cash needs during 1999.


Year 2000
The Company began preparation for the year 2000 issues during 1996. An independent consulting group was engaged to conduct a complete analysis of the Company's system and operating requirements. After review and approval by management, this analysis formed the basis for a request for quotation that was sent to several major software providers. The final decision was made on the strength of the manufacturing software combined with the quality and level of expertise the software provider could furnish.

The total cost of the operating software and consulting fees is approximately $1,000,000. In addition the Company has spent $200,000 on hardware upgrades.
                                Page 16 of 106
The Company's goal is not only to be able to process transactions in the year 2000 but also to significantly improve its overall information systems. When fully implemented the Company will have more detailed operating and financial information by facility, product line and customer. For this purpose the project was divided into two phases. Phase I provides year 2000 compliance and Phase II develops the system and procedures necessary to provide the more meaningful operating and financial information. Phase II will be an ongoing project.

The Company has installed the new software on its main frame and has successfully implemented it at its fiberglass manufacturing facility. The Company is in the process of implementing its remaining operating facilities and is scheduled to have all locations operating on the new software by September 1, 1999. While the Company believes it will be fully 2000 compliant utilizing the new software by September of 1999 it has developed a contingency plan that would enable the Company to remain on its existing software.

The Company's major suppliers have indicated that they are year 2000 compliant. The Company believes because of the nature of its raw materials and the multiple suppliers of raw materials, the Company will not have a
problem obtaining raw materials to build its products.   The Company also
believes there is not significant risk from the failure of its customers to become year 2000 compliant because of the large number of active accounts and the fact that no single account is more than 6% of revenues.


Pending Accounting Pronouncements
The Company does not believe the implementation of pending accounting pronouncements (see Note A of Notes to Consolidated Financial Statements) on or before the effective date will have a significant effect on the Company's financial reporting.


Forward-Looking Statements
This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials and severe interest rate increases. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.
                                Page 17 of 106
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the cost of investing, financing and operating. The Company's primary risk exposure results from changes in short-term interest rates. In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions. The Company's revolving line of credit is floating rate debt and bears interest at the bank's prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company's leverage ratio. On September 30, 1998, the Company entered into an Interest Rate Swap Agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on a newly issued $7 million bank term loan which bears interest at LIBOR plus certain basis points determined by the Company's leverage ratio (effective rate of 6.38% at December 31, 1998). The Swap Agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the Swap Agreement, which coincides with the term of the related debt, without exchange of the underlying notional amounts. The notional amounts of the Swap Agreement are used to measure interest to be paid or received and does not represent the amount of exposure of credit loss. The differential paid or received under the Swap Agreement is recognized as an adjustment to interest expense. As of December 31, 1998, under the Swap Agreement, the Company has exchanged $6.65 million notional amount of floating rate debt for a fixed rate of 6.7% through September 30, 2003. Based on the Company's overall interest rate exposure at December 31, 1998, including floating rate debt and the interest rate swap, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 1998, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.
                                Page 18 of 106
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements                                     Page

Financial Statements:
     Report of Independent Accountants                             20
     Consolidated Balance Sheets at December 31, 1998 and 1997     21
     Consolidated Statements of Income for the years ended
       December 31, 1998, 1997 and 1996                            22
     Consolidated Statements of Stockholders' Equity for the
       years ended December 31, 1998, 1997 and 1996                23
     Condolidated Statements of Cash Flows for the years
       ended December 31, 1998, 1997 and 1996                      24
     Notes to Consolidated Financial Statements                 25 - 38

     Financial Statement Schedule:
       For each of the three years in the period ended
         December 31, 1998
     II - Valuation and Qualifying Accounts                        39

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
                                Page 19 of 106
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Supreme Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Supreme Industries, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/PricewaterhouseCoopers LLP

South Bend, Indiana
January 29, 1999
                                Page 20 of 106
Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets
December 31, 1998 and 1997
                 ASSETS
                                                         1998         1997
Current assets:
  Cash and cash equivalents                        $    185,424 $   159,044
  Accounts receivable, net of allowance for
    doubtful accounts of $456,000 in 1998 and
    $430,000 in 1997                                 28,709,559   23,188,066
  Refundable income taxes                             1,035,000      371,511
  Inventories                                        28,792,650   28,404,786
  Deferred income taxes                               1,081,839      973,657
  Other current assets                                  430,237      431,931
                                                    -----------  -----------
         Total current assets                        60,234,709   53,528,995

Property, plant and equipment, net                   31,342,322   29,560,441

Intangible assets, net                                1,502,076    1,705,385

Other assets                                            991,947    1,079,491
                                                    -----------  -----------
         Total assets                              $ 94,071,054 $ 85,874,312
                                                    -----------  -----------
                                                    -----------  -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt             $  2,014,975 $  2,119,692
  Trade accounts payable                             10,235,964   10,433,051
  Accrued wages and benefits                          4,568,062    3,611,691
  Accrued income taxes                                  961,628    1,098,111
  Customer deposits                                     147,875    2,718,463
  Other accrued liabilities                           3,020,261    3,184,032
                                                     ----------   ----------
         Total current liabilities                   20,948,765   23,165,040

Long-term debt                                       18,303,207   17,359,703

Deferred income taxes                                 1,333,007      898,825
                                                     ----------   ----------
         Total liabilities                           40,584,979   41,423,568
                                                     ----------   ----------

Commitments and contingencies (Note J)

Stockholders' equity:
  Preferred Stock, $1 par value; authorized
    1,000,000 shares, none issued
  Class A Common Stock, $.10 par value;
    authorized 20,000,000 shares, issued
    9,890,653 shares in 1998 and 8,855,990
    shares in 1997                                      989,065      885,599
  Class B Common Stock, convertible into Class
    A Common Stock on a one-for-one basis,
    $.10 par value; authorized 5,000,000 shares,
    issued 1,688,328 shares in 1998 and
    1,546,773 shares in 1997                            168,833      154,677
  Additional paid-in captial                         44,107,645   31,743,249
  Retained earnings                                   8,935,827   11,917,755
  Treasury stock, Class A Common Stock, at cost,
    75,934 shares in 1998 and 32,232 shares in 1997    (715,295)    (250,536)
                                                     ----------   ----------
         Total stockholders' equity                  53,486,075   44,450,744
                                                     ----------   ----------
         Total liabilities and stockholders'
           equity                                  $ 94,071,054 $ 85,874,312
                                                     ----------   ----------
                                                     ----------   ----------

The accompanying notes are a part of the consolidated financial statements.
                                Page 21 of 106
Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Income
for the years ended December 31, 1998, 1997 and 1996

                                         1998           1997           1996
Revenue:
  Net sales                        $ 222,566,601  $ 197,429,917  $ 159,214,622
  Other income                         1,161,320        538,242        661,486
                                   -------------  -------------  -------------
                                     223,727,921    197,968,159    159,876,108
                                   -------------  -------------  -------------
Costs and expenses:
  Cost of sales                      184,433,390    165,197,662    134,153,108
  Selling, general and
    administrative                    20,655,625     17,228,565     15,434,432
  Interest                             1,647,878      1,409,713      1,530,624
                                   -------------  -------------  -------------
                                     206,736,893    183,835,940    151,118,164
                                   -------------  -------------  -------------
       Income before income
         taxes and extraordinary
         loss                         16,991,028     14,132,219      8,757,944

Income taxes                           6,700,000      5,577,000      3,671,000
                                   -------------  -------------  -------------
       Income before extraordinary
         loss                         10,291,028      8,555,219      5,086,944

Extraordinary loss, net of income
  tax benefit of $860,000              1,280,115          -              -
                                   -------------  -------------  -------------
       Net income                  $   9,010,913  $   8,555,219  $   5,086,944
                                   -------------  -------------  -------------
                                   -------------  -------------  -------------

Earnings per share - Basic:
  Income before extraordinary loss $         .90  $         .75  $         .46
  Extraordinary loss                        (.11)         -              -
                                   -------------  -------------  -------------
  Net income                       $         .79  $         .75  $         .46
                                   -------------  -------------  -------------
                                   -------------  -------------  -------------
Earnings per share - Diluted:
  Income before extraordinary loss $         .89  $         .74  $         .44
  Extraordinary loss                        (.11)         -              -
                                   -------------  -------------  -------------
  Net income                       $         .78  $         .74  $         .44
                                   -------------  -------------  -------------
                                   -------------  -------------  -------------
Shares used in the computation
  of earnings per share:
    Basic                             11,455,739     11,421,251     11,000,525
    Diluted                           11,577,872     11,516,574     11,438,209

The accompanying notes are a part of the consolidated financial statements.
                                Page 22 of 106
Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

                                                                                                                         Total
                      Class A Common Stock    Class B Common Stock      Additional       Retained      Treasury      Stockholders'
                      Shares        Amount    Shares        Amount    Paid-In-Capital    Earnings        Stock          Equity
Balance, January 1,
  1996              6,738,610   $  673,861   1,801,663   $  180,166   $   18,911,421   $ 9,193,919   $  (156,486)   $  28,802,881
    Net income           -            -           -            -                -        5,086,944          -           5,086,944
    Conversion of
      398,688 shares
      of Class B
      Common Stock
      to Class A
      Common Stock    398,688       39,869    (398,688)     (39,869)            -             -             -                -
    Conversion of
      $1,134,428 face
      amount of 8.6%
      convertible
      Series B notes  263,262       26,326        -            -           1,108,102          -             -           1,134,428
    Exercise of stock
      options          30,580        3,058        -            -              52,307          -             -              55,365
    Exercise and
      exchange of
      warrants        581,627       58,163        -            -           3,829,757    (3,051,930)         -             835,990
    Acquisition of
      17,100 shares
      of treasury
      stock              -            -           -            -                -             -          (94,050)         (94,050)
                    ---------      -------   ----------     -------      ----------     ----------      --------       ----------
Balance, December 31,
  1996              8,012,767      801,277   1,402,975      140,297      23,901,587     11,228,933      (250,536)      35,821,558

    Net income           -            -           -            -               -         8,555,219          -           8,555,219
    Exercise of
      stock options    21,505        2,150        -            -             71,817           -             -              73,967
    5% Common Stock
      dividends       821,718       82,172     143,798       14,380       7,769,845     (7,866,397)         -                -
                    ---------      -------   ---------      -------      ----------     ----------      --------       ----------
Balance, December 31,
  1997              8,855,990      885,599   1,546,773      154,677      31,743,249     11,917,755      (250,536)      44,450,744

    Net income           -            -           -            -               -         9,010,913          -           9,010,913
    Conversion of
      16,165 shares
      of Class B
      Common Stock
      to Class A
      Common Stock     16,165        1,616     (16,165)      (1,616)           -              -             -                -
    Exercise of
      stock options
      (12,843 shares
      of treasury
      stock)          110,497       11,050        -            -            391,127           -         (185,950)         216,227
    5% Common Stock
      dividends       908,001       90,800     157,720       15,772      11,886,269    (11,992,841)         -                -
    Tax benefit from
      exercise of
      stock options      -            -           -            -             87,000           -             -              87,000
    Acquisition of
      30,859 shares
      of treasury
      stock              -            -           -            -               -              -         (278,809)        (278,809)
                    ---------   ----------   ---------   ----------   -------------   ------------   ------------   -------------
Balance, December 31,
  1998              9,890,653   $  989,065   1,688,328   $  168,833   $  44,107,645   $  8,935,827   $  (715,295)   $  53,486,075
                    ---------   ----------   ---------   ----------   -------------   ------------   ------------   -------------
                    ---------   ----------   ---------   ----------   -------------   ------------   ------------   -------------

The accompanying notes are a part of the consolidated financial statements.
                                Page 23 of 106
Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows
for the years ended December 31, 1998, 1997 and 1996
                                           1998         1997         1996
Cash flows from operating activities:
  Net income                           $ 9,010,913  $ 8,555,219  $ 5,086,944
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Extraordinary loss                 1,280,115         -            -
      Depreciation and amortization      2,731,510    2,581,650    1,963,497
      Amortization of intangibles          203,309      203,309      203,310
      Provision for losses on
        doubtful receivables               532,963       54,954      184,273
      Deferred income taxes                326,000       78,000      (26,000)
      Loss (gain) on sale of
        property, plant and
        equipment                          139,496       47,234      (11,403)
      Changes in operating assets
        and liabilities, excluding
        effects of acquisition and
        disposition of businesses:
          Accounts receivable           (5,944,456)  (6,686,762)    (404,085)
          Inventories                     (970,035)  (7,196,079)    (943,429)
          Other current assets            (667,776)    (380,205)      41,246
          Trade accounts payable          (438,163)   3,654,109      435,176
          Other current liabilities     (1,054,471)   3,738,742    1,018,994
                                        ----------   ----------   ----------
            Net cash provided by
              operating activities       5,149,405    4,650,171    7,548,523
                                        ----------   ----------   ----------
Cash flows from investing activities:
  Proceeds from sale of property,
    plant and equipment                    113,745      107,934       32,347
  Additions to property, plant and
    equipment                           (6,062,276)  (5,867,622)  (6,874,667)
  Acquisition of business                     -            -        (221,725)
  Increase in other assets                 (37,699)     (40,744)    (125,640)
                                        ----------   ----------   ----------
            Net cash (used in)
              investing activities      (5,986,230)  (5,800,432)  (7,189,685)
                                        ----------   ----------   ----------
Cash flows from financing activities:
  Proceeds from revolving line of
    credit and other long-term debt     96,031,172   84,443,759   69,494,785
  Repayments of revolving line of
    credit and other long-term debt    (95,192,385) (83,429,099) (70,536,990)
  Proceeds from exercise of stock
    options and warrants                   216,227       73,967      891,355
  Tax benefit from exercise of
    stock options                           87,000         -            -
  Acquisition of treasury stock           (278,809)        -         (94,050)
                                        ----------   ----------   ----------
            Net cash provided by
              (used in) financing
              activities                   863,205    1,088,627     (244,900)
                                        ----------   ----------   ----------
Increase (decrease) in cash and
  cash equivalents                          26,380      (61,634)     113,938

Cash and cash equivalents,
  beginning of year                        159,044      220,678      106,740
                                        ----------   ----------   ----------
Cash and cash equivalents, end of
  year                                  $  185,424   $  159,044   $  220,678
                                        ----------   ----------   ----------
                                        ----------   ----------   ----------
Supplemental disclosures of cash
  flow information:
    Cash paid during the year for:
      Interest                          $1,693,904    $1,500,077   $1,517,102
      Income taxes                       6,226,972     5,731,640    2,876,442

Noncash investing and financing
  activities:
    Common Stock dividends              11,992,841     7,866,397         -
    Class A Common Stock exchanged
      in exercise of stock options         185,950          -            -
    Conversion of Class B Common
      Stock to Class A Common Stock          1,616          -          39,869
    Conversion of convertible notes
      to shares of Class A Common
      Stock                                   -             -       1,134,428
    Exchange of warrants for Class
      A Common Stock                          -             -         428,340

The accompanying notes are a part of the consolidated financial statements.
                                Page 24 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.
Supreme Industries, Inc. and its subsidiaries (collectively the "Company") manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company's truck body products include cut-away and dry freight van bodies, refrigerated units, stake bodies and other specialized trucks. The Company also manufactures shuttle buses and trailers. At December 31, 1998, the Company has 16 manufacturing, distribution and supply facilities. The Company's customers are located principally in the United States.

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

     Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 31, 1998 and 1997 because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 1998 and 1997, based upon terms and conditions available to the Company at those dates in comparison to terms and conditions of the long-term debt. The estimated fair value of the outstanding interest swap agreement (see Note J), based on current market rates, approximated a net liability of $103,000 at December 31, 1998 which is not recorded on the consolidated balance sheet.

     Inventories - Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.
                                Page 25 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

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

     Capitalized Interest - Interest costs capitalized during the construction period of new buildings, machinery and equipment was $199,000 for the year ended December 31, 1996.

     Intangible Assets - Intangible assets consist of goodwill - $3,379,031 and patents - $325,000, and are recorded at cost and shown net of accumulated amortization. Amortization of goodwill is provided using the straight-line method over the estimated benefit period (16 to 25 years), and patents are amortized over seven years using the straight-line method. Accumulated amortization at December 31, 1998 and 1997 was $2,201,955 and $1,998,646, respectively.

     Evaluation of Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. Management believes that no impairment of long-lived assets has occurred, except as discussed in Note B.

     Stock-Based Compensation - The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and, accordingly, accounts for its stock option plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     Warranty - Estimated warranty costs are provided at the time of sale and are based upon historical experience and have averaged less than one percent (1%) of net sales.

     Income Taxes - Deferred income taxes are determined using the liability method.
                                Page 26 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

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

     Comprehensive Income - The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. The adoption SFAS No. 130 had no impact on the Company's consolidated financial statements since there are no components of comprehensive income that are not already included in net income.

     Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive securities that were outstanding during the period. The weighted average number of shares of common stock used in the Company's computation of diluted earnings per share are as follows:
                                              Years Ended December 31,
                                            1998        1997        1996
     Net income                         $9,010,913  $8,555,219  $5,086,944

     Interest expense reduction,
       net of tax, from assumed
       conversion of	convertible
       notes                                  -            -        22,705
                                        ----------  ----------  ----------
     Net income as adjusted             $9,010,913  $8,555,219  $5,109,649
                                        ----------  ----------  ----------
                                        ----------  ----------  ----------
     Weighted average number of
       shares outstanding (used in
       computation of basic earnings
       per share)                       11,455,739  11,421,251  11,000,525

     Effect of dilutive securities:
       Options and warrants                122,133      95,323     313,532
       Convertible notes                      -           -        124,152
                                        ----------  ----------  ----------
     Diluted shares outstanding (used
       in computation of diluted
       earnings per share)              11,577,872  11,516,574  11,438,209
                                        ----------  ----------  ----------
                                        ----------  ----------  ----------

     The computations of the number of shares used in the determination of basic and diluted earnings per share give retroactive recognition to all common stock dividends declared and paid during the periods.
                                Page 27 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.
     Segment Information - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement changes the manner in which public companies report segment information in annual reports and requires companies to report selected segment information in interim financial reports. SFAS No. 131 requires companies to report financial and descriptive information about their operating segments. The
     Company's principal business is manufacturing specialized vehicles. Management has not separately organized the business beyond specialized vehicles and vertically integrated fiberglass manufacturing processes.
     The vertically integrated fiberglass manufacturing subsidiaries constitutes a segment by definition of SFAS No. 131; however, this segment does not meet the quantitative thresholds for separate disclosure as set forth in this Statement. The vertically integrated fiberglass manufacturing subsidiaries' revenues are less than 10 percent of consolidated revenues, the absolute amount of their reported income is less than 10 percent of the absolute amount of consolidated net income, and finally, their assets are less than 10 percent of consolidated assets.

     New Accounting Pronouncement - On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company's interest rate swap agreement (see Note J) is a derivative instrument and the changes in fair value of this financial instrument, which is a cash flow hedge, will be reported in other comprehensive income. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's financial position.


B.  EXTRAORDINARY LOSS.
During the fourth quarter of 1998, the Company ceased manufacturing operations at its subsidiary located in Honduras as a direct result of the damage to the Honduran roads and bridges caused by Hurricane Mitch. Because of the damage to the Honduran infrastructure, the Company was unable to cost-effectively obtain raw materials for its hardwood flooring plant and export finished product to its U.S. plants. The extraordinary loss of $1,280,115, net of a $860,000 tax benefit, primarily represents the carrying value of the abandoned inventory and machinery and equipment which the Company is unable to remove from Honduras.
                                Page 28 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

C.  INVENTORIES.
Inventories consist of the following:
                                              1998            1997
               Raw materials             $ 18,419,217    $ 16,896,669
               Work-in-progress             4,154,914       4,553,082
               Finished goods               6,218,519       6,955,035
                                         ------------    ------------
                    Total                $ 28,792,650    $ 28,404,786
                                         ------------    ------------
                                         ------------    ------------


D.  PROPERTY, PLANT AND EQUIPMENT.
Property, plant and equipment consists of the following:
                                              1998            1997
               Land and improvements      $ 4,468,871     $ 3,294,309
               Buildings and improvements  13,602,971      12,868,407
               Leasehold improvements       6,773,141       5,966,798
               Machinery and equipment     24,030,961      22,424,580
               Construction in progress     1,154,962       1,529,250
                                          -----------     -----------
                                           50,030,906      46,083,344
                 Less, Accumulated
                   depreciation and
                   amortization            18,688,584      16,522,903
                                          -----------     -----------
                     Property, plant
                       and equipment,
                       net                $31,342,322     $29,560,441
                                          -----------     -----------
                                          -----------     -----------
                                Page 29 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

E.  LONG-TERM DEBT.
Long-term debt consists of the following:
                                                   1998           1997
  Revolving line of credit                     $ 9,419,820   $ 12,727,823

  Term note, payable in monthly installments
    of $116,667 plus interest at LIBOR
    plus certain basis points determined
    by the Company's leverage ratio
    (6.38% at December 31, 1998), with
    final maturity in September 2003             6,650,000           -

  Term note, payable in monthly installments
    of $83,333 plus interest at 6.4%, with
    final maturity in April 1999                   333,309      1,333,317

  Obligations under industrial development
    revenue bonds, variable rates, with
    maturities in August 2010 and April 2011,
    collateralized by specific real estate       3,403,525      3,676,723

  Real estate mortgages, variable rate,
    with maturity through July 2001                511,528      1,741,532
                                                ----------     ----------
         Total                                  20,318,182     19,479,395

              Less, Current maturities           2,014,975      2,119,692
                                                ----------     ----------
         Long-term debt                       $ 18,303,207   $ 17,359,703
                                                ----------     ----------
                                                ----------     ----------
                                Page 30 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

E.  LONG-TERM DEBT, Concluded.
The revolving line of credit, term notes and a letter of credit facility are part of a master credit agreement (the "Credit Agreement"). All borrowings under the Credit Agreement are unsecured. The Credit Agreement provides for a credit facility as defined, up to $18 million and increasing to $25 million during the period each year from February 1 to June 30. Interest on outstanding borrowings under the revolving line of credit is based on the bank's prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company's leverage ratio, as defined. The weighted average interest rate on borrowings outstanding at December 31, 1998 and 1997 was 7.2% and 7.4%, respectively. The revolving line of credit also requires a quarterly commitment fee ranging from 1/8% to 3/16% per annum depending on the Company's leverage ratio and based upon the annualized average unused portion. All amounts outstanding under the revolving line of credit will be due at maturity, April 30, 2001.

Outstanding letters of credit, which reduce availability under the credit facility, aggregated $1.2 million at December 31, 1998 and 1997. Under a separate agreement, the Company has an outstanding $3.0 million irrevocable letter of credit in favor of the bond trustee as a credit enhancement for bondholders of one of the industrial development revenue bonds.

The Credit Agreement contains, among other matters, certain restrictive covenants including maintenance of a minimum consolidated tangible net worth of $30 million plus 50% of cumulative net income of the Company, as defined, commencing with the year ended December 31, 1998 ($34.5 million at December 31, 1998), minimum consolidated working capital of $10 million and required financial ratios.

The Company's cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit. Checks outstanding in excess of bank balances at December 31, 1998 and 1997 aggregated $4,320,000 and $4,228,000, respectively.

The Company's previously outstanding 8.6% convertible Series B notes were converted into 263,262 shares of Class A Common Stock on May 21, 1996 at a conversion price of $4.31. The subordinated debt was payable to a related party (an entity which already had a direct and beneficial ownership interest in the Company's Common Stock).

Maturities of long-term debt for each of the next five years are as follows:
1999 - $2,014,975; 2000 - $1,715,000; 2001 - $11,468,016; 2002 - $ 1,666,667
and 2003 - $1,283,332.
                                Page 31 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

F.  RETIREMENT PLAN.
The Company maintains a defined contribution plan which covers substantially all employees of the Company and its participating subsidiaries who have reached the age of twenty-one years and have completed one year of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match twenty-five percent (fifteen percent prior to December 1, 1997) of employees' contributions up to six percent of the employees' compensation. The Board of Directors may increase or decrease the Company's contribution on a year-by-year basis. Expense related to this plan for the years ended December 31, 1998, 1997 and 1996 was $317,632, $172,740 and $147,762, respectively.


G.  STOCKHOLDERS' EQUITY.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock
($1 par value), of which none has been issued. The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

Common Stock
The Board of Directors approved the following 5% common stock dividends during the years ended December 31, 1998 and 1997:

              Declaration            Record                 Paid
                  Date                Date                  Date
            April 29, 1997        May 12, 1997          May 19, 1997
            October 29, 1997      November 10, 1997     November 17, 1997
            May 12, 1998          May 25, 1998          June 1, 1998
            October 29, 1998      November 13, 1998     November 20, 1998

All per share data have been adjusted to reflect the stock dividends on a retroactive basis.

Convertible Class B Common Stock
Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors, rounded to the lowest whole number. Holders of Class B Common Stock elect the remainder of the directors.
                                Page 32 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

G.  STOCKHOLDERS' EQUITY, Continued.
Stock Options
During 1992, the Company adopted the 1992 Stock Option Plan under which 401,117 (adjusted for all subsequent stock dividends) shares of Class A Common Stock were reserved for grant. On October 29, 1998, the Company's Board of Directors approved, subject to ratification by the Company's stockholders, the 1998 Stock Option Plan under which 682,500 (adjusted for November 1998 stock dividend) shares of Class A Common Stock were reserved for grant. Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. No options may be exercised during the first year after the date of grant. Options are exercisable cumulatively in three installments of 33 1/3 % each year thereafter. Options granted under the stock option plans expire five years after the date of grant.

The following table summarizes stock option activity:
                                                                 Weighted -
                                                                  Average
                                                  Number         Exercise
                                                of Shares         Price
Outstanding, January 1, 1996                     212,679          $ 3.11
     Granted                                      60,767            5.86
     Exercised                                   (37,168)           1.49
                                                ---------
Outstanding, December 31, 1996                   236,278            4.07
     Granted                                       2,430            5.97
     Exercised                                   (25,403)           2.91
     Expired or canceled                          (6,440)           4.72
                                                ---------
Outstanding, December 31, 1997                   206,865            4.22
     Granted                                     234,675            8.27
     Exercised                                  (117,040)           3.44
     Expired or cancelled                        (22,972)           4.88
                                                ---------
Outstanding, December 31, 1998                   301,528            7.64
                                                ---------
                                                ---------

As of December 31, 1998, 605,900 shares were reserved for the granting of future stock options, compared to 135,103 shares at December 31, 1997.
                                Page 33 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

G.  STOCKHOLDERS' EQUITY, Continued.
Options outstanding at December 31, 1998 are exercisable at prices ranging from $4.49 to $8.27 and have a weighted-average remaining contractual life of
4.2 years. Information about stock options outstanding and exercisable at December 31, 1998 is as follows:

                           Options Outstanding           Options Exercisable
                  ----------------------------------- ------------------------
                     Number     Weighted -              Number
                  Outstanding    Average   Weighted - Exercisable   Weighted -
                       At       Remaining   Average       At          Average
   Range of       December 31, Contractual  Exercise  December 31,   Exercise
Exercise Price        1998         Life       Price      1998          Price
--------------    ------------ ----------- ---------- ------------  ----------
$4.49 - $5.97        72,103     2.07 years    $5.61      51,710        $5.51
    $8.27           229,425     4.83 years     8.27        -             -
                    -------                              ------
                    301,528                              51,710
                    -------                              ------
                    -------                              ------

At December 31, 1997 and 1996 there were exercisable options outstanding to purchase 165,576 and 168,870 shares at a weighted-average exercise price of $3.81 and $3.41, respectively.

The weighted-average grant-date fair values of options granted during the years ended December 31, 1998, 1997 and 1996 were $2.87, $2.25 and $2.19, respectively.

Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been:

                                        1998         1997        1996
Pro forma net income                 $8,948,357   $8,538,715  $5,077,656
Pro forma net income per share:
  Basic                                     .78          .74         .46
  Diluted                                   .78          .74         .44

The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                        1998         1997        1996
Risk free interest rate                  4.5%         6.5%        6.3%
Expected life                         5 years      5 years     5 years
Expected volatility                     29.8%        28.4%       28.4%
Expected dividends                       -            -           -
                                Page 34 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

G.  STOCKHOLDERS' EQUITY, Concluded.
Callable Warrants
At December 31, 1995, the Company had 2,480,762 outstanding 1993 Callable Warrants. Each 1993 Callable Warrant entitled the holder to purchase .55 share of Class A Common Stock at an exercise price of $5.45 per whole share. Effective February 16, 1996, the Board of Directors modified the exercise provisions of the warrants to allow warrant holders the option of exchanging 5 warrants for 1 share of Class A Common Stock or to satisfy the exercise price in cash. During the year ended December 31, 1996, 278,702 warrants were exercised for cash, 2,141,705 warrants were exchanged for Class A Common Stock on a 5 warrants for 1 share basis and 60,355 warrants expired on June 9, 1996.


H.  INCOME TAXES.
Income taxes applicable to income before income taxes and extraordinary loss consist of the following:
                             1998          1997          1996
Federal:
  Current                $ 5,099,000   $ 4,441,000   $ 3,051,000
  Deferred                   268,000        63,000       (21,000)
                         -----------   -----------   -----------
                           5,367,000     4,504,000     3,030,000
                         -----------   -----------   -----------
State:
  Current                  1,275,000     1,058,000       646,000
  Deferred                    58,000        15,000        (5,000)
                         -----------   -----------   -----------
                           1,333,000     1,073,000       641,000
                         -----------   -----------   -----------
      Total              $ 6,700,000   $ 5,577,000   $ 3,671,000
                         -----------   -----------   -----------
                         -----------   -----------   -----------

The components of the net deferred tax asset and the net deferred tax liability were as follows:
                                          1998           1997
Current deferred tax asset (liability):
  Receivables                          $   100,586   $  (148,983)
  Inventories                              197,588       247,283
  Accrued liabilities                      788,228       840,035
  Other                                     (4,563)       35,322
                                       -----------   ----------
      Deferred tax asset               $ 1,081,839   $   973,657
                                       -----------   -----------
                                       -----------   -----------
Long-term deferred tax liability
  (asset):
    Depreciation                       $ 1,228,330   $   900,605
    Other                                  104,677        (1,780)
                                       -----------   -----------
      Deferred tax liability           $ 1,333,007   $   898,825
                                       -----------   -----------
                                       -----------   -----------
                                Page 35 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

H.  INCOME TAXES, Concluded.
A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate (35% in 1998 and 1997 and 34% in 1996) to income before income taxes and extraordinary loss is as follows:

                                      1998         1997         1996
Income taxes at statutory rate    $ 5,946,900  $ 4,946,300  $ 2,977,700
State income taxes, net of
  federal benefit                     866,500      697,500      423,100
Amortization of goodwill               36,900       36,900       35,800
Loss (earnings) of Honduran
  subsidiary (operating in
  government free zone), not
  subject to U.S. income taxes       (116,900)        -          98,000
Other                                 (33,400)    (103,700)     136,400
                                  -----------  -----------  -----------
      Total                       $ 6,700,000  $ 5,577,000  $ 3,671,000
                                  -----------  -----------  -----------
                                  -----------  -----------  -----------


I.  ACQUISITION.
On February 28, 1996, the Company acquired the business operations and operating assets of SD Enterprises, Inc., an Elkhart, Indiana company that converts minivans for use by wheelchair-bound drivers and passengers. The cash purchase price of $221,725 approximated the fair value of the acquired assets. This acquisition was accounted for as purchase, and the net assets and results of operations have been included in the Company's consolidated financial statements from the acquisition date. Pro forma financial information has not been presented as it is not materially different from the Company's historical results.


J.  COMMITMENTS AND CONTINGENCIES.
Lease Commitments and Related Party Transactions
The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates through May 2002. Certain of the lease agreements are with a related party (a partnership in which certain directors of the Company are the partners) for which related party rent expense was $477,462, $478,162 and $478,162 for the years ended December 31, 1998, 1997 and 1996, respectively.

The rent expense under all operating leases aggregated $1,026,699, $1,004,762 and $1,139,210 for the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998, future minimum annual rental payments under noncancelable operating leases aggregated $1,301,400, and are payable as follows: 1999 - $826,200; 2000 - $396,000; 2001 - $65,700 and 2002 - $13,500.
                                Page 36 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued
J.  COMMITMENTS AND CONTINGENCIES, Continued.
Lease Commitments and Related Party Transactions, Concluded
In addition to the above related party lease transaction, the Company purchases delivery services from a company owned by an officer/director of the Company. During the years ended December 31, 1998, 1997 and 1996, the Company purchased delivery services from this related party aggregating $2,498,000, $2,152,000 and $1,321,000, respectively.

Obligation To Purchase Consigned Inventories
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturer under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer's agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company's various production facilities under the conditions that the Company will store such chassis and will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within 90 days of delivery to the Company, the Company is required to pay a finance charge on the chassis. At December 31, 1998 and 1997, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated $17.9 million and $28.2 million, respectively. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

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

Stock Repurchase Program
On September 2, 1998, the Board of Directors authorized the Company to repurchase up to 500,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions through the close of business on February 26, 1999. Through December 31, 1998, the Company has purchased 30,859 shares under the stock repurchase program.
                                Page 37 of 106
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financials, Concluded

J.  COMMITMENTS AND CONTINGENCIES, Concluded.
Financial Instruments With Off Balance Sheet Risk
On September 30, 1998, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on certain of its floating rate debt (bank term note). The swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the agreement (which generally coincides with the term of the related debt) without exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss. The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense. As of December 31, 1998, under a swap agreement, the Company has exchanged $6.65 million notional amount of floating rate debt for a fixed rate of 6.7% through September 30, 2003.

The actual market or credit exposure of these types of financial instruments are significantly less than the notional amounts. The primary risk associated with the swaps is the inability of counterparties to meet the terms of the contracts. The Company does not expect the counterparties to fail to meet their respective obligations.

Other
The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and or amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or results of operation of the Company.
                                Page 38 of 106
                   SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                      Column C
                          Column B    Additions
                           Balance    Charged to                    Column E
 Column A                 Beginning   Costs and     Column D        Balance
Description                Period     Expenses     Deductions    End of Period
Year ended December 31,
  1998:
    Reserves and
      allowances
      deducted from
      asset accounts:

        Allowance for
          doubtful
          receivables:   $ 555,000   $ 533,000   $ 397,000 (1)   $ 691,000 (2)

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

(1)  Uncollectible accounts written off, net of recoveries.
(2) Reflected in the consolidated balance sheet as follows: deducted from accounts receivable - $456,000 at December 31, 1998 and $430,000 at December 31, 1997 and 1996; deducted from other receivables included in other assets - $235,000 at December 31, 1998 and $125,000 at December 31, 1997 and 1996.
                                Page 39 of 106
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.


                                  PART III

ITEM 10. DIRECTORS AND EXRCUTIVE OFFICERS OF THE REGISTRANT.
(a) Directors - Certain information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Election of Directors" of the proxy statement.

(b) Executive Officers - See "Executive Officers of the Registrant" in Item 1 of Part 1 of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Executive Compensation" of the proxy statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Security Ownership of Certain Beneficial Owners and Management" of the proxy statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Transactions with Management" of the proxy statement.
                                Page 40 of 106
                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a. The following financial statements and financial statement schedule are included in Item 8 herein:
         1.  Financial Statements:
             Report of Independent Accountants
             Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December
               31, 1998, 1997 and 1996
             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
             Consolidated Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996
             Notes to the Consolidated Financial Statements

         2.  Financial Statement Schedule:
             Schedule II - Valuation and Qualifying Accounts

         3.  Exhibits:
             See Index to Exhibits

     b.  Reports on Form 8-K

No report on Form 8-K was filed during the three-month period ended December 31, 1998.
                                Page 41 of 106
                                  SIGNATURES

Pursuant to the requirements of the Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                             SUPREME INDUSTRIES, INC.

Date:  March 26, 1999                        By: /s/Herbert M. Gardner
                                                 Herbert M. Gardner, Chairman
                                                 of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/Herbert M. Gardner         Chairman of the Board            March 26, 1999
Herbert M. Gardner              and President (Principal
                                Executive Officer)

/s/Omer G. Kropf              Executive Vice President         March 26, 1999
Omer G. Kropf                   and Director

/s/William J. Barrett         Secretary, Assistant             March 26, 1999
William J. Barrett              Treasurer and Director

/s/Robert W. Wilson           Executive Vice President         March 26, 1999
Robert W. Wilson                Treasurer, Chief Financial
                                Officer and Director
                                (Principal Financial and
                                Accounting Officer)

/s/Robert J. Campbell         Director                         March 26, 1999
Robert J. Campbell

/s/Thomas Cantwell            Director                         March 26, 1999
Thomas Cantwell

/s/Rice M. Tilley, Jr.        Assistant Secretary              March 26, 1999
Rice M. Tilley, Jr.

/s/H. Douglas Schrock         Director                         March 26, 1999
H. Douglas Schrock

/s/Rick L. Horn               Director                         March 26, 1999
Rick L. Horn
                                Page 42 of 106
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

4.4  Third Amendment to Credit Agreement dated June 23, 1998.
                                Page 43 of 106
4.5 Fourth Amendment to the Credit Agreement dated September 30, 1998 signed in connection with certain long term indebtedness.

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

10.3  The Company's 1998 Stock Option Plan.

10.4 Inventory Loan and Security Agreement dated October 12, 1988, among General Motors Acceptance Corporation and the Company, its subsidiaries, and certain subsidiaries of Supreme Corporation, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.5 Form of Demand Promissory Note dated September 28, 1988, from the Company, and relating to the Agreement described 10.3 above, filed as Exhibit
10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.6 Intercreditor Agreement dated as of December 31, 1991, among General Motors Acceptance Corporation and Congress Financial Corporation, and relating to the Agreement described in 10.3 above filed as Exhibit 10.14 to the Company's annual report on Form 10-K for the fiscal year ended
December 31, 1991, and incorporated herein by reference.

10.7 Pool Company Wholesale Finance Plan Application for Wholesale Financing and Security Agreements, dated December 5, 1990, among Ford Motor Credit Company and each of Supreme Corporation, Supreme Truck Bodies of California, Inc., Supreme Corporation of Texas, and Supreme Mid-Atlantic Corporation, filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.
                                Page 44 of 106
10.8 Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Goshen, Indiana facilities, filed as exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.9 Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.10 Lease dated August 27, 1990, between Supreme Truck Bodies of California, Inc. and Edgar Maas, individually and as Trustee of the Marsha Maas Testamentary Trust, relating to Supreme Corporation's Riverside, California facility, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.11 License Agreement dated to be effective November 5, 1992, between Supreme Corporation as licensee and ACCGRUPPENAB, a Swedish Corporation, as licensor, with respect to certain know-how and patent rights, filed as exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.12 Employment Contract dated to be effective May 1, 1998, between Supreme Corporation and Omer G. Kropf.

10.13 Consulting Agreement dated to be effective January 1, 1993, between the Company and William J. Barrett, filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.14 Consulting Agreement dated to be effective January 1, 1993, between the Company and Herbert M. Gardner, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.15 Consulting Agreement dated to be effective April 15, 1993, between the Company and Rice M. Tilley, Jr., filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.
                                Page 45 of 106
10.16 Consulting Agreement dated to be effective April 15, 1993, between the Company and H. Douglas Schrock, filed as Exhibit 10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.17 Employment Contract dated to be effective January 1, 1998, between Supreme Corporation and Robert W. Wilson, filed as exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

21.1  Subsidiaries of the Company.

23.1  Consent of Independent Accountants.

27.1  Financial data schedule.
                                Page 46 of 106
Exhibit 4.4
                     THIRD AMENDMENT TO CREDIT AGREEMENT

THIS THIRD AMENDMENT TO CREDIT AGREEMENT, dated as of June 23, 1998 (this "Amendment"), is among SUPREME INDUSTRIES, INC., a Delaware corporation ("SI") and SUPREME CORPORATION, a Texas corporation ("SC" and together with SI referred to collectively as the "Borrowers" and each individually as a "Borrower") and NBD BANK, an Indiana banking corporation (the "Bank").

                                 RECITALS
A.	The Borrowers and the Bank are parties to a Credit Agreement, dated as of
April 25, 1994, as amended by a First Amendment to Credit Agreement dated as of February 20, 1996 and a Second Amendment to Credit Agreement dated as of October 25, 1996 (as now and hereafter amended, the "Credit Agreement"), pursuant to which the Bank agreed, subject to the terms and conditions thereof, to extend credit to the Borrowers.

B.	The Borrowers desire to amend the Credit Agreement and the Bank is willing to do so strictly in accordance with the terms hereof.

                                  TERMS
In consideration of the premises and of the mutual agreements herein contained, the parties agree as follows:

ARTICLE I.	AMENDMENTS.  Upon fulfillment of the conditions set forth in
Article III hereof, the Credit Agreement shall be amended as follows:

1.1	The paragraph after "Introduction" shall be amended by deleting the reference to "$14,000,000, increasing to $20,000,000 during the period each year from February 1 through June 30" and inserting the following in place thereof: "$18,000,000, increasing to $25,000,000 during the period each year from February 1 through June 30".

1.2	Section 1.1 shall be amended as follows:
(a)	The definition of "Applicable Margin" shall be deleted in its entirety and the following shall be inserted:
                                Page 47 of 106
"Applicable Margin" shall mean the percentage per annum set forth in accordance with the then-applicable Leverage Ratio:

          Leverage Ratio                Eurodollar Rate Loans   Commitment Fee
Greater than or equal to 1.25 to 1.0             1.00%              .1875%

Greater than 1.25 to 1.0 but less than
  or equal to .75 to 1.0                         .875%               .125%

Less than .75 to 1.0                              .75%               .125%

(b)	The definition of "Commitment" shall be deleted in its entirety and the following shall be inserted in place thereof:

"Commitment" shall mean the commitment of the Bank to make Loans and Letter of Credit Advances pursuant to Section 2.1 in amounts not exceeding an aggregate principal amount outstanding at any time of $18,000,000, increasing to $25,000,000 during the period each year from and including February 1 to and including June 30, as such amount may be reduced from time to time pursuant to Section 2.2. The Term Loan was disbursed by the Bank on the Effective Date.

(c)	The definition of "Termination Date" shall be amended by deleting the reference in clause (a) to "April 30, 1999" and inserting "April 30, 2001" in place thereof.

1.3	Section 2.3(a) shall be deleted in its entirety and the following shall be inserted in place thereof:

(a)	The Borrower agrees to pay to the Bank a commitment fee on the daily average unused amount of the Commitment, for the period from the Effective Date to but excluding the Termination Date, at a per annum rate equal to the Applicable Margin. Accrued commitment fees shall be payable quarterly in arrears on the last Business Day of each April, July, October and January, commencing on the first such Business Day occurring after the date of this Agreement, and on the Termination Date.
                                Page 48 of 106
1.4	Sections 5.2(b) and (c) shall be deleted in their entirety and the following shall be inserted in place thereof:

(b)	Working Capital.  Permit or suffer the Consolidated Working Capital of the Borrower and its Subsidiaries to be less than $10,000,000 as of the end of any fiscal quarter of the Borrower, commencing with the fiscal quarter ending June 30, 1998.

(c)	Tangible Capital Funds.  Permit or suffer Consolidated Tangible Capital
Funds of the Borrower and its Subsidiaries to be less than the sum of (i) $30,000,000 plus (ii) an amount equal to 50% of Cumulative Net Income of the Borrower and its Subsidiaries for each fiscal year of the Borrower commencing with the fiscal year ending December 31, 1998.

1.5	Section 5.2(k) shall be deleted in its entirety and the following shall be inserted in place thereof:
[Intentionally Reserved.]

1.6	Section 5.2(l) shall be deleted in its entirety and the following shall be inserted in place thereof:
[Intentionally Reserved.]

1.7	The form of Revolving Credit Note attached as Exhibit A-1 shall be substituted and replaced with the form of Revolving Credit Note attached hereto (the "New Revolving Credit Note").

ARTICLE II.	REPRESENTATIONS.  Each Borrower represents and warrants to the
Bank that:

2.1	The execution, delivery and performance of this Amendment and the New
Revolving Credit Note are within its powers, have been duly authorized and are not in contravention with any law, of the terms of its Articles of Incorporation or By-laws, or any undertaking to which it is a party or by which it is bound.
                                Page 49 of 106
2.2	This Amendment is and the New Revolving Credit Note when issued hereunder will be, the legal, valid and binding obligations of the Company enforceable against it in accordance with the terms thereof.

2.3	After giving effect to the amendments herein contained, the
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
all of their obligations under all documents executed in connection with the Credit Agreement and all actions taken by the Bank are reasonable and appropriate under the circumstances and within their rights under the Credit Agreement and all other documents executed in connection therewith and otherwise available.  Each Borrower represents and warrants that it is not aware of any claims or causes of action against the Bank, any participant lender or any of their successors or assigns.
                                Page 50 of 106
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

WITNESS WHEREOF, the parties signing this Amendment have caused this Amendment to be executed and delivered as of June 23, 1998.

                                         SUPREME INDUSTRIES, INC.
                                         By: ___________________________
                                             Its: ______________________

                                         SUPREME CORPORATION
                                         By: ___________________________
                                             Its: ______________________
                                Page 51 of 106
                                         NBD BANK
                                         By: ___________________________
                                             Its: ______________________
                                Page 52 of 106
                             CONSENT AND AGREEMENT

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

                                         SUPREME CORPORATION OF TEXAS
                                         By: ___________________________
                                             Its: ______________________
                                Page 53 of 106
                                         SUPREME TRUCK BODIES OF CALIFORNIA,
                                         INC.
                                         By: ____________________________
                                             Its: _______________________

                                         SUPREME MID-ATLANTIC CORPORATION
                                         By: ____________________________
                                             Its: _______________________

                                         SC FREEDOM ONE, INC.
                                         By: ___________________________
                                             Its: ______________________
                                Page 54 of 106
                                         ATLANTIC SALES CORPORATION
                                         By: ___________________________
                                             Its: ______________________

                                         SUPREME/MURPHY TRUCK BODIES, INC.
                                         By: ____________________________
                                             Its: _______________________

                                         SC TOWER LAMINATING, INC.
                                         By: ____________________________
                                             Its: _______________________
                                Page 55 of 106
Exhibit 4.5

                    FOURTH AMENDMENT TO CREDIT AGREEMENT

THIS FOURTH AMENDMENT TO CREDIT AGREEMENT, dated as of September30, 1998 (this "Amendment"), is among SUPREME INDUSTRIES, INC., a Delaware corporation ("SI") and SUPREME CORPORATION, a Texas corporation ("SC" and together with SI referred to collectively as the "Borrowers" and each individually as a "Borrower") and NBD BANK, an Indiana banking corporation (the "Bank").

                                  RECITALS
A.	The Borrowers and the Bank are parties to a Credit Agreement, dated as of
April25, 1994, as amended by a First Amendment to Credit Agreement dated as of February20, 1996, a Second Amendment to Credit Agreement dated as of October25, 1996 and a Third Amendment to Credit Agreement dated as of June
23, 1998 (as now and hereafter amended, the "Credit Agreement"), pursuant to which the Bank agreed, subject to the terms and conditions thereof, to extend credit to the Borrowers.

B.	The Borrowers desire to amend the Credit Agreement to provide for an additional term loan in the original principal amount of $7,000,000 and the Bank is willing to do so strictly in accordance with the terms hereof.

                                    TERMS
In consideration of the premises and of the mutual agreements herein contained, the parties agree as follows:

ARTICLE I.	AMENDMENTS.  Upon fulfillment of the conditions set forth in
Article III hereof, the Credit Agreement shall be amended as follows:

1.1	Section 1.1 shall be amended as follows:

(a)	The definition of "Commitment" shall be amended by deleting the last sentence and inserting the following in place thereof:

"Term Loan A was disbursed on the Effective Date and Term Loan B shall be disbursed on the Fourth Amendment Effective Date in the original principal amount of $7,000,000."
                                 Page 56 of 106
(b)	The definition of "Eurodollar Interest Period" shall be amended by adding a new clause (d) to read as follows:

(d)	the Eurodollar Interest Period for Term Loan B shall be one month.

(c)	The definition of "Maturity Date" shall be deleted and the following shall be inserted in place thereof:

"Maturity Date" shall mean, with respect to Term Loan A, April 30, 1999, and, with respect to Term Loan B, September 30, 2003.

(d)	The definitions of "Term Loan" and "Term Note" shall be deleted and the following shall be inserted in place thereof:

"Term Loan" shall mean Term Loan A and Term Loan B.

"Term Note" shall mean any promissory note of the Borrower evidencing the Term Loan in substantially the form annexed hereto as Exhibit A2 with respect to Term Loan A ("Term Note A"), and Exhibit A3 with respect to Term Loan B ("Term Note B"), in each case as amended or modified form time to time and together with any promissory note or notes issued in exchange or replacement therefor.

(e)	The following definitions shall be added in appropriate alphabetical order:

"Fourth Amendment Effective Date" shall mean September30, 1998.

"Term Loan A" shall mean the borrowing under Section 2.4 evidenced by Term Note A and made on the Effective Date pursuant to Section 2.1.

"Term Loan B" shall mean the borrowing under Section 2.4 evidenced by Term Note B and made on the Fourth Amendment Effective Date pursuant to Section 2.1.

1.2	Section 2.1(b) shall be deleted and the following shall be inserted in place thereof:

(b)	Term Loan.  The Bank made Term Loan A to the Borrower on the Effective
Date. The Bank further agrees, subject to the terms and conditions of this Agreement, to make Term Loan B to the Borrower on the Fourth Amendment Effective Date in an original principal amount of $7,000,000.
                                Page 57 of 106
1.3	Section 3.1(a)(ii) shall be amended by inserting "Term Loan A" for each and every reference therein to "Term Loan" and by adding a new clause 3.1(a)(iii) at the end thereof to read as follows:

"and (iii) the Company shall pay to the Bank the outstanding principal amount of Term Loan B in 59 equal monthly installments in the amount of $118,644 payable on the last Business Day of each month commencing on October 31, 1998 and a final installment on the Maturity Date, when the entire outstanding principal amount of Term Loan B shall be due and payable.

1.4	Section 3.2 shall be amended by adding the following language at the end of clause (a): "and Term Loan B" and by amending clause (b) to insert "Term Loan A" in the place of the reference therein to "Term Loan".

1.5	Exhibit A3 shall be added to the Credit Agreement in the form attached hereto as Exhibit A3.


ARTICLE II.	REPRESENTATIONS.  Each Borrower represents and warrants to the
Bank that:

2.1	The execution, delivery and performance of this Amendment and Term Note B are within its powers, have been duly authorized and are not in contravention with any law, of the terms of its Articles of Incorporation or By-laws, or any undertaking to which it is a party or by which it is bound.

2.2	This Amendment is and the Term Note B when issued hereunder will be, the legal, valid and binding obligations of the Borrower enforceable against it in accordance with the terms thereof.

2.3	After giving effect to the amendments herein contained, the
representations and warranties contained in Article IV of the Credit Agreement are true on and as of the date hereof with the same force and effect as if made on and as of the date hereof.

2.4	No Event of Default or any event or condition which might become an Event of Default with notice or lapse of time, or both, exists or has occurred and is continuing on the date hereof.


ARTICLE III.	CONDITIONS OF EFFECTIVENESS.  This Amendment shall not become effective until each of the following has been satisfied:

3.1	This Amendment shall be signed by the Borrowers and the Bank.

3.2	Term Note B shall be signed and delivered by the Borrowers to the Bank.

3.3	Each of the Guarantors shall have executed the Consent and Agreement at the end of this Amendment.


ARTICLE IV.	MISCELLANEOUS.
                                Page 58 of 106
4.1	References in the Credit Agreement or in any note, certificate,
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

IN WITNESS WHEREOF, the parties signing this Amendment have caused this Amendment to be executed and delivered as of September 30, 1998.

                                         SUPREME INDUSTRIES, INC.
                                         By: ____________________________
                                             Its: _______________________

                                         SUPREME CORPORATION
                                         By: ____________________________
                                             Its: _______________________
                                Page 59 of 106
                                         NBD BANK
                                         By: ____________________________
                                             Its: _______________________
                                Page 60 of 106
                            CONSENT AND AGREEMENT

As of the date and year first above written, each of the undersigned hereby:

(a)	fully consents to the terms and provisions of the above Amendment and the consummation of the transactions contemplated hereby and agrees to all terms and provisions of the above Amendment applicable to it;

(b)	agrees that each Guaranty and all other agreements executed by any of the undersigned in connection with the Credit Agreement or otherwise in favor of the Bank (collectively, the "Security Documents") are hereby ratified and confirmed and shall remain in full force and effect, and each of the undersigned acknowledges that it has no setoff, counterclaim or defense with respect to any Security Document and that "Guaranteed Obligations", as defined in the Guaranty, also includes Term Loan B; and

(c)	acknowledges that its consent and agreement hereto is a condition to the
Bank's obligation under this Amendment and it is in its interest and to its financial benefit to execute this consent and agreement.

                                         SUPREME CORPORATION OF TEXAS
                                         By: ____________________________
                                             Its: _______________________

                                         SUPREME TRUCK BODIES OF CALIFORNIA,
                                         INC.
                                         By: ____________________________
                                             Its: _______________________

                                         SUPREME MID-ATLANTIC CORPORATION
                                         By: ____________________________
                                             Its: _______________________
                                Page 61 of 106
                                         SC FREEDOM ONE, INC.
                                         By: ____________________________
                                             Its: _______________________

                                         ATLANTIC SALES CORPORATION
                                         By: ____________________________
                                             Its: _______________________

                                         SUPREME/MURPHY TRUCK BODIES, INC.
                                         By: ____________________________
                                             Its: _______________________

                                         SC TOWER LAMINATING, INC.
                                         By: ____________________________
                                             Its: _______________________
                                Page 62 of 106
                                 EXHIBIT A-3

                                 TERM NOTE B

$7,000,000                                                 September 30, 1998

FOR VALUE RECEIVED, SUPREME INDUSTRIES, INC., a Delaware corporation, and SUPREME CORPORATION, a Texas corporation (together, the "Borrower"), hereby jointly and severally promise to pay to the order of NBD BANK, an Indiana banking corporation (the "Bank"), at its principal office in the City of Elkhart, Indiana , or such other place as the Bank or the holder hereof may from time to time specify, in lawful money of the United States of America and in immediately available funds, the principal sum of Seven Million
Dollars ($7,000,000), or such lesser amount as is recorded on the books and records of the Bank in fifty-nine equal monthly installments of principal in the amount of $118,644 payable on the last Business Day of each month, commencing on the last Business Day of October, 1998 to and including the Maturity Date when the entire outstanding principal amount of the Term Loan B evidenced hereby, and all accrued interest thereon, shall be due and payable; and to pay interest on the unpaid principal balance hereof from time to time outstanding, in like money and funds, for the period from the date hereof until the Term Loan B evidenced hereby shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement referred to below.

The Bank is hereby authorized by the Borrower to record on its books and records, the date and the amount of the Term Loan B, the applicable interest rate and type and the duration of the related Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for on such books and records, which books and records shall constitute prime facie evidence of the information so recorded, provided, however, that any failure by the Bank to record any such notation shall not relieve the Borrower of its obligation to repay the outstanding principal amount of this Term Loan B, all accrued interest hereon and any amount payable with respect hereto in accordance with the terms of this Term Note B and the Credit Agreement.

The Borrower and each endorser or guarantor hereof waives presentment, protest, notice of dishonor and any other formality in connection with this Term Note B. Should the indebtedness evidenced by this Term Note B or any part thereof be collected in any proceeding or be placed in the hands of attorneys for collection, the Borrower agrees to pay, in addition to the principal, interest and other sums due and payable hereon, all costs of collection this Term Note B, including attorneys' fees and expenses.

This Term Note B evidences a Term Loan B made under a Credit Agreement, dated as of April 25, 1994, as amended (as amended or modified from time to time, the "Credit Agreement"), by and between the Borrower and the Bank, to which reference is hereby made for a statement of the circumstances under which this Term Note B is subject to prepayment and under which its due date may be accelerated and a description of the collateral and security securing this Term Note B. Capitalized terms used but not defined in this Term Note B shall have the respective meanings assigned to them in the Credit Agreement.

This Term Note B is made under, and shall be governed by and construed in accordance with, the laws of the State of Michigan in the same manner applicable to contracts made and to be performed entirely within such State and without giving effect to choice of law principles of such State.
                                Page 63 of 106
                                         SUPREME INDUSTRIES, INC.
                                         By: ___________________________
                                             Its: ______________________

                                         SUPREME CORPORATION
                                         By: ___________________________
                                             Its: ______________________
                                Page 64 of 106
Exhibit 10.3

                           1998 Stock Option Plan
                                      of
                          Supreme Industries, Inc.

                                Page 65 of 106

                              Table of Contents
                                                                   Page
Article I:  Definitions
     Sec. 1:1.     Act                                               1
     Sec. 1:2.     Affiliates                                        1
     Sec. 1:3.     Agreement                                         2
     Sec. 1:4.     Board of Directors                                2
     Sec. 1:5.     Code                                              2
     Sec. 1:6.     Committee                                         2
     Sec. 1:7.     Eligible Individuals                              2
     Sec. 1:8.     Fair Market Value                                 2
     Sec. 1:9.     Holder                                            2
     Sec. 1:10.    Incentive Stock Options                           2
     Sec. 1:11.    Nonstatutory Stock Options                        2
     Sec. 1:12.    Options                                           2
     Sec. 1:13.    Stock                                             2

Article II: Stock and Maximum Number of Shares Subject to the Plan 3 Sec. 2:1. Description of Stock and Maximum Shares Allocated 3
     Sec. 2:2.     Restoration of Shares                             3

Article III:  Administration of the Plan                             3
     Sec. 3:1.     Stock Option Committee                            3
     Sec. 3:2.     Duration, Removal, Etc.                           3
     Sec. 3:3.     Meetings and Actions of Committee                 3
     Sec. 3:4.     Committee's Powers                                3
                                Page 66 0f 106
Article IV:  Eligibility and Participation                           4
     Sec. 4:1.     Elibible Individuals                              4
     Sec. 4:2.     No Right to Option                                4

Article V:  Grant of Options and Certain Terms of the Agreements     5
     Sec. 5:1.     Determination of Eligible Individuals             5
     Sec. 5:2.     Date of Grant
     Sec. 5:3.     Stock Option Agreement                            5
     Sec. 5:4.     Forfeiture of Stock                               5
     Sec. 5:5.     Cash Awards                                       5

Article VI:  Terms and Conditions of Options                         6
     Sec. 6:1.     Number of Shares                                  6
     Sec. 6:2.     Exercise Price                                    7
     Sec. 6:3.     Medium and Time of Payment, Method of
                     Exercise, and Withholding Taxes                 7
     Sec. 6:4.     Terms, Time of Exercise, and Transferability
                     of Options                                      9
     Sec. 6:5.     Limitation on Aggregate Value of Shares That
                     May Become First Exercisable During Any
                     Calendar Year Under an Incentive Stock Option  12
     Sec. 6:6.     Adjustments Upon Changes in Capitalization,
                     Merger, Etc.                                   12
     Sec. 6:7.     Rights as a Shareholder                          13
     Sec. 6:8.     Modification, Extension, and Renewal of Options  13
     Sec. 6:9.     Furnish Information                              14
     Sec. 6:10.    Obligation to Exercise; Termination of
                     Employment                                     14
     Sec. 6:11.    Agreement Provisions                             14
                                Page 67 of 106
Article VII:  Duration of Plan                                      14

Article VIII:  Amendment of Plan                                    15

Article IX:  General                                                15
     Sec. 9:1.     Application of Funds                             15
     Sec. 9:2.     Right of Company and Affiliates to
                     Terminate Employment                           15
     Sec. 9:3.     No Liability for Good Faith Determinations       15
     Sec. 9:4.     Information Confidential                         15
     Sec. 9:5.     Other Benefits                                   16
     Sec. 9:6.     Execution of Receipts and Releases               16
     Sec. 9:7.     No Guarantee of Interests                        16
     Sec. 9:8.     Payment of Expenses                              16
     Sec. 9:9.     Company Records                                  16
     Sec. 9:10.    Information                                      16
     Sec. 9:11.    No Liability of Company                          16
     Sec. 9:12.    Company Action                                   16
     Sec. 9:13.    Severability                                     17
     Sec. 9:14.    Notices                                          17
     Sec. 9:15.    Waiver of Notice                                 17
     Sec. 9:16.    Successors                                       17
     Sec. 9:17.    Headings                                         17
     Sec. 9:18.    Governing Law                                    17
     Sec. 9:19.    Word Usage                                       17
     Sec. 9:20.    Remedies                                         18
     Sec. 9:20.	   Remedies                                         18

Article X:  Approval of Shareholders                                18
                                Page 68 of 106
                           1998 Stock Option Plan
                                     of
                           Supreme Industries, Inc.

This Supreme Industries, Inc. 1998 Stock Option Plan (the "Plan") provides for the granting of:

(a)	Incentive Stock Options (hereinafter defined) to certain key employees of
Supreme Industries, Inc., a Delaware corporation ("Company"), and/or its Affiliates (hereinafter defined), and

(b)	Nonstatutory Stock Options (hereinafter defined) to certain key employees of Company, and/or its Affiliates, and to certain individuals who are not employees of Company or its Affiliates.

The purpose of the Plan is to provide an incentive for key employees of Company and/or its Affiliates, and for individuals who are not employees of Company and/or its Affiliates but who from time to time provide substantial advice or other assistance or services to Company and/or its Affiliates, to remain in the service of Company and/or its Affiliates or continue to provide such assistance, to extend to them the opportunity to acquire a proprietary interest in Company so that they will apply their best efforts for the benefit of Company, and to aid Company in attracting able persons to enter the service of Company and/or its Affiliates or provide such assistance.
                                Page 69 of 106
                                  Article I
                                 Definitions

Sec. 1:1.	Act.  "Act" shall mean the Securities Exchange Act of 1934, as amended.

Sec. 1:2.	Affiliates.  "Affiliates" shall mean:  (a) any corporation, other than Company, in an unbroken chain of corporations ending with Company if each of the corporations, other than Company, owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain; and (b) any corporation, other than Company, in an unbroken chain of corporations beginning with Company if each of the corporations, other than the last corporation in the unbroken chain, owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

Sec. 1:3.	Agreement.  "Agreement" shall mean the written agreement between
Company and a Holder evidencing the Option granted by Company and the understanding of the parties with respect thereto.

Sec. 1:4.	Board of Directors.  "Board of Directors" shall mean the board of directors of Company.

Sec. 1:5.	Code.  "Code" shall mean the Internal Revenue Code of 1986, as amended.

Sec. 1:6.	Committee.  "Committee" shall mean the committee designated in
Article III hereof by the Board of Directors to administer this Plan.

Sec. 1:7.	Eligible Individuals.  "Eligible Individuals" shall mean:  (a) key employees, including officers and/or directors who are also employees of Company and/or of any of its Affiliates; and (b) individuals who are not employees of Company and/or of its Affiliates but who from time to time provide substantial advice or other assistance or services to Company and/or its Affiliates.

Sec. 1:8.	Fair Market Value.  "Fair Market Value" shall mean, if the Stock is traded on one or more established markets or exchanges, the mean of the opening and closing prices of the Stock on the primary market or exchange on which the Stock is traded, and if the Stock is not so traded or the Stock does not trade on the relevant date, the value determined in good faith by the Board of Directors.  For purposes of valuing Incentive Stock Options, the
Fair Market Value of stock shall be determined without regard to any restriction other than one which, by its terms, will never lapse.
                                Page 70 of 106
Sec. 1:9.	Holder.  "Holder" shall mean an Eligible Individual to whom an
Option has been granted.

Sec. 1:10.	Incentive Stock Options.  "Incentive Stock Options" shall mean stock options that are intended to satisfy the requirements of Sec. 422 of the Code.

Sec. 1:11.	Nonstatutory Stock Options.  "Nonstatutory Stock Options" shall mean stock options that are not intended to be, or are not denominated as, Incentive Stock Options.

Sec. 1:12.	Options.  "Options" shall mean either Incentive Stock Options or
Nonstatutory Stock Options, or both.

Sec. 1:13.	Stock.  "Stock" shall mean Company's authorized $.10 par value
Class A Common Stock.


                                  Article II
              Stock and Maximum Number of Shares Subject to the Plan

Sec. 2:1.	Description of Stock and Maximum Shares Allocated.  The Stock which
Options granted hereunder give a Holder the right to purchase may be unissued or reacquired shares of Stock, as the Board of Directors may, in its sole and absolute discretion, from time to time determine.  Subject to the adjustments in Sec.6.6 hereof, the aggregate number of shares of Stock to be issued pursuant to the exercise of all Options granted hereunder may equal, but may not exceed, 650,000 shares of Company's Stock.

Sec. 2:2.	Restoration of Shares.  If an Option hereunder expires, terminates, or is not exercised for any reason during the term of this Plan, the shares of Stock which were subject to such Option shall be "restored" to the Plan by again being available for Options granted after the shares' restoration, effective as of the first day of the year following such expiration, termination, or non-exercise.
                                Page 71 of 106
                                 Article III
                          Administration of the Plan

Sec. 3:1.	Stock Option Committee.  This Plan will be administered by a
Committee consisting of six members to be appointed by Company's Board of Directors. The members of the Stock Option Committee must be members of the Company's Board of Directors.

Sec. 3:2.	Duration, Removal, Etc.  The members of the Committee shall serve at the pleasure of the Board of Directors, which shall have the power, at any time and from time to time, to remove members from the Committee or to add members thereto. Vacancies on the Committee, however caused, shall be filled by the Board of Directors.

Sec. 3:3.	Meetings and Actions of Committee.  The Committee shall elect one of its members as its Chairman and shall hold its meetings at such times and places as it may determine. All decisions and determinations of the Committee shall be made by the majority vote of all of its members present at a meeting; provided, however, that any decision or determination reduced to writing and signed by all of the members of the Committee shall be as fully effective as if it had been made at a meeting duly called and held. The Committee may make any rules and regulations for the conduct of its business that are not inconsistent with the provisions hereof and with the Bylaws of Company.

Sec. 3:4.	Committee's Powers.  Subject to the express provisions hereof, the
Committee shall have the authority, in its sole and absolute discretion to:
(a)adopt, amend, and rescind administrative and interpretive rules and regulations relating to the Plan; (b) determine the terms and provisions of the respective Agreements (which need not be identical), including provisions defining or otherwise relating to: (i) subject to Article VI of the Plan, the term and the period or periods and extent of exercisability of the Options, (ii) the extent to which the transferability of shares of Stock issued upon exercise of Options is restricted, (iii) the effect of termination of employment upon the exercisability of the Options, and (iv) the effect of approved leaves of absence (consistent with any applicable regulations of the Internal Revenue Service); (c) accelerate the time of exercisability of any Option that has been granted; (d) construe the respective Option Agreements and the Plan; and (e) make all other determinations and perform all other acts necessary or advisable for administering the Plan, including the delegation of such ministerial acts and responsibilities as the Committee deems appropriate. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any Agreement in the manner and to the extent it shall deem expedient to carry it into effect, and it shall be the sole and final judge of such expediency. The determination of the Committee on the matters referred to in this Sec.3.4 shall be final and conclusive.
                                Page 72 of 106
                                  Article IV
                        Eligibility and Participation

Sec. 4:1.	Eligible Individuals.  Options may be granted hereunder only to persons who are Eligible Individuals at the time of the grant thereof. Notwithstanding any provision contained herein to the contrary, a person may not receive an Incentive Stock Option hereunder unless he or she is an employee of Company and/or an Affiliate, nor shall a person be eligible to receive an Incentive Stock Option hereunder if he or she, at the time such Option is granted, would own (within the meaning of Secs. 422 and 424 of the Code) stock possessing more than ten percent (10%) of the total combined voting power or value of all classes of stock of Company or an Affiliate, unless at the time such Incentive Stock Option is granted the exercise price per share is at least one hundred ten percent (110%) of the Fair Market Value of each share of stock to which the Incentive Stock Option relates and the Incentive Stock Option is not exercisable after the expiration of five (5) years from the date it is granted.

Sec. 4:2.	No Right to Option.  The adoption of the Plan shall not be deemed to give any person a right to be granted an Option.


                                Article V
            Grant of Options and Certain Terms of the Agreements

Sec. 5:1.	Determination of Eligible Individuals.  Subject to the express provisions hereof, the Committee shall determine which Eligible Individuals shall be granted Options hereunder from time to time. In making grants, the Committee shall take into consideration the contribution the potential Holder has made or may make to the success of Company and/or its Affiliates along with such other considerations as the Board of Directors may from time to time specify.  The Committee shall also determine the number of shares subject to each of such Options and shall authorize and cause Company to grant Options in accordance with such determinations.
                                Page 73 of 106
Sec. 5:2.	Date of Grant.  The date on which the Committee completes all action constituting an offer of an Option to an individual, including the specification of the number of shares of Stock to be subject to the Option, shall be the date on which the Option covered by an Agreement is granted, even though certain terms of the Agreement may not be determined at such time and even though the Agreement may not be executed until a later time. For purposes of the preceding sentence, an offer shall be deemed made if the Committee has completed all such action and has communicated the grant thereof to the potential Holder. In no event, however, may an Optionee gain any rights in addition to those specified by the Committee in its grant, regardless of the time that may pass between the grant of the Option and the actual execution of the Agreement by Company and the Optionee.

Sec. 5:3.	Stock Option Agreement.  Each Option granted hereunder shall be evidenced by an Agreement, executed by Company and the Eligible Individual to whom the Option is granted, incorporating such terms as the Committee deems necessary or desirable. More than one Option may be granted hereunder to the same Eligible Individual and be outstanding concurrently hereunder. In the event an Eligible Individual is granted both one or more Incentive Stock Options and one or more Nonstatutory Stock Options, such grants shall be evidenced by separate Agreements, one for each of the Incentive Stock Option grants and one for each of the Nonstatutory Stock Option grants.

Sec. 5:4.	Forfeiture of Stock.  Each Agreement may provide for conditions giving rise to the forfeiture of the Stock acquired pursuant to an Option granted hereunder and/or such restrictions on the transferability of shares of Stock acquired pursuant to an Option granted hereunder as the Committee in its sole and absolute discretion deems proper or advisable. Such conditions giving rise to forfeiture may include, but need not be limited to, the requirement that the Holder render substantial services to Company and/or its Affiliates for a specified period of time. Such restrictions on transferability may include, but need not be limited to, options and rights of first refusal in favor of Company.

Sec. 5:5.	Cash Awards.  In addition, the Board of Directors may authorize the
Committee to grant cash awards payable in connection with the exercise of an
Option upon such terms and conditions as are specified by the Board of
Directors; provided that no such cash award shall be effective unless it complies with any applicable requirements for exemption from liability pursuant to Rule 16b-3 promulgated under the Act.
                                Page 74 of 106
                                  Article VI
                       Terms and Conditions of Options
All Options granted hereunder shall comply with, be deemed to include, and shall be subject to, the following terms and conditions:

Sec. 6:1.	Number of Shares.  Each Agreement shall state the number of shares of Stock to which it relates. Except to the extent an Agreement otherwise provides, the following limitations shall apply to the exercise of each
Option:

A.	First Year.  A Holder may not exercise his or her Option during the first twelve(12) month period following the date of grant of such Option.

B.	After First Year.  A Holder may exercise up to (but not more than) one-
third of the total shares of Stock subject to his or her Option at any time after the first twelve (12) month period following the day of grant of such Option.

C.	After Second Year.  A Holder may exercise up to (but not more than) two-
thirds of the total shares of Stock subject to his or her Option at any time after the first twenty-four (24) month period following the date of grant of such Option.

D.	After Third Year.  A Holder may exercise all of the shares of Stock subject to his or her Option at any time after the first thirty-six (36) month period following the date of grant of such Option.

E.	Senior Status.  Notwithstanding the limitations stated above, if a Holder is sixty-five (65) years of age or older at the time his or her Option is granted, such Holder may exercise up to (but not more than) one-half of the total shares of Stock subject to such Option at any time during the first twelve (12) month period following the date of grant of such Option and thereafter may exercise all of the shares of Stock subject to such Option.

F.	De Minimus Limitation.  Subject to the limitations stated above, each
Option may be exercised at one time or on several successive occasions; however, each Option may not be exercised in an amount less than one hundred (100) shares at any one time (unless such exercise is being made as to the entire portion of Stock which may be purchased pursuant to this Plan).

Sec. 6:2.	Exercise Price.  Each Agreement shall state the exercise price per share of Stock.  The exercise price per share of stock subject to an
Incentive Stock Option shall not be less than the greater of:  (a) the par value per share of the Stock; or (b) one hundred percent (100%) of the Fair
Market Value per share of Company's Stock on the date of the grant of the
Option.  The exercise price per share of stock subject to a Nonstatutory
Stock  Option shall not be less than fifty percent (50%) of the Fair Market
Value per share of the Stock on the date of the grant of the Option.
                                Page 75 of 106
Sec. 6:3.	Medium and Time of Payment, Method of Exercise, and Withholding
Taxes.

A.	Exercise of Option.  Except as otherwise permitted below, the exercise price of stock covered by an Option shall be payable upon the exercise of the Option in cash, by certified or cashier's check. Exercise of an Option shall not be effective until Company has received written notice of exercise. Such notice must specify the number of whole shares to be purchased and be accompanied by payment in full of the aggregate exercise price of the number of shares purchased. Company shall not in any case be required to sell, issue, or deliver a fractional share with respect to any Option.

1.	Stock-for-Stock Exercise. With the consent of the Committee, the Holder may pay the exercise price with shares of Stock of Company which have been held by the Holder for at least six (6) months prior to the date of exercise, or with the consent of the Committee, by a combination of cash and such shares. Such Stock shall be duly endorsed for transfer to Company.
Such Stock shall be deemed to have a fair market value on the date of delivery equal to the aggregate purchase price of the shares with respect to which such Option or portion thereof is being exercised.

2.	Cashless Exercise/Sale Method.  With the consent of the Committee, payment in full of the exercise price of the Option may be made through the Company's receipt of a copy of instructions to a broker directing such broker to sell the Stock for which the Option is being exercised, to remit to the Company an amount equal to the aggregate exercise price of such Option, with the balance being remitted to Holder.

3.	Cashless Exercise/Net Method.  With the consent of the Committee, payment in full of the exercise price of the Option may be made, based on written instructions received from the Holder, by Company's issuance to the Holder of that number of shares of Stock having a fair market value equal to only the "profit portion" of his, her, or its Option (i.e., the excess of the then fair market value of the Stock over the Holder's exercise price).

B.	New Options.  In the event that a Holder pays the exercise price of his
Option, in whole or in part, with previously owned shares of Stock, pursuant to the rules specified above, then, if and to the extent approved by the Committee, in addition to the shares of Stock purchased pursuant to the Option exercise, such Holder shall also receive a new Option, subject to the terms and conditions set forth below and in the Holder's individual Stock Option Agreement.
                                Page 76 of 106
Upon exercise of the Option with payment in the form of either shares of Stock or a combination of cash and shares of Stock, the Committee may, in its sole and absolute discretion, grant the Holder a new Option for shares of Stock equal to the number of shares that were delivered by the Holder to Company to pay, in whole or in part, the exercise price of the previous
Option. The exercise price of the new Option shall be equal to at least 100% of the Fair Market Value per share of the Stock on the date of the exercise of the previous Option. Provided, however, the new Option cannot be exercised by the Holder until the later of: (1) the exercisability dates specified in the individual Option Agreement; or (2) six (6) months after the date of grant. As a further condition on the exercisability of the new Option, the shares of Stock received by the Holder upon exercise of his or her previous Option must be held by the Holder for at least six (6) months prior to any sale of such shares by the Holder. Any sale of such shares by a Holder prior to the expiration of the six (6) month holding period shall render the new Option non-exercisable. Nothing in this paragraph shall prevent the Committee from granting a Holder another new Option in the future when the previous new Option is exercised by the Holder with the payment of previously owned shares of Stock.

C.	Withholding.

1.	General.  The Committee may, in its discretion, require a Holder to pay to
Company at the time of exercise of an Option (or portion thereof) the amount that Company deems necessary to satisfy its obligation to withhold Federal, state, or local income or other taxes incurred by reason of the exercise.
Upon the exercise of an Option requiring tax withholding, a Holder may make a written request to have shares of stock withheld by Company from the shares otherwise to be received. The number of shares so withheld shall have an aggregate Fair Market Value on the date of exercise sufficient to satisfy the applicable withholding taxes. The acceptance of any such request by a Holder shall be at the sole discretion of the Committee, including, if deemed necessary by the Committee, approval by the Securities and Exchange
Commission and the satisfaction of any additional requirements necessary to obtain such approval.

2.	Additional Sec. 16b Requirements.  Currently, with respect to Option holders subject to liability under Section 16b of the Act, such additional requirements include the following: (1) any previously owned shares of Stock used to satisfy the withholding obligation must have been held by the taxpayer for at least six (6) months, and any Option shares otherwise issuable hereunder to be withheld to satisfy such obligations may be so withheld only if both the exercise of the Option and the election to have shares withheld are made at least six (6) months after the date of grant; (2) the Option holder's election must be made: (a) at
                                Page 77 of 106
least six (6) months less one day prior to the date on which the option exercise becomes taxable, or (b) within a 10-day "window period" beginning on the third business day following the release of Company's annual or quarterly financial reports and ending on the twelfth day thereafter (but in no event later than the date the option exercise becomes taxable); (3) Company has been subject to the Act's reporting requirements for more than a year and has filed all reports and statements required to be filed pursuant to Section 13 of the Act; (4)Company regularly issues quarterly or annual summary statements of sales and earnings; (5) all members of the Committee administering the Plan with respect to Option holders subject to liability under Section 16b of the Act are "disinterested" in accordance with Rule 16b-3 promulgated under the Act; (6) the Committee will be empowered to consent to or disapprove an Option holder's withholding election; and (7) any withholding election will be required to be irrevocable.

Sec. 6:4.	Terms, Time of Exercise, and Transferability of Options.

A.	Decrease in Term of Option.  In addition to such other terms and conditions as may be included in a particular Agreement granting an Option, an Option shall be exercisable during a Holder's lifetime only by him or her or by his or her guardian or legal representative. An Option shall not be transferrable other than by will or the laws of descent and distribution. Each Option shall also be subject to the following terms and conditions (except to the extent a Holder's Agreement otherwise provides):

1.	Termination of Employment or Directorship.

a.	Voluntary Termination.  If a Holder ceases to be employed by at least one of the employers in the group of employers consisting of Company and its Affiliates because the Holder voluntarily terminates his or her employment with such group of employers and the Holder does not remain or thereupon become a director of Company or one or more of its Affiliates, or if a Holder ceases to be a director of at least one of the corporations in the group of corporations consisting of Company and its Affiliates and the Holder does not remain or thereupon become an employee of Company or one or more of its Affiliates, the portion (if any) of an Option that remains unexercised, including that portion (if any) that pursuant to the Agreement is not yet exercisable, as of the date of the Holder's termination of employment or ceasing to be a director, whichever occurs later, shall terminate and cease to be exercisable as of such date (or ninety [90] days prior thereto if the Holder elected to exercise his or her Option in anticipation of such termination [to be determined in the sole discretion of the Committee]).
                                Page 78 of 106
b.	Termination for Cause.  If a Holder ceases to be employed by at least one of the employers in the group of employers consisting of Company and its Affiliate because any of such entities terminates the Holder's employment for cause, the portion (if any) of an Option that remains unexercised, including that portion (if any) that pursuant to the Agreement is not yet exercisable, at the time of the Holder's termination of employment, shall terminate and cease to be exercisable immediately upon such termination (or ninety [90] days prior thereto if the Holder elected to exercise his or her Option in anticipation of such termination [to be determined in the sole discretion of the Committee]). A Holder's employment shall be deemed terminated "for cause" if terminated by the Board of Directors of Company (or the board of directors of an Affiliate) because of incompetence, insubordination, dishonesty, other acts detrimental to the interest of Company and/or its Affiliates, or any material breach by the Holder of any employment, nondisclosure, noncompetition, or other contract with Company and/or one of its Affiliates. Whether "cause" exists shall be determined by such Board of Directors in its sole discretion and in good faith. The exercise of an option in anticipation of a termination for cause shall be null and void.

c.	Termination Without Cause.  If a Holder ceases to be employed by at least one of the employers in the group of employers consisting of Company and its Affiliates because one or more of such entities terminates the employment of the Holder for otherwise than for "cause," and the Holder does not remain or thereupon become a director of Company and/or one or more of its Affiliates, the Holder shall have the right for thirty (30) days following such termination to exercise the Option with respect to that portion thereof that has become exercisable pursuant to Holder's Agreement as of the date of such termination, and thereafter the Option shall terminate and cease to be exercisable.

2.	Disability.  If a Holder ceases to be employed by at least one of the employers in the group of employers consisting of Company and its Affiliates by reason of disability (as defined in Sec.22(e)(3) of the Code) and does not remain or thereupon become a director of Company or one or more of its Affiliates, or if the Holder ceases by reason of such disability to be a director of at least one of the corporations in the group of corporations consisting of Company and its Affiliates,
                                Page 79 of 106
the Holder shall have the right for ninety (90) days after the date of termination of employment with, or cessation of directorship of, such group of employers by reason of disability, whichever occurs later, to exercise an Option to the extent such Option is exercisable on the date of his or her termination of employment, and thereafter the Option shall terminate and cease to be exercisable.

3.	Death.  If a Holder dies while in the employ of Company or an Affiliate, or dies while a director of Company or an Affiliate, his or her Option shall be exercisable by his or her legal representatives, legatees, or distributees for six (6) months following the date of the Holder's death to the extent such Option is exercisable on the Holder's date of death, and thereafter the Option shall terminate and cease to be exercisable.

B.	Term of Option.  Notwithstanding any other provision of this Plan, including the provisions of Subsection A above, no Incentive Stock Option may be exercised after the expiration of ten (10) years from the date it was granted (or the period specified in Sec.4.1, if applicable). The Committee may prescribe in any Agreement that the Option evidenced thereby may be exercised in full or in part as to any number of shares subject thereto at any time or from time to time during the term of the Option, or in such installments at such times during said term as the Committee may prescribe. Except as provided above and unless otherwise provided in any Agreement, an Option may be exercised at any time or from time to time during the term of the Option. Such exercise may be as to any or all whole (but no fractional) shares which have become purchasable under the Option.

C.	Issuance of Stock Certificates.  Within a reasonable time, or such time as may be permitted by law, after Company receives written notice that the Holder has elected to exercise all or a portion of an Option, such notice to be accompanied by payment in full of the aggregate exercise price of the number of shares purchased, Company shall issue and deliver a certificate representing the shares acquired as a result of the exercise and any other amounts payable in consequence of such exercise. In the event that a Holder exercises both an Incentive Stock Option, or portion thereof, and a Nonstatutory Stock Option, or a portion thereof, separate Stock certificates shall be issued, one for the Stock subject to the Incentive Stock Option and one for the Stock subject to the Nonstatutory Stock Option. The number of shares of Stock transferrable due to an exercise of an Option under this Plan shall not be increased due to the passage of time, except as may be provided in an Agreement.

D.	Issuance in Compliance With Securities Laws.  Nothing herein or in any
Option granted hereunder shall require Company to issue any shares upon
                                Page 80 of 106
exercise of any Option if such issuance would, in the opinion of counsel for Company, constitute a violation of the Securities Act of 1933, as amended, or any similar or superseding statute or statutes, or any other applicable statute or regulation, as then in effect.

E.	Investment Legend.  At the time of exercise of an Option, Company may, as a condition precedent to the exercise of such Option, require from the Holder of the Option (or in the event of his or her death, his or her legal representatives, legatees, or distributees) such written representations, if any, concerning his or her intentions with regard to the retention or disposition of the shares being acquired by exercise of such Option and such written covenants and agreements, if any, as to the manner of disposal of such shares as, in the opinion of counsel to Company, may be necessary to ensure that any disposition by such Holder (or in the event of his or her death, his or her legal representatives, legatees, or distributees), will not involve a violation of the Securities Act of 1933, as amended, or any similar or superseding statute or statutes, or any other applicable state or federal statute or regulation, as then in effect. Certificates for shares of Stock, when issued, may have the following legend, or statements of other applicable restrictions, endorsed thereon, and may not be immediately transferable:

The shares of Stock evidenced by this certificate have been issued to the registered owner in reliance upon written representations that these shares have been purchased for investment. These shares may not be sold, transferred, or assigned unless, in the opinion of Company and its legal counsel, such sale, transfer, or assignment will not be in violation of the Securities Act of 1933, as amended, applicable rules and regulations of the Securities and Exchange Commission, and any applicable state securities laws.

Sec. 6:5.	Limitation on Aggregate Value of Shares That May Become First
Exercisable During Any Calendar Year Under an Incentive Stock Option. With respect to any Incentive Stock Option granted under this Plan, to the extent that the aggregate Fair Market Value of shares of Stock exceed $100,000, then such excess over $100,000 shall not be considered as subject to an Incentive Stock Option, but rather shall be considered as subject to a Nonstatutory
Stock Option. This rule shall be applied by taking shares of Stock subject to Incentive Stock Options that are purchasable for the first time in the calendar year into account in the order in which such Incentive Stock Options were granted.
                                Page 81 of 106
Sec. 6:6.	Adjustments Upon Changes in Capitalization, Merger, Etc.

A.	Method of Adjustment.  In the event of any change in the number of outstanding shares of Stock effected without receipt of consideration therefor by Company (other than as a result of the conversion of Company's Class B Common Stock into Class A Common Stock) by reason of a stock dividend, or split, combination, exchange of shares or other recapitalization, merger, or otherwise, in which Company is the surviving corporation, the aggregate number and class of the reserved shares, the number and class of shares subject to each outstanding Option, and the exercise price of each outstanding Option shall be automatically adjusted to accurately and equitably reflect the effect thereon of such change (provided that any fractional share resulting from such adjustment may be eliminated). In the event of a dispute concerning such adjustment, the decision of the Committee shall be conclusive. The number of reserved shares or the number of shares subject to any outstanding Option shall be automatically reduced by any fraction included therein which results from any adjustment made pursuant hereto.

B. Termination of Option. The following provisions shall apply unless a Holder's Agreement provides otherwise. A dissolution or liquidation of Company; a sale of all or substantially all of the assets of Company where it is contemplated that within a reasonable period of time thereafter Company will either be liquidated or converted into a nonoperating company or an extraordinary dividend will be declared resulting in a partial liquidation of Company (but in all cases only with respect to those employees whom it is anticipated will lose their employment with Company and its Affiliates as a result of such sale of assets); a merger or consolidation (other than a merger effecting a reincorporation of Company in another state or any other merger or a consolidation in which the shareholders of the surviving corporation and their proportionate interests therein immediately after the merger or consolidation are substantially identical to the shareholders of Company and their proportionate interests therein immediately prior to the merger or consolidation) in which Company is not the surviving corporation (or survives only as a subsidiary of another corporation in a transaction in which the shareholders of the parent of Company and their proportionate interests therein immediately after the transaction are not substantially identical to the shareholders of Company and their proportionate interests therein immediately prior to the transaction) shall cause every Option then outstanding to terminate, but the Holders of each such then outstanding Option shall, in any event, have the right, immediately prior to such dissolution, liquidation, sale of assets, merger, consolidation, or transaction, to exercise each such Option, to the extent not theretofore exercised, without regard to the determination as to the periods and installments of exercisability made pursuant to a Holder's Agreement if (and only if) such Options have not at that time expired or been terminated.
                                Page 82 of 106
Sec. 6:7.	Rights as a Shareholder.  A Holder shall have no right as a
shareholder with respect to any shares covered by his or her Option until a certificate representing such shares is issued to him or her. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash or other property) or distributions or other rights for which the record date is prior to the date such certificate is issued (except as provided in Sec. 6.6 hereof).

Sec. 6:8. Modification, Extension, and Renewal of Options. Subject to the terms and conditions of and within the limitations of the Plan, the Committee may modify, extend, or renew outstanding Options granted under the Plan, or accept the surrender of Options outstanding hereunder (to the extent not theretofore exercised) and authorize the granting of new Options hereunder in substitution therefor (to the extent not theretofore exercised). The Committee may not, however, without the consent of the Holder, modify any outstanding Incentive Stock Options so as to specify a lower exercise price or accept the surrender of outstanding Incentive Stock Options and and authorize the granting of new Options in substitution therefor specifying a lower option price. In addition, no modification of an Option granted hereunder may, wihtout the consent of the Holder, alter or impair any rights or obligations under any Option theretofore granted hereunder to such Holder under the Plan, except as may be necessary with respcet to Incentive Stock Options to satisfy the requirements of Sec. 422 of the Code.

Sec. 6:9. Furnish Information. Each Holder shall furnish to Company all information requested by Company to enable it to comply with any reporting or other requirements imposed upon Company by or under any applicable statute or regulation.

Sec. 6:10. Obligation to Exercise; Termination of Employment. The grantin of an Option hereunder shall impose no obligation upon the Holder to exercise the same or any part thereof. In the event of a Holder's termination of employment with Company or an Affiliate, the unexercised portion of an Option granted hereunder shall terminate in accordance with Sec. 6.4 hereof.

Sec.6:11. Agreement Provisions. The Agreements authorized under the Plan shall contain such provisions in addition to those required by the Plan (including, without limitation, restrictions or the removal of restrictions upon the exercise of the Option and the retention or transfer of shares thereby acquired) as the Committee deems advisable. Each Agreement shall identify the Option evidenced thereby as an Incentive Stock Option or Nonstatutory Stock Option, as the case may be, and no Agreement shall cover both an Incentive Stock Option and Nonstatutory Stock Option. Except as provided by SubsectionB of Sec. 6.6, each Agreement relating to an Incentive Stock Option granted hereunder shall contain such limitations and restrictions upon the exercise of the Incentive Stock Option to which it relates as is necessary for the Incentive Stock Option to which such Agreement relates to constitute an incentive stock option, as defined in Sec. 422 of the Code.
                                Page 83 of 106
                                 Article VII
                               Duration of Plan
No Incentive Stock Options may be granted hereunder after the date that is ten (10) years from the earlier of: (i) the date this Plan is adopted by the Board of Directors; or (ii) the date this Plan is approved by Company's shareholders. In addition, with respect to shares of Stock not currently covered by an outstanding Option, this Plan may be terminated at any time by the Board of Directors.

                                  Article VIII
                               Amendment of Plan
The Board of Directors may, insofar as permitted by law, with respect to any shares at the time are not subject to Options, suspend or discontinue the
Plan or revise or amend it in any respect whatsoever; provided, however, that, without the approval of the holders of a majority of the outstanding shares of voting stock of all classes of Company, no such revision or amendment shall: (a) change the number of shares of the Stock subject to the Plan, (b) change the designation of the class of employees eligible to receive Options, (c) decrease the price at which Incentive Stock Options may be granted, (d) remove the administration of the Plan from the Committee, or
(e) without the consent of the affected Holder, cause the Incentive Stock Options granted hereunder and outstanding at such time that satisfied the requirements of Sec. 422 of the Code to no longer satisfy such requirements.
                                Page 84 of 106
                                  Article IX
                                    General
Sec. 9:1.	Application of Funds.  The proceeds received by Company from the sale of shares pursuant to Options shall be used for general corporate purposes.

Sec. 9:2.	Right of Company and Affiliates to Terminate Employment.  Nothing
contained in the Plan, or in any Agreement, shall confer upon any Holder the right to continue in the employ of Company or any Affiliate, or interfere in any way with the rights of Company or any Affiliate to terminate his or her employment at any time.

Sec. 9:3.	No Liability for Good Faith Determinations.  Neither the members of the Board of Directors nor any member of the Committee shall be liable for any act, omission, or determination taken or made in good faith with respect to the Plan or any Option granted under it, and members of the Board of
Directors and the Committee shall be entitled to indemnification and reimbursement by Company in respect of any claim, loss, damage, or expense
(including attorneys' fees, the costs of settling any suit, provided such settlement is approved by independent legal counsel selected by Company, and amounts paid in satisfaction of a judgment, except a judgment based on a finding of bad faith) arising therefrom to the full extent permitted by law and under any directors and officers liability or similar insurance coverage that may from time to time be in effect.

Sec. 9:4.	Information Confidential.  As partial consideration for the
granting of each Option hereunder, the Holder shall agree with Company that he or she will keep confidential all information and knowledge that he or she has relating to the manner and amount of his participation in the Plan; provided, however, that such information may be disclosed as required by law and may be given in confidence to the Holder's spouse, tax, and financial advisors, or to a financial institution to the extent that such information is necessary to secure a loan. In the event any breach of this promise comes to the attention of the Committee, it shall take into consideration such breach, in determining whether to recommend the grant of any future Option to such Holder, as a factor militating against the advisability of granting any such future Option to such individual.

Sec. 9:5.	Other Benefits.  Participation in the Plan shall not preclude the
Holder from eligibility in any other stock option plan of Company or any Affiliate or any old age benefit, insurance, pension, profit sharing retirement, bonus, or other extra compensation plans which Company or any Affiliate has adopted, or may, at any time, adopt for the benefit of its employees.
                                Page 85 of 106

Sec. 9:6.	Execution of Receipts and Releases.  Any payment of cash or any issuance or transfer of shares of Stock to the Holder, or to his or her legal representative, heir, legatee, or distributee, in accordance with the provisions hereof, shall, to the extent thereof, be in full satisfaction of all claims of such persons hereunder. The Committee may require any Holder, legal representative, heir, legatee, or distributee, as a condition precedent to such payment, issuance, or transfer, to execute a release and receipt therefor in such form as it shall determine.

Sec. 9:7.	No Guarantee of Interests.  Neither the Committee nor Company
guarantees the Stock of Company from loss or depreciation.

Sec. 9:8.	Payment of Expenses.  All expenses incident to the administration, termination, or protection of the Plan, including, but not limited to, legal and accounting fees, shall be paid by Company or its Affiliates.

Sec. 9:9.	Company Records.  Records of Company or its Affiliates regarding the Holder's period of employment, termination of employment and the reason therefor, leaves of absence, re-employment, and other matters shall be conclusive for all purposes hereunder, unless determined by the Committee to be incorrect.

Sec. 9:10.	Information.  Company and its Affiliates shall, upon request or as may be specifically required hereunder, furnish or cause to be furnished, all of the information or documentation which is necessary or required by the Committee to perform its duties and functions under the Plan.

Sec. 9:11.	No Liability of Company.  Company assumes no obligation or
responsibility to the Holder or his or her personal representatives, heirs, legatees, or distributees for any act of, or failure to act on the part of, the Committee.

Sec. 9:12.	Company Action.  Any action required of Company shall be by
resolution of its Board of Directors or by a person authorized to act by resolution of the Board of Directors.

Sec. 9:13.	Severability.  If any provision of this Plan is held to be illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining provisions hereof, but such provision shall be fully severable, and the Plan shall be construed and enforced as if the illegal or invalid provision had never been included herein.

Sec. 9:14.	Notices.  Whenever any notice is required or permitted hereunder, such notice must be in writing and personally delivered or sent by mail. Any notice required or permitted to be delivered hereunder shall be deemed to be delivered on the date on which it is personally delivered, or, whether actually received or not, on the third business day after it is deposited in the United States mail, certified or registered, postage prepaid, addressed to the person who is to receive it at the address which such person has theretofore specified by
                                Page 86 of 106
written notice delivered in accordance herewith. Company or a Holder may change, at any time and from time to time, by written notice to the other, the address which it or he had theretofore specified for receiving notices.
Until changed in accordance herewith, Company and each Holder shall specify as its and his or her address for receiving notices the address set forth in the Agreement pertaining to the shares to which such notice relates.

Sec. 9:15.	Waiver of Notice.  Any person entitled to notice hereunder may waive such notice.

Sec. 9:16.	Successors.  The Plan shall be binding upon the Holder, his or her heirs, legatees, and legal representatives, upon Company, its successors, and assigns, and upon the Committee, and its successors.

Sec. 9:17.	Headings.  The titles and headings of Sections and Subsections are included for convenience of reference only and are not to be considered in construction of the provisions hereof.

Sec. 9:18.	Governing Law.  All questions arising with respect to the
provisions of the Plan shall be determined by application of the laws of the State of Delaware except to the extent Delaware law is preempted by federal law. Questions arising with respect to the provisions of an Agreement that are matters of contract law shall be governed by the laws of the state specified in the Agreement, except to the extent Delaware corporate law conflicts with the contract law of such state, in which event Delaware corporate law shall govern. The obligation of Company to sell and deliver Stock hereunder is subject to applicable laws and to the approval of any governmental authority required in connection with the authorization, issuance, sale, or delivery of such Stock.

Sec. 9:19.	Word Usage.  Words used in the masculine shall apply to the
feminine where applicable, and wherever the context of this Plan dictates, the plural shall be read as the singular and the singular as the plural.

Sec. 9:20.	Remedies.  Company may recover from a Holder reasonable attorneys'
fees incurred in connection with the enforcement of the terms and provisions of the Plan and any Agreement whether by an action to enforce specific performance or for damages for its breach or otherwise.
                                Page 87 0f 106
                                  Article X
                         Approval of Shareholders
The Plan shall take effect on the date it is adopted by the Board of Directors. However, if this Plan is not approved by the holders of a majority of the outstanding shares of Company's ClassA and ClassB Common
Stock at the Annual Meeting of Shareholders scheduled to be held in 1999, any Options granted hereunder shall be null, void, and of no force and effect as of their grant date.

IN WITNESS WHEREOF, Supreme Industries, Inc., acting by and through its officers hereunto duly authorized has executed this instrument to be effective the 29th day of October, 1998.

                                             SUPREME INDUSTRIES, INC.

                                             By: _______________________
                                                 Herbert M. Gardner,
                                                 Chairman of the Board
                                Page 88 of 106
Exhibit 10.12
                              Employment Contract
                              Supreme Corporation
                                   (Kropf)
This Contract is entered into between Supreme Corporation, a Texas corporation (hereafter called "Company"), and OmerG. Kropf (hereafter called "Employee").

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

2. Term of Employment. Subject to the provisions for termination hereafter provided, the term of this Contract shall be for a total of four (4) years beginning on May1, 1998, and ending on April 30, 2002.

3. Duties of Employee. Employee is employed as President of Company. It is understood and agreed that Employee is subject to the direction and control of Company's Board of Directors, as required by the Texas Business Corporation Act, and as a result Employee shall, if required by Company's Board of Directors during the term of this Contract, serve in any other executive capacity considering his experience and performance record to date with Company. Employee shall devote substantially all of his time, attention, best efforts, and energy to the business of Company, and may not, during the term of this Contract, be engaged in any other material business activities which interfere with his ability to carry out his obligations hereunder. However, such restriction shall not be construed as preventing Employee from making investments in (non-competitive) business enterprises so long as Employee will not be required to render personal services to any such business enterprises during Employee's normal business hours with Company.
                                Page 89 of 106
4. Compensation. To the extent Employee continues to comply with all of the provisions of this Contract (including the covenants referenced in paragraph 8 below and contained in Exhibits "A" and "B" attached hereto):

a. Base Salary. For the first year of this Contract, Company shall pay to Employee a minimum base salary of $190,000 per year payable $15,833.33 per month (from which federal withholding and social security taxes will be deducted) in the same manner as monthly salary payments are paid to other key executives of Company. For the last three years of this Contract, Company shall pay to Employee a minimum base salary of $240,000 per year payable $20,000 per month (from which federal withholding and social security taxes will be deducted) in the same manner as monthly salary payments are paid to other key executives of Company; and

b. Pre-Tax Bonus. It is anticipated that at the end of each calendar year, Employee, in his capacity as President of the Company, will request approval of the Board of Directors for distribution from the Company's Bonus Payment Plan, the amount of which will be dependent upon the operating results of the Company for that year. It is also anticipated that Employee is authorized to include himself as a recipient of a portion of such bonus pool. In such event (and assuming approval by the Board of Directors of the portion of the bonus which Employee recommends be distributed to himself), Employee shall be entitled to receive, in addition to the base salary referred to above, a pre-tax bonus in the amount so approved by the Board of Directors.

c. Increases. The Board of Directors of Company may, at any time, elect to increase Employee's base salary and/or pre-tax bonus above the amounts referred to in subparagraphs"a" and "b" above.

5. Fringe Benefits. During the period that Employee continues to comply with all of the provisions of this Contract, Employee shall receive the following fringe benefits:

a. Business Expenses. Employee may incur reasonable expenses, as determined by the Chairman of the Board of Company, in connection with the promotion of Company's business including expenses for entertainment, travel, and similar items. Company agrees to reimburse Employee for all such reasonable expenses upon the presentation by Employee, from time to time as required by Company, of an itemized account of such expenditures; provided, however, Employee shall not expend any sums in excess of those amounts permitted by the Internal Revenue Code of 1986, as amended, without prior written approval from the Chairman of the Board of Company;
                                Page 90 of 106
b. Medical Benefits. Employee may receive the same rights as have been given to Company's employees of like stature and caliber as to group hospitalization, accident, and major medical benefits for himself and the members of his family, except that Employee shall be under the same obligation to pay his pro-rata portion of such benefits as all other of Company's employees in the event he desires to receive such benefits;

c. Paid Vacation. Each calendar year (or proportion thereof), Employee may take a vacation of four (4) weeks during which time his compensation shall be paid in full;

d. Dental Expenses. Company shall pay or reimburse Employee for all family dental expenses up to a maximum of $5,000 per year;

e. Automobile. Company shall provide an automobile for Employee's use in connection with the services to be rendered by Employee to Company. Company shall pay or reimburse Employee for maintenance and repair expenses of the automobile upon submission of vouchers or itemized lists of such expenses prepared in compliance with Company's policy. For so long as Company owns (or leases) the automobile, Company shall insure the automobile with the same automobile insurance company coverage that is provided for executive officers of Company. Company agrees that Employee shall be designated as an additional insured on any Company provided policy providing liability insurance coverage. In the event the automobile is damaged or destroyed by reason of accident, theft, vandalism, or otherwise, Employee will not have any liability to Company for any such loss or damage (including out-of-pocket deductibles);

f. Life Insurance. During the term of this Contract, Company shall pay for and keep in full force and effect accident and life insurance policies on the life of, and with the proceeds payable to, Employee (or his estate), it being understood that the proceeds payable under such life insurance policies (whether provided by Company and/or any one or more of its subsidiaries) shall at all times be a minimum of $1,500,000; and

g. Other Benefits. No provision of this Contract shall preclude Employee from participating in any fringe benefit plan now in effect or hereafter adopted by Company, but Company shall be under no obligation to provide for his participation in, or to institute, any such plan or to make any contribution under any such plan, unless such opportunities are provided to all Company employees as a group, or to all of Company's senior officers as a group.
                                Page 91 of 106
6. Key-Man Insurance. Company may, at any time during the term of this Contract, apply for and procure as owner, and for its sole benefit, life insurance on Employee's life in such amounts and in such forms as Company may select. Employee hereby acknowledges the fact that he will have no interest whatsoever in any such insurance policy. However, Employee agrees that he shall, at Company's request, submit to such medical examinations, supply such information, and execute such documents as may be requested by the insuring companies.

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

c) Employee's commission of any act of fraud, malfeasance, disloyalty, or breach of trust against the Company, or Employee fails to observe any covenant referenced in paragraph8 below or contained in Exhibits "A" or "B" hereto;

d) Employee's refusal, or substantial inability, to perform the duties assigned in good faith to him pursuant to paragraph 3 hereof;
                                Page 92 of 106
e) Employee dies or gives affirmative indication, in the opinion of a majority of Company's Board of Directors, that he no longer intends to abide by the terms of this Contract; or

f) Employee is guilty of acts of moral turpitude or dishonesty in Company's affairs, gross insubordination or the equivalent, or Employee violates, or fails to comply with, any of the provisions of this Contract.

3) Not For Cause. If such termination is based on any reason other than "for cause," Company shall be obligated to pay to Employee his base salary during the remainder of the term of this Contract (on a monthly basis at the same rate as payable immediately before the Date of Termination). In addition, within ninety(90) days after the end of the calendar year during which occurred the event triggering such Date of Termination, Company shall pay to Employee his Proportionate Share of the pre-tax bonus referred to in paragraph4.b. above. For this purpose, Employee's "Proportionate Share" will be a fraction the numerator of which is the number of days in such calendar year ending with such Date of Termination and the denominator of which is the total number of days in such calendar year.

a) Included within the definition of a termination of Employee other than "for cause" will be a "Change in Control of Company." For purposes of this Contract, the term "Change in Control of Company" will mean a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control will be deemed to have occurred if (Y) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Company or any "person" who on the date hereof is a director or officer of Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Company representing 25% or more of the combined voting power of Company's then outstanding securities, or (Z) during any period of two consecutive calendar years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Company cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.
                                Page 93 of 106
b) Company shall transfer the title (free and clear of any liens or other encumbrances) to any automobile then owned (or leased) for use by, or otherwise provided to, Employee upon the payment of One Dollar ($1.00) to Company by Employee.

c) Employee shall not be required to mitigate the amount of any payment provided for in this subparagraph3) by seeking other employment or otherwise, nor shall the amount of any payment provided for in this subparagraph3) be reduced by any compensation earned by Employee as the result of self-employment or employment by another employer.

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

9. Remedies. Employee agrees that in the event of his breach of his covenants and agreements contained or referenced in this Contract, Company shall be entitled to obtain injunctive or similar relief from a court of competent jurisdiction. The covenants contained in Exhibits "A" and "B" hereof shall be construed as agreements independent of any other agreements between Company and Employee, and the existence of any claim or cause of action of Employee against Company, whether predicated on this Contract or otherwise, shall not constitute a defense to the enforcement by Company of those conveyances. Company shall be entitled to reasonable attorneys' fees and related legal costs in the event of a breach, or attempted breach, of such covenants by the Employee. The remedies of Company and Employee under this Contract are cumulative and will not exclude any other remedies to which any party may be entitled hereunder, including a right of offset, whether at law or inequity.
                                Page 94 of 106
10. Notices. All notices allowed or required to be given hereunder must be in writing and dispatched by United States certified mail, return receipt requested, to the address of the party entitled to such notice shown at the end of this Contract. Either party hereto may change the address to which any such notice is to be addressed by giving notice in writing to the other party of such change. Any time limitation provided for in this Contract shall commence with the date that the party actually receives such written notice, and the date or postmark of any return receipt indicating the date of delivery of such notice to the addressee shall be conclusive evidence of such receipt. In addition to the parties hereto, copies of all notices should be sent to:

Mr. Herbert M. Gardner
26 Broadway, Eighth Floor
New York, NY  10004

Law, Snakard & Gambill
500 Throckmorton Street
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

13. Binding Effect. This Contract shall be binding upon the parties hereto and their heirs, successors, executors, administrators, personal representatives, and except as provided in paragraph11, assigns.
                                Page 95 of 106
14. Survival of Provisions. All provisions of this Contract, including all representations, warranties, covenants, and agreements contained or referenced herein, will survive the execution and delivery hereof and any investigation of the parties with respect thereto. The provisions of paragraphs8 and 9, and Exhibits"A" and "B," will survive the termination or amendment of this Contract.

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

20. Complete Understanding. This Contract constitutes the complete understanding between the parties hereto, except as otherwise expressly provided or referenced herein, with respect to the employment of Employee. This Contract supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.
                                Page 96 of 106
Signed to be effective May 1, 1998.

COMPANY:                                 EMPLOYEE:

      SUPREME CORPORATION

      By: ______________________              ______________________
          Herbert M. Gardner                  Omer G. Kropf
          Chairman of the Board               1077 East North Shore Drive
          26 Broadway, 8th Floor              Syracuse, IN  46567
          New York, NY  10004
                                Page 97 of 106
                                  Exhibit "A"
                                      to
                             Employment Contract
                        Confidentiality Agreement and
                           Covenant Not To Compete

Omer G. Kropf (hereafter called "Employee") has entered into an Employment Contract with Supreme Corporation, a Texas corporation (hereafter called "Company"), which is in the business of manufacturing and selling specialized truck bodies.

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

B.	The phrase "confidential information" as used in this Agreement includes information known as, referred to, or considered to be, trade secrets, and comprises, without limitation, any technical, economic, financial marketing, computer program, computer software, computer data (regardless of the medium on which they are stored), computer source and object programs or codes, job operating control language procedures, data entry utility programs, sorts, and miscellaneous utilities, disk record layouts, flow charts, data entry input forms, operations and installation instructions, report samples, data files, printouts, or other information about the Company or its business which is not common knowledge among competitors or other companies who might like to possess such confidential information or might find it useful. Some examples of confidential information include customer lists, price lists, items in research or development, methods of manufacture, scientific studies or analyses, details of training methods, new products or new uses for old products, refining technology, merchandising and selling techniques, contracts, and licenses, purchasing, accounting, long-range planning, financial plans and results, computer programs and operating manuals, computer source codes, and any other information affecting or relating to the business of the Company, its manner of operation, its plans or processes.
This list is merely illustrative and the confidential information covered by this Agreement is not limited to such illustrations; and
                                Page 98 of 106
C.	Company's confidential information, including information referred to as, known as, or considered to be, trade secrets, represents the most important, valuable, and unique aspect of Company's business, and it would be seriously damaged if Employee breached the position of confidential trust in which Company has placed him by disclosing such confidential information to others or by departing and taking with him the aforesaid unique information compiled over a period of time for the purpose of himself competing against Company or disclosing such information to Company's competitors, now existing or hereafter formed.

Accordingly, in consideration of ONE DOLLAR paid to Employee by Company, the receipt and sufficiency of which are hereby acknowledged, and Company's agreement to employ him, Employee agrees as follows (which will constitute an agreement ancillary to Employee's Employment Contract with Company):

1.	Confidential information, including information referred to as, known as, or considered to be, trade secrets, is proprietary to Company. Employee agrees to hold such information in strictest confidence, and not to make use thereof except in performance of duties under the Employment Contract.
Whether during or after his employment with Company, Employee may not disclose to others (excepting Company officers or employees having a need to know who have also signed a written agreement expressly binding themselves not to use or disclose it) any confidential information originated, known to, or acquired by Employee while employed by Company. Employee further agrees during such period not to remove from the premises any of Company's records or other written or tangible materials, including without limitation computer programs and floppy disks (whether prepared by Employee or others) containing any confidential information, except as required for Employee to properly perform his duties as an employee of the Company. Exceptions to these restrictions may be made only by means of Company's permission given in writing signed by the Chairman of the Board of Directors of Company's parent, ESI Industries, Inc., pursuant to an affirmative approval by a majority of ESI's Board of Directors granting permission to disclose.

2.	During a period of two (2) years following the cessation of Employee's employment with Company, Employee covenants that Employee, either individually or in any capacity, including without limitation, as an agent, consultant, officer, shareholder, or employee of any business enterprises or person with which he may become associated or in which Employee may have a direct or indirect interest, shall not, directly or indirectly for himself or on behalf of any other person or business entity, engage in any business venture or other undertaking which is directly or indirectly competitive with the business or operations of Company (and/or any of its subsidiaries) as generally conducted at, or prior to, the cessation of Employee's employment with Company. Without limiting the generality of the foregoing, Employee shall not (i) so compete with the Company or its subsidiaries, (ii) be
                               Page 99 of 106
employed by, (iii) be an affiliate (as defined by Securities and Exchange Commission Rule 405 under the Securities Act of 1933), (iv) perform any services for, or (v) have an equity or ownership interest in, any person, firm, partnership, joint venture, or corporation that so competes, directly or indirectly, with the Company or any of its subsidiaries. Further, Employee will not solicit for employment or advise or recommend to any other person that such person employ, or solicit for employment, any employee of the Company or any of its subsidiaries who was an employee at, or prior to, the cessation of Employee's employment with Company. The foregoing covenant not to compete shall be limited to a territory consisting of those states in which the Company had manufacturing facilities as of the time of cessation of Employee's employment with Company. If for any reason any court of competent jurisdiction finds these covenants to be unreasonable in duration or geographic scope, the prohibitions herein contained shall be restricted to such time and geographic areas as such court determines to be reasonable and enforceable. However, the restrictions stated above will not apply if Company liquidates or if Employee becomes employed by a company (or its affiliate) which acquires (in a voluntary transaction) the stock or business assets of Company.

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

6.	If any provision of this Agreement is held by a court of law to be illegal or unenforceable, the remaining provisions of the Agreement shall remain in full force and effect.  In lieu of such illegal or unenforceable provision, there shall be added automatically as a part of this Agreement a provision as similar in terms to such illegal or unenforceable provision as may be possible and be legal and enforceable.
                                Page 100 of 106
7.	This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of Indiana, without reference to its laws governing conflicts of law. Each party hereby irrevocably agrees that any legal action or proceedings with respect to this Agreement may be brought in the courts of the State of Indiana, or in any United States District Court of Indiana, and, by its execution and delivery of this Agreement, each party hereby irrevocably submits to each such jurisdiction and hereby irrevocably waives any and all objections which it may have as to venue in any of the above courts. Each party further consents and agrees that any process or notice of motion or other application to either of said Courts or any judge thereof, or any notice in connection with any proceedings hereunder, may be served inside or outside the State of Indiana by registered or certified mail, return receipt requested, postage prepaid, and be effective as of the receipt thereof, or in such other manner as may be permissible under the rules of said Courts.

Signed to be effective May 1, 1998.

                                                ________________________
                                                Omer G. Kropf
                                                1077 East North Shore Drive
                                                Syracuse, IN  46567

ACCEPTED:
      SUPREME CORPORATION

      By: ______________________
          Herbert M. Gardner,
          Chairman of the Board
          26 Broadway, 8th Floor
          New York, NY 10004
                                Page 101 0f 106
                                  Exhibit "B"
                                      to
                             Employment Contract
                     Disclosure and Invention Agreement

Omer G. Kropf (hereafter called "Employee") has entered into an Employment Contract with Supreme Corporation, a Texas corporation (hereafter called "Company"), which is in the business of manufacturing and selling specialized truck bodies.

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

2.	Employee shall assist Company during and subsequent to Employee's employment in every proper way (solely at Company's expense) to obtain patents and/or copyrights for its own benefit in any or all countries of the world, and to sign all proper papers, patent applications, assignments, and other documents necessary for this purpose, it being understood that such Ideas will remain the sole and exclusive property of Company, and shall not be disclosed to any person, nor used by Employee, except as expressly permitted herein.
                                Page 102 of 106
3.	Written records of Employee's Ideas in the form of notebook records, sketches, drawings or reports, will remain the property of and be available to Company at all times.

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

9.	This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of Indiana, without reference to its laws governing conflicts of law. Each party hereby irrevocably agrees that any legal action or proceedings with respect to this Agreement may be brought in the courts of the State of Indiana, or in any United States District Court of Indiana, and, by its execution and delivery of this Agreement, each party hereby irrevocably waives any and all objections which it may have as to venue in any of the above courts. Each party further consents and agrees that any process or notice of motion or other application to either of said Courts or any judge thereof or any notice in connection with any proceedings hereunder, may be served inside or outside the State of Indiana by registered or certified mail, return receipt requested, postage prepaid, and be effective as of the receipt thereof, or in such other manner as may be permissible under the rules of said Courts.
                                Page 103 of 106
Signed to be effective May 1, 1998.

                                                 ________________________
                                                 Omer G. Kropf
                                                 1077 East North Shore Drive
                                                 Syracuse, IN  46567

ACCEPTED:
         SUPREME CORPORATION

         By: ____________________________
             Herbert M. Gardner,
             Chairman of the Board
             26 Broadway, 8th Floor
             New York, NY 10004
                                Page 104 of 106
Exhibit 21.1

Subsidiaries of the Registrant (a)

Supreme Corporation

Supreme Corporation of Texas, a Texas Corporation

Supreme Truck Bodies of California, Inc., a California Corporation

Supreme Mid-Atlantic Corporation, a Texas Corporation

Supreme/Murphy Truck Bodies, Inc., a North Carolina Corporation

Atlantic Sales Corporation, a Texas Corporation

Atlantic Wood Products, S.A.

PA Land Holding Corp., a Texas Corporation

SC Freedom One, Inc.

SC Tower Structural Laminating, Inc.



(a)  All subsidiaries are 100% owned by the Registrant.
                                Page 105 of 106
Exhibit 23.1

                    CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-8 (File No. 33-64047) and on Form S-3 (File Nos. 33-59586; 33-49488 and 33-59343) and
in the related Prospectus of our report dated January 29, 1999, on our audits of the consolidated financial statements and financial statement schedule of Supreme Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K.

                                          /s/PricewaterhouseCoopers LLP

South Bend, Indiana
March 24, 1999
                                Page 106 of 106