Form 10-Q
period 1999-03-31
SUPREME INDUSTRIES INC
filed 1999-05-13
CIK 350846

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1999
                               OR
  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

                             Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($.10 Par Value)       Outstanding at May 7, 1999
               Class A                           9,819,305
               Class B                           1,682,328

The index to Exhibits is at page 15 in the sequential numbering system. Total number of pages: 15.

                         SUPREME INDUSTRIES, INC.

                                 CONTENTS

                                                                 Page No.

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets                            3 & 4

           Consolidated Statements of Income                          5

           Consolidated Statements of Cash Flows                      6

           Notes to Consolidated Financial Statements             7 & 8


  Item 2.  Management's Discussion and Analysis of               9, 10,
           Financial Condition and Results of Operations        11 & 12



PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security
           Holders                                                   13


  Item 6.  Exhibits and Reports on Form 8-K                          13

           Signatures                                                14

           Index to Exhibits                                         15

                        Part I. Financial Information
                         Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                 March 31,       December 31,
                                                   1999              1998
                                               --------------    ------------
Assets                                           (Unaudited)

Current assets:
  Cash and cash equivalents..................         $65,344         $185,424
  Accounts receivable, net...................      26,911,791       28,709,559
  Inventories................................      36,123,983       28,792,650
  Deferred income taxes......................       1,081,839        1,081,839
  Other current assets.......................       1,381,165        1,465,237
                                                -------------    -------------
     Total current assets....................      65,564,122       60,234,709
                                                -------------    -------------

Property, plant and equipment, at cost.......      51,320,369       50,030,906
     Less, Accumulated depreciation and
       amortization..........................      19,378,273       18,688,584
                                                -------------    -------------
     Property, plant and equipment, net......      31,942,096       31,342,322


Intangible assets, net.......................       1,451,248        1,502,076
Other assets.................................         977,434          991,947
                                                -------------    -------------
     Total assets............................     $99,934,900      $94,071,054
                                                =============    =============

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded


                                                 March 31,       December 31,
                                                   1999              1998
                                               -------------     ------------
Liabilities and Stockholders' Equity            (Unaudited)

Current liabilities:
  Current maturities of long-term debt.......     $1,764,973        $2,014,975
  Trade accounts payable.....................     11,465,586        10,235,964
  Accrued income taxes.......................      2,450,284           961,628
  Other accrued liabilities..................      7,390,493         7,736,198
                                               -------------     -------------
     Total current liabilities...............     23,071,336        20,948,765

Long-term debt...............................     19,649,592        18,303,207

Deferred income taxes........................      1,333,007         1,333,007
                                               -------------     -------------
     Total liabilities.......................     44,053,935        40,584,979


Stockholders' equity.........................     55,880,965        53,486,075
                                               -------------     -------------

     Total liabilities and stockholders'
       equity................................    $99,934,900       $94,071,054
                                               =============     =============

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                               -------------    --------------
                                                    1999              1998
                                               -------------    --------------
Revenues....................................     $56,376,042       $55,493,345

Costs and expenses:
  Cost of sales.............................      46,834,398        46,120,374
  Selling, general and administrative.......       5,154,775         4,946,225
  Interest..................................         339,004           417,013
                                               -------------     -------------
                                                  52,328,177        51,483,612
                                               -------------     -------------
     Income before income taxes.............       4,047,865         4,009,733

Income taxes................................       1,650,000         1,622,000
                                               -------------     -------------
     Net income.............................      $2,397,865        $2,387,733
                                               =============     =============

Earnings per share:
     Basic..................................            $.21              $.21
     Diluted................................             .21               .21

Shares used in the computation of earnings
  per share:
     Basic..................................      11,427,113        11,447,338
     Diluted................................      11,509,333        11,549,796

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                               -------------     ------------
                                                   1999              1998
                                               -------------     ------------
Cash flows from operating activities:
  Net income.................................     $2,397,865       $2,387,733
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization..........        771,076          732,620
      (Gain) loss on disposal of equipment...         (2,317)          84,087
      Changes in operating assets and
        liabilities..........................     (3,076,920)      (7,548,434)
                                               -------------     ------------
     Net cash provided by (used in) operating
       activities............................         89,704       (4,343,994)
                                               -------------     ------------
Cash flows from investing activities:
  Additions to property, plant and equipment.     (1,321,030)      (2,068,787)
  Proceeds from disposal of property, plant
    and equipment............................          3,325          108,900
  Decrease in other assets...................         14,513           23,045
                                               -------------     ------------
     Net cash (used in) investing activities.     (1,303,192)      (1,936,842)
                                               -------------     ------------
Cash flows from financing activities:
  Proceeds from revolving line of credit
    and other long-term debt.................     22,569,011       25,405,232
  Repayments of revolving line of credit
    and other long-term debt.................    (21,472,628)     (19,245,872)
  Proceeds from exercise of stock options....          ---             98,649
  Acquisition of treasury stock..............         (2,975)           ---
                                               -------------     ------------
     Net cash provided by financing
       activities............................      1,093,408        6,258,009
                                               -------------     ------------
Decrease in cash and cash equivalents........       (120,080)         (22,827)
Cash and cash equivalents, beginning of
  period.....................................        185,424          159,044
                                               -------------     ------------
Cash and cash equivalents, end of period.....        $65,344         $136,217
                                               =============     ============

The accompanying notes are a part of the consolidated financial statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in-first-out method, consist of the following:

                                    March 31,          December 31,
                                      1999                 1998
                                  ------------         ------------
    Raw materials..............   $ 24,453,828         $ 18,419,217
    Work-in-progress...........      5,032,365            4,154,914
    Finished goods.............      6,637,790            6,218,519
                                  ------------         ------------
                                  $ 36,123,983         $ 28,792,650
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


NOTE C - INCOME TAXES

The effective income tax rate for the three months ended March 31, 1999 was 40.8% compared to 40.5% for the three months ended March 31, 1998.

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


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1999          1998
                                                  ------------   -------------
     Net Income                                         $2,398          $2,388
                                                        ------          ------
     Weighted average number of shares
       outstanding (used in computation
       of basic earnings per share)                     11,427          11,447

     Effect of dilutive securities:
          Options and warrants                              82             103

     Diluted shares outstanding (used
       in computation of diluted
       earnings per share)                              11,509          11,550
                                                        ======          ======

The computations of the number of common shares used in the determination of 1998 basic and diluted earnings per share give retroactive recognition to the two (2) 5% common stock dividends declared and paid in 1998.


NOTE E - SUBSEQUENT EVENTS AND COMMITMENTS

On April 12, 1999, the Company announced an offer to its stockholders to acquire up to 2,000,000 shares of its Class A and Class B Common Stock at a cash purchase price not greater than $10.00 per share nor less than $8.75 per share. The offer to purchase shares expired May 10, 1999. The transfer agent reports that 1,689,423 shares were tendered, and, pursuant to the terms of the offer, the Company will purchase all of such shares at $10.00 per share. In connection with the stock repurchase program, the Company obtained a financing commitment for a five-year unsecured $20,000,000 term loan. The term loan requires quarterly principal and interest payments over the term of the loan, with interest at certain basis points above LIBOR depending on the Company's leverage ration, as defined.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the quarter ended March 31, 1999 increased $882,697 to $56,376,042 from $55,493,345 for the quarter ended March 31, 1998. Revenues were somewhat restrained during the quarter due to delays in chassis arrivals as well as lack of specifications for certain large fleet orders.

Gross profit as a percentage of revenues for both the quarter ended March 31, 1999 and 1998 was 16.9% as a percentage of revenues. A slight decrease in material cost as a percentage of revenues was offset by increases in both direct labor and overhead.

Selling, general and administrative expenses as a percentage of revenues increased slightly to 9.1% for the quarter ended March 31, 1999 from 8.9% for the quarter ended March 31, 1998.

Interest expense for the quarter ended March 31, 1999 was .6% of revenues or $339,000, compared to .8% or $417,000 for the quarter ended March 31, 1998. More favorable interest rates as well as a decline in interest on pool chassis were responsible for the decline.

Net income for the quarter ended March 31, 1999 was $2,397,865 compared to $2,387,733 for the quarter ended March 31, 1998. Both basic and diluted earnings per share were $.21 for the quarters ended March 31, 1999 and March 31, 1998.


Liquidity and Capital Resources

Net income and funds available under the Company's revolving credit agreement were adequate to finance operations during the quarter ended March 31, 1999. Net income and depreciation and amortization were the significant components of cash flow. The inventory increase of $7.3 million was the most significant use of operating cash flow during the period. The inventory increase is related to both higher levels of fleet orders as well as delivery delays due to chassis delays and product specifications not being finalized timely. Accounts receivable declined $1.8 million in the period.

The Company spent $1.3 million on capital expenditures during the quarter ended March 31, 1999. Major projects under way are the construction of a corporate office facility in Goshen, Indiana, an addition to our Ligonier facility and expansions at our Pennsylvania and California operations.

The principal financing activity during the quarter was the use of the Company's revolving credit agreement to finance operations and capital expenditures. On April 12, 1999, the Company announced an offer to its stockholders to acquire up to 2,000,000 shares of its Class A and Class B Common Stock at a cash purchase price not greater than $10.00 per share nor less than $8.75 per share. The offer to purchase shares expired May 10, 1999. The transfer agent reports that 1,689,423 shares were tendered, and, pursuant to the terms of the offer, the Company will purchase all of such shares at $10.00 per share. In connection with the stock repurchase program, the Company obtained a financing commitment for a five-year unsecured $20,000,000 term loan. The term loan requires quarterly principal and interest payments over the term of the loan, with interest at certain basis points above LIBOR depending on the Company's leverage ration, as defined.

The Company anticipates that cash flows from operations and funds available under the Company's revolving credit agreement will be sufficient to meet the Company's cash needs during 1999.


Year 2000

The Company began preparation for the Year 2000 issues during 1996. An independent consulting group was engaged to conduct a complete analysis of the Company's system and operating requirements. After review and approval by management, this analysis formed the basis for a request for quotation that was sent to several major software providers. The final decision was made on the strength of the manufacturing software combined with the quality and level of expertise the software provider could furnish. The software purchased is Year 2000 compliant.

The total cost of the operating software and consulting fees is approximately $1,000,000. In addition the Company has spent $200,000 on hardware upgrades. The expenditures were funded from operating activities combined with funds available under the Company's revolving credit agreement. The majority of the costs were incurred during 1998 and the Company does not anticipate significant additional expenditures.

The Company's goal is not only to be able to process transactions in the Year 2000, but also to significantly improve its overall information systems.
When fully implemented the Company will have more detailed operating and financial information by facility, product line and customer. For this purpose the project was divided into two phases. Phase I provides Year 2000 compliance and Phase II develops the system and procedures necessary to provide the more meaningful operating and financial information. Phase II will be an ongoing project.

The Company has completed the assessment and testing phase of its Year 2000 project and is currently in the implementation phase. Based on the results of the successful implementation of the Company's Year 2000 compliant software at three of its operations the Company believes that all of its operating locations will be fully Year 2000 compliant by October 1, 1999. The Company has a contingency plan that would enable it to use its existing software after December 31, 1999, but as indicated earlier based on the results of successful implementations the Company believes it will be fully Year 2000 compliant by October 1, 1999.

The Company's major suppliers of raw materials used in the Company's products have indicated that they are year 2000 compliant. The raw materials used in the Company's products are commodity in nature and are readily available across the country from a large number of suppliers. The Company does not believe it will have difficulty obtaining raw materials because of established relations with multiple sources for its raw materials and the fact that they are readily available from a large number of sources.

The Company also believes there is not significant risk from the failure of its customers to become year 2000 compliant because of the large number of active accounts and the fact that no single account is more than 6% of revenues. The Company's products are sold direct to large users; there are approximately 85 truck distributors and 37 bus distributors as well as approximately 500 truck dealers throughout the country.

The Company believes the worst case scenario relating to Year 2000 issues would be the disruption or unavailability of utility services. The Company also believes that the possibility is remote. Additionally, the Company's seven manufacturing plants and eight distribution facilities are all served by different utility companies and it is unlikely that all would suffer from a Year 2000 problem.

As noted in the next section, "Forward Looking Statements", a major risk factor for the Company is the availability of chassis. The Company's major sources of chassis have indicated that they are Year 2000 compliant and that their chassis are also Year 2000 compliant.

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials, severe interest rate increases and the Company's ability to make its operating and financial systems Year 2000 compliant. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

                        PART II.   OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Supreme Industries, Inc.'s annual meeting of stockholders was held on April 29, 1999. Below is a summary of matters voted upon at that meeting.

     a)	The following individuals were elected Directors by the holders of the Company's Class A Common Stock by a vote of 8,375,758 to 15,913 with no abstentions:

                             Rice M. Tilley, Jr.
                             Rick L. Horn
                             H. Douglas Schrock

        The following individuals were elected Directors by the	holders of
        the Company's Class B Common Stock by a vote of 1,682,328 to 0 with no abstentions:

                             William J. Barrett
                             Robert J. Campbell
                             Thomas Cantwell
                             Herbert M. Gardner
                             Omer G. Kropf
                             Robert W. Wilson

     b) PricewaterhouseCoopers LLP was ratified as the Company's independent auditors by a vote of 8,355,866 to 23,472 with 12,333 abstaining.

     c) The Company's 1998 Stock Option Plan was approved by a vote of 7,278,157 to 436,862 against with 32,328 abstentions.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

     a)	Exhibits:

        Exhibit 27 - Financial Data Schedule

     b)	Reports on Form 8-K:  None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SUPREME INDUSTRIES, INC.

DATE: May 13, 1999                             BY: /s/ROBERT W. WILSON
                                               Robert W. Wilson
                                               Executive Vice President,
                                               Treasurer, Chief Financial
                                               Officer and Director
                                               (Principal Financial and
                                               Accounting Officer)

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