Form 10-Q
period 1999-06-30
SUPREME INDUSTRIES INC
filed 1999-08-12
CIK 350846

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1999
                               OR
   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

                             Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock ($.10 Par Value)       Outstanding at August 2, 1999
            Class A                               8,563,848
            Class B                               1,739,140

The index to Exhibits is at page 16 in the sequential numbering system. Total number of pages: 16.

                                Page 1 of 16

                          SUPREME INDUSTRIES, INC.

                                  CONTENTS

                                                              Page No.
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets                          3 & 4

          Consolidated Statements of Income                        5

          Consolidated Statements of Cash Flows                    6

          Notes to Consolidated Financial Statements        7, 8 & 9


   Item 2. Management's Discussion and Analysis of         9, 10, 11
           Financial Condition and Results of                12 & 13
           Operations


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                        14

          Signatures                                              15

          Index to Exhibits                                       16

                                Page 2 of 16

                        Part I. Financial Information
                         Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                  June 30,      December 31,
                                                   1999            1998
                                              --------------- ---------------
Assets                                          (Unaudited)

Current assets:
     Cash and cash equivalents...............       $232,208        $185,424
     Accounts receivable, net................     33,054,356      28,709,559
     Inventories.............................     39,065,712      28,792,650
     Deferred income taxes...................      1,081,839       1,081,839
     Other current assets....................      1,407,095       1,465,237
                                              --------------- ---------------
          Total current assets...............     74,841,210      60,234,709
                                              --------------- ---------------


Property, plant and equipment, at cost.......     53,189,952      50,030,906
          Less, Accumulated depreciation and
            amortization.....................     20,056,945      18,688,584
                                              --------------- ---------------
          Property, plant and equipment, net.     33,133,007      31,342,322
                                              --------------- ---------------


Intangible assets, net.......................      1,400,421       1,502,076
Other assets.................................        936,367         991,947
                                              --------------- ---------------

          Total assets.......................   $110,311,005     $94,071,054
                                              =============== ===============

The accompanying notes are a part of the consolidated financial statements.


                                Page 3 of 16

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

                                                 June 30,      December 31,
                                                   1999            1998
                                              --------------- ---------------
Liabilities and Stockholders' Equity            (Unaudited)

Current liabilities:
     Current maturities of long-term debt....     $5,168,251      $2,014,975
     Trade accounts payable..................     11,988,083      10,235,964
     Accrued income taxes....................      1,255,484         961,628
     Other accrued liabilities...............      8,786,938       7,736,198
                                              --------------- ---------------
          Total current liabilities..........     27,198,756      20,948,765

Long-term debt...............................     40,035,702      18,303,207

Deferred income taxes........................      1,333,007       1,333,007
                                              --------------- ---------------
          Total liabilities..................     68,567,465      40,584,979
                                              --------------- ---------------

Stockholders' equity..........................    41,743,540      53,486,075
                                              --------------- ---------------

          Total liabilities and stockholders'
            equity............................  $110,311,005     $94,071,054
                                              =============== ===============

The accompanying notes are a part of the consolidated financial statements.

                                Page 4 of 16

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                            Three Months Ended          Six Months Ended
                                  June 30,                  June 30,
                         ------------------------  --------------------------
                             1999         1998         1999          1998
                         -----------  -----------  ------------  ------------
Revenues...............  $66,485,606  $61,322,192  $122,861,648  $116,815,537
                         -----------  -----------  ------------  ------------
Costs and expenses:
     Cost of sales.....   55,654,732   49,605,633   102,489,130    95,726,007
     Selling, general
       and
       administrative..    5,563,377    5,289,083    10,718,152    10,235,308
     Interest..........      599,618      489,426       938,622       906,439
                         -----------  -----------  ------------  ------------
                          61,817,727   55,384,142   114,145,904   106,867,754
                         -----------  -----------  ------------  ------------
         Income before
           income
           taxes........   4,667,879    5,938,050     8,715,744     9,947,783

Income taxes............   1,825,000    2,447,000     3,475,000     4,069,000
                         -----------  -----------  ------------  ------------
          Net income....  $2,842,879   $3,491,050    $5,240,744    $5,878,783
                         ===========  ===========  ============  ============

Earnings per share:
          Basic.........        $.26         $.29          $.45          $.49
          Diluted.......         .25          .29           .45           .48

Shares used in the
  computation of
  earnings per share:

          Basic.........  11,061,863   12,062,554    11,529,466    12,035,913
          Diluted.......  11,153,076   12,154,764    11,622,465    12,140,286

The accompanying notes are a part of the consolidated financial statements.

                                Page 5 of 16

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                     Six Months Ended
                                                          June 30,
                                              -------------------------------
                                                   1999            1998
                                              --------------- ---------------
Cash flows from operating activities:
     Net income..............................     $5,240,744      $5,878,783
     Adjustments to reconcile net income to net
          cash used in operating activities:
               Depreciation and amortization.      1,523,976       1,467,972
               Loss (gain) on disposal of
                 equipment...................         (2,993)         84,087
               Changes in operating assets
                 and liabilities.............    (11,463,002)     (8,284,348)
                                              --------------- ---------------
          Net cash (used in) operating
            activities.......................     (4,701,275)       (853,506)
                                              --------------- ---------------
Cash flows from investing activities:
     Additions to property, plant and
       equipment.............................     (3,213,338)     (3,310,629)
     Proceeds from disposal of property,
       plant and equipment...................          3,325         108,900
     Decrease in other assets................         55,580          39,464
                                              --------------- ---------------
          Net cash (used in) investing
            activities.......................     (3,154,433)     (3,162,265)
                                              --------------- ---------------
Cash flows from financing activities:
     Proceeds from revolving line of credit
          and other long-term debt...........     67,070,742      50,996,113
     Repayments of revolving line of credit
          and other long-term debt...........    (42,184,971)    (47,056,658)
     Proceeds from exercise of stock options.          ---           114,101
     Acquisiton of treasury stock............    (16,983,279)          ---
                                              --------------- ---------------
          Net cash provided by financing
            activities.......................      7,902,492       4,053,556
                                              --------------- ---------------
Increase in cash and cash equivalents........         46,784          37,785
Cash and cash equivalents, beginning of
  period.....................................        185,424         159,044
                                              --------------- ---------------
Cash and cash equivalents, end of period.....       $232,208        $196,829
                                              =============== ===============

Noncash investing and financing activities:
     Class A Common Stock exchanged in
       exercise of stock options (12,843
       shares)...............................          ---           185,950

The accompanying notes are a part of the consolidated financial statements.

                                Page 6 of 16

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


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in first-out method, consist of the following:

                                    June 30,           December 31,
                                      1999                 1998
                                  ------------         ------------
    Raw materials.................$ 25,754,147         $ 18,419,217
    Work-in-progress..............   5,759,124            4,154,914
    Finished goods................   7,552,441            6,218,519
                                  ------------         ------------
                                  $ 39,065,712         $ 28,792,650
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


NOTE C - INCOME TAXES

The effective income tax rate for the three months ended June 30, 1999 was 39.1% compared to 41.2% for the three months ended June 30, 1998. The effective tax rate for the six months ended June 30, 1999 was 39.9% compared to 40.9% for the six months ended June 30, 1998. The decrease in the effective tax rate in both the 1999 periods is a result of pretax losses in 1998 of the Honduran hardwood flooring facility (closed during the 1998 fourth quarter) that were not recognized in computing the U.S. tax liability.

                                Page 7 of 16

NOTE D - EARNINGS PER SHARE

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


                                       Three Months       Six Months
                                      Ended June 30,    Ended June 30,
                                      --------------    --------------
                                      1999      1998    1999      1998
                                      ----      ----    ----      ----
  Weighted average number of
    shares outstanding (used in
    computation of basic
    earnings per share)              11,062   12,063   11,529   12,036

  Effect of dilutive securities:
      Options and warrants               91       92       93      104

  Diluted shares outstanding
    (used in computation of
    diluted earnings per share)      11,153   12,155   11,622   12,140

The computations of the number of common shares used in the determination of basic and diluted earnings per share give retroactive recognition to the 5% common stock dividend paid on July 19, 1999 (see Note F).


NOTE E - STOCK REPURCHASE

On April 12, 1999, the Company announced an offer to its stockholders to acquire up to 2,000,000 shares of its Class A and Class B Common Stock at a cash purchase price not greater than $10.00 per share nor less than $8.75 per share. The Company purchased 1,688,823 shares at $10.00 per share through the offer. To finance the stock repurchase the Company borrowed $17,056,000 repayable quarterly in equal installments of $609,143 through May 11, 2004 when the entire remaining principal amount is due. The Company is also required to make an additional annual principal payment equal to 20% of the preceding year's net income which exceeds $5,000,000 within 105 days after December 31. The additional principal payment can not exceed $1,000,000 in any year. Concurrently the Company entered into an interest rate swap agreement for the entire $17,056,000 that fixes the interest rate at 6.9% over the term of the loan.

                                Page 8 of 16

NOTE F - STOCK DIVIDEND

On June 30, 1999, the Company's Board of Directors declared a 5% common stock dividend payable on July 19, 1999 to stockholders of record on July 12, 1999.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Results of Operations

Revenues for the quarter ended June 30, 1999 rose $5.2 million to $66.5 million from $61.3 million for the quarter ended June 30, 1998. Revenues for the six months ended June 30, 1999 rose $6.1 million to $122.9 million from $116.8 million for the six months ended June 30, 1998. This growth is primarily attributed to the Company's dry freight and Spartan product lines. The Company would have experienced an even stronger second quarter as approximately $10 million in fleet orders were delayed until the third quarter. The delays were caused by a combination of extremely tight labor conditions, chassis delays and late specification changes on certain large fleet orders.

Gross profit declined to 16.3% for the three months ended June 30, 1999 from 19.1% for the comparable prior year period. Gross profit for the six months ended June 30, 1999 was 16.6% compared to 18.1% for the six months ended June 30, 1998. The Company has experienced increased labor costs for both the three months and six months ended June 30, 1999. These costs are attributed to the very tight and extremely competitive labor environment particularly at its Indiana operations where the unemployment rate has been as low as 1.6%. Labor turnover and training cost have also hampered productivity. Material cost was relatively unchanged for the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998 and was down slightly for the six months ended June 30, 1999 when compared to the comparable prior year period. Overhead expenses were up for both the quarter and six months ended June 30, 1999 when compared to the prior year comparable periods. It is anticipated that overhead expenses will decline as a percentage of revenues when the Company ships the delayed fleet orders discussed earlier.

                                Page 9 of 16

Selling, general and administrative expenses as a percentage of revenues were relatively unchanged for the three months and six months ended June 30, 1999 when compared to the comparable prior year periods. Interest expense was up slightly to .9% for the three months ended June 30, 1999 compared to .8% of revenues for the comparable prior year period. The increase in the quarter related to the $17.1 million term loan used to finance the Company's stock repurchase. Interest expense for the six months ended June 30, 1999 and June 30, 1998 was .8% of revenues. Interest expense did not increase in the six months ended June 30, 1999 as the term loan was only outstanding for the last 43 days of the period.

The Company's effective income tax rate was 39.1% for the three months ended June 30, 1999 and 39.9% for the six months ended June 30, 1999. This compares to 41.2% and 40.9% for the comparable prior year periods. The effective income tax rate declined in both 1999 periods due to pretax losses in 1998 of the Company's Honduran hardwood facility that were not deductible for U.S. income tax purposes in the prior year periods.

Net income was $2.8 million for the quarter ended June 30, 1999 and $3.5 million for the quarter ended June 30, 1998. This resulted in diluted earnings per share of $.25 and $.29, respectively. For the six months ended June 30, 1999, net income was $5.2 million compared to $5.9 million for the six months ended June 30, 1998. This resulted in diluted earnings per share of $.45 and $.48, respectively.


Liquidity and Capital Resources

Funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the six months ended June 30, 1999. Net income and depreciation and amortization continue to be the most significant components of operating cash flow. The increase of $10.3 million in inventories and $4.3 million in accounts receivable were the most significant uses of operating cash flows during the period. The increase in both inventories and receivables are related to increased business in the quarter when compared to last year. Inventories should decline as the Company delivers approximately $10 million in delayed fleet orders in the third quarter.

The Company spent $3.2 million on capital expenditures during the six months ended June 30, 1999. Major capital projects in the period are expansions at the Ligonier, Indiana, Pennsylvania and California manufacturing operations. The Company also purchased a manufacturing facility in Griffin, Georgia to increase capacity in the Southeast. In addition, the Company has a corporate office facility under construction. The Company plans to purchase the North Carolina manufacturing facility it currently leases for $2.1 million in the third quarter.

                                Page 10 of 16

The principal financing activity during the quarter ended June 30, 1999 was a $17.1 million 5 year term loan to finance the purchase of 1,688,823 shares of Class A Common Stock in connection with the Dutch Auction offer that expired May 10, 1999. The loan requires equal quarterly installments of $609,143 through May 11, 2004 with the remaining principal due at that time. In addition, the Company is required to make an annual prepayment of up to $1 million if the Company's net income exceeds $5 million. The prepayment is due 105 days after December 31. In connection with the term loan the Company entered an interest rate swap agreement that fixed the interest rate at 6.9% over the life of the loan.

The other significant financing activity during the quarter was the use of the Company's revolving credit agreement to finance operations and capital expenditures.

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

                                Page 11 of 16

The Company has completed the assessment and testing phase of its Year 2000 project and is currently in the implementation phase. Based on the results of the successful implementation of the Company's Year 2000 compliant software at six of its eight operations the Company believes that all of its operating locations will be fully Year 2000 compliant by October 1, 1999.
The Company has two remaining operations to be converted to the new Year 2000 compliant operating software. They are on schedule to be implemented on September 1 and October 1, 1999.

The Company has developed a contingency plan that would enable it to use its existing software after December 31, 1999. The Company has the ability to reprogram dates in its existing financial software. The software would then act as if it were in a year other than 1999 enabling it to continue to process transactions. The Company's production facilities do not rely on the Company's financial software for the ability to produce products. The Company has not pursued this alternative plan as it has successfully implemented six of its eight facilities on Year 2000 compliant software. The remaining two facilities will use the identical software the other six are currently operating on.

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

The Company believes the worst case scenario relating to Year 2000 issues would be the disruption or unavailability of utility services. The Company also believes that this possibility is remote. Additionally, the Company's seven manufacturing plants and eight distribution facilities are all served by different utility companies and it is unlikely that all would suffer from a Year 2000 problem.

As noted in the next section, "Forward Looking Statements", a major risk factor for the Company is the availability of chassis. The Company's major sources of chassis have indicated that they are Year 2000 compliant and that their chassis are also Year 2000 compliant.

                                Page 12 of 16

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials, severe interest rate increases and the Company's and its suppliers and customers ability to make its operating and financial systems Year 2000 compliant. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.


                        PART II.   OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a) Exhibits:

           Exhibit 27 - Financial Data Schedule

        b) Reports on Form 8-K:  None


                                Page 14 of 16

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUPREME INDUSTRIES, INC.

DATE: August 12, 1999                       BY: /s/ROBERT W. WILSON
                                            Robert W. Wilson
                                            Executive Vice President,
                                            Treasurer, Chief Financial
                                            Officer and Director (Principal
                                            Financial and Accounting Officer)

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

                                Page 16 of 16