Form 10-Q
period 1999-09-30
SUPREME INDUSTRIES INC
filed 1999-11-12
CIK 350846

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
   (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1999
                               OR
   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($.10 Par Value)       Outstanding at November 8, 1999
            Class A                           8,584,207
            Class B                           1,739,140

The index to Exhibits is at page 16 in the sequential numbering system. Total number of pages: 16.

                                Page 1 of 16

                           SUPREME INDUSTRIES, INC.

                                  CONTENTS

                                                              Page No.

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets                           3-4

          Consolidated Statements of Income                       5

          Consolidated Statements of Cash Flows                   6

          Notes to Consolidated Financial Statements            7-9


  Item 2. Management's Discussion and Analysis of              9-13
          Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                       14

          Signatures                                             15

          Index to Exhibits                                      16

                                Page 2 of 16

                       Part I. Financial Information
                        Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                               September 30,   December 31,
                                                   1999            1998
                                              --------------- ---------------
Assets                                          (Unaudited)

Current assets:
     Cash and cash equivalents...............       $237,396        $185,424
     Accounts receivable, net................     30,084,566      28,709,559
     Inventories.............................     33,026,638      28,792,650
     Deferred income taxes...................      1,081,839       1,081,839
     Other current assets....................      1,690,283       1,465,237
                                              --------------- ---------------
          Total current assets...............     66,120,722      60,234,709
                                              --------------- ---------------


Property, plant and equipment, at cost.......     56,558,606      50,030,906
          Less, Accumulated depreciation and
            amortization.....................     20,759,618      18,688,584
                                              --------------- ---------------
          Property, plant and equipment, net.     35,798,988      31,342,322
                                              --------------- ---------------



Intangible assets, net.......................      1,349,593       1,502,076
Other assets.................................        905,691         991,947
                                              --------------- ---------------

          Total assets.......................   $104,174,994     $94,071,054
                                              =============== ===============

The accompanying notes are a part of the consolidated financial statements.

                                Page 3 of 16

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

                                               September 30,   December 31,
                                                   1999            1998
                                              --------------- ---------------
Liabilities and Stockholders' Equity            (Unaudited)

Current liabilities:
     Current maturities of long-term debt....     $5,168,251      $2,014,975
     Trade accounts payable..................     10,058,584      10,235,964
     Accrued income taxes....................      2,082,407         961,628
     Other accrued liabilities...............     10,217,165       7,736,198
                                              --------------- ---------------
          Total current liabilities..........     27,526,407      20,948,765

Long-term debt...............................     30,558,208      18,303,207

Deferred income taxes........................      1,333,007       1,333,007
                                              --------------- ---------------
          Total liabilities..................     59,417,622      40,584,979
                                              --------------- ---------------

Stockholders' equity..........................    44,757,372      53,486,075
                                              --------------- ---------------

          Total liabilities and stockholders'
            equity............................  $104,174,994     $94,071,054
                                              =============== ===============

The accompanying notes are a part of the consolidated financial statements.

                                Page 4 of 16

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                           Three Months Ended           Nine Months Ended
                              September 30,               September 30,
                        ------------------------   --------------------------
                            1999         1998          1999          1998
                        -----------  -----------   ------------  ------------
Revenues............... $67,013,683  $51,406,038   $189,875,331  $168,221,575
                        -----------  -----------   ------------  ------------
Costs and expenses:
     Cost of sales.....  55,397,138   43,165,665    157,886,268   138,891,672
     Selling, general
       and
       administrative..   5,895,528    4,907,523     16,613,680    15,142,831
     Interest..........     769,230      397,766      1,707,852     1,304,205
                        -----------  -----------   ------------  ------------
                         62,061,896   48,470,954    176,207,800   155,338,708
                        -----------  -----------   ------------  ------------
        Income before
          income taxes.   4,951,787    2,935,084     13,667,531    12,882,867

Income taxes...........   2,022,000    1,222,000      5,497,000     5,291,000
                        -----------  -----------   ------------  ------------
        Net income.....  $2,929,787   $1,713,084     $8,170,531    $7,591,867
                        ===========  ===========   ============  ============


Earnings per share:
        Basic.........         $.28         $.14           $.73          $.63
        Diluted.......          .28          .14            .73           .63

Shares used in the
  computation of
  earnings per share:
        Basic.........   10,338,495   12,087,210     11,128,113    12,052,128
        Diluted.......   10,368,929   12,140,177     11,188,624    12,134,660

The accompanying notes are a part of the consolidated financial statements.

                                Page 5 of 16

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                              -------------------------------
                                                   1999            1998
                                              --------------- ---------------
Cash flows from operating activities:
     Net income..............................     $8,170,531      $7,591,867
     Adjustments to reconcile net income to
       net cash used in operating activities:
           Depreciation and amortization.....      2,322,502       2,225,910
           Loss (gain) on disposal of
             equipment.......................        (10,750)         86,998
           Changes in operating assets and
             liabilities.....................     (2,409,675)     (6,183,925)
                                              --------------- ---------------
        Net cash provided by operating
          activities.........................      8,072,608       3,720,850
                                              --------------- ---------------

Cash flows from investing activities:
     Additions to property, plant and
       equipment.............................     (6,619,260)     (4,574,599)
     Proceeds from disposal of property,
       plant and equipment...................          3,325         109,900
     Decrease in other assets................         86,256          55,883
                                              --------------- ---------------
        Net cash (used in) investing
          activities.........................     (6,529,679)     (4,408,816)
                                              --------------- ---------------

Cash flows from financing activities:
     Proceeds from revolving line of credit
       and other long-term debt..............     91,079,810      77,312,374
     Repayments of revolving line of credit
       and other long-term debt..............    (75,671,533)    (76,724,492)
     Proceeds from exercise of stock options.         95,625         114,101
     Acquisiton of treasury stock............    (16,994,859)        (14,120)
                                              --------------- ---------------
        Net cash provided by (used in)
          financial activities...............     (1,490,957)        687,863
                                              --------------- ---------------

Increase (decrease) in cash and cash
  equivalents................................         51,972            (103)
Cash and cash equivalents, beginning of
  period.....................................        185,424         159,044
                                              --------------- ---------------
Cash and cash equivalents, end of period.....       $237,396        $158,941
                                              =============== ===============

Noncash investing and financing activities:
     Common Stock dividends..................     $4,843,391     $11,947,665
     Class A Common Stock exchanged in
       exercise of stock options (12,843
       shares)...............................          ---           185,950

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


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in first-out method, consist of the following:

                                  September 30,         December 31,
                                      1999                 1998
                                  -------------        -------------

    Raw materials.................$ 21,372,099         $ 18,419,217
    Work-in-progress..............   6,348,756            4,154,914
    Finished goods................   5,305,783            6,218,519
                                  ------------         ------------
                                  $ 33,026,638         $ 28,792,650
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


NOTE C - INCOME TAXES

The effective income tax rate for the three months ended September 30, 1999 was 40.8% compared to 41.6% for the three months ended September 30, 1998. The effective tax rate for the nine months ended September 30, 1999 was 40.2% compared to 41.1% for the nine months ended September 30, 1998. The decrease in the effective tax rate in both the 1999 periods is a result of pretax losses in 1998 of the Honduran hardwood flooring facility (closed during the 1998 fourth quarter) that were not recognized in computing the U.S. tax liability.

                                Page 7 of 16

NOTE D - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to all potentially dilutive securities that were outstanding during the period. The weighted average number of shares of common stock used in the computation of diluted earnings per share are as follows:

                                 Three Months Ended   Nine Months Ended
                                    September 30,        September 30,
                                 ------------------   -----------------
                                   1999      1998       1999     1998
                                 --------  --------   -------  --------
  Weighted average number of
    shares outstanding (used in
    computation of basic
    earnings per share)            10,338   12,087     11,128   12,052

  Effect of dilutive securities:
      Options and warrants             31       53         61       83
                                 --------  -------    -------  -------
  Diluted shares outstanding
    (used in computation of
    diluted earnings per share)    10,369   12,140     11,189   12,135
                                 ========  =======    =======  =======

The computations of the number of common shares used in the determination of basic and diluted earnings per share give retroactive recognition to the 5% common stock dividend paid on July 19, 1999 (see Note F).


NOTE E - STOCK REPURCHASE

On April 12, 1999, the Company announced an offer to its stockholders to acquire up to 2,000,000 shares of its Class A and Class B Common Stock at a cash purchase price not greater than $10.00 per share nor less than $8.75 per share. The Company purchased 1,688,823 shares at $10.00 per share through the offer. To finance the stock repurchase the Company borrowed $17,056,000 repayable quarterly in equal installments of $609,143 through May 11, 2004 when the entire remaining principal amount is due. The Company is also required to make an additional annual principal payment equal to 20% of the preceding year's net income which exceeds $5,000,000, within 105 days after December 31. The additional principal payment cannot exceed $1,000,000 in any year. Concurrently the Company entered into an interest rate swap agreement for the entire $17,056,000 that fixes the interest rate at 6.9% over the term of the loan.

                                Page 8 of 16

NOTE F - STOCK DIVIDEND

On June 30, 1999, the Company's Board of Directors declared a 5% common stock dividend payable on July 19, 1999 to stockholders of record on July 12, 1999.


NOTE G - SUBSEQUENT EVENT

On October 28, 1999 the Company announced an offer to repurchase shares from its odd lot holders who own less than 100 shares of Class A Common Stock. Under the terms of the offer odd lot holders must tender all of the shares held by them. The Company will pay the closing price of the Class A Common Stock on the American Stock Exchange plus $.125 on the date the Company receives the holders' certificates accompanied by the letter of transmittal. The offer will remain open through 5:00 P.M. Eastern Standard Time on December 15, 1999. There will be no transaction or administrative costs to the holders.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.

Results of Operations

The Company experienced it's largest revenue quarter ever. Revenues increased $15.6 million to $67.0 million for the quarter ended September 30, 1999 from $51.4 million for the quarter ended September 30, 1998. Revenues for the nine months ended September 30, 1999 increased $21.7 million to 189.9 million, a new record, compared to $168.2 million for the nine months ended September 30, 1998. The Company's dry freight and Spartan product lines continue to be the drivers of the Company's revenue growth. Within the Company's dry freight product line, revenue from the Company's fiberglass reinforced panels ("FRP") products more than doubled for the nine months ended September 30, 1999 when compared to the comparable prior year period. Revenues from the Company's Spartan line increased 73% for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. These product lines consumed 100% of the Company's FRP production through September 30, 1999.

Gross profit for the three months ended September 30, 1999 improved to 17.3% from 16.0% for the three months ended September 30, 1998. Responsible for the improvement were the Company's material and overhead expenses which declined as a percentage of revenues. Contributing to the overhead improvement were the record revenues in the quarter as those items that do not vary directly with volume declined as a percentage of total revenues. Direct and indirect labor costs continue to be issues, particularly at the Company's largest

                                Page 9 of 16
manufacturing plant located in Goshen, Indiana. Labor turnover and training costs hampered productivity in both the quarter and nine months ended September 30, 1999.

The Company's gross profit percentage for the nine months ended September 30, 1999 was 16.8% compared to 17.4% for the prior year's nine month period. A decrease in material as a percentage of revenues was offset by increases in both direct labor and overhead. As discussed earlier, a very competitive labor market, particularly at the Company's largest facility in Goshen, Indiana, has negatively impacted productivity due to excessive turnover and training costs. The increase in overhead costs was caused by increased indirect labor cost and those items in the overhead pool that fluctuate directly with labor costs.

Selling, general and administrative expenses as a percentage of revenues declined .7% to 8.8% for the quarter ended September 30, 1999 from 9.5% for the prior year quarter while for the nine months they were also 8.7% compared to 9.0% for the prior year's nine month period. The primary reason for the decline in both periods is the higher revenues experienced when compared to the prior year.

Interest expense for the quarter ended September 30, 1999 increased $371,464 to $769,230 while for the nine months it increased $403,647 to $1,707,852. The increase in interest expense in both periods is primarily attributable to the $17,056,000 term loan borrowed in May 1999 to finance the Company's stock repurchase program.

The Company's effective income tax rate was 40.8% for the three months ended September 30, 1999 and 40.2% for the nine months ended September 30, 1999. This compares to 41.6% and 41.1% for the comparable prior year periods. The effective income tax rate declined in both 1999 periods due to pretax losses in 1998 of the Company's Honduran hardwood facility that were not deductible for U.S. income tax purposes in the prior year periods.

Net income was $2.9 million for the quarter ended September 30, 1999 and $1.7 million for the quarter ended September 30, 1998. This resulted in diluted earnings per share of $.28 and $.14, respectively. For the nine months ended September 30, 1999, net income was $8.2 million compared to $7.6 million for the nine months ended September 30, 1998. This resulted in diluted earnings per share of $.73 and $.63, respectively.

                                Page 10 of 16

Liquidity and Capital Resources

Cash flows from operating activities and funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the nine months ended September 30, 1999.
Net income and depreciation and amortization continue to be the most significant sources of operating cash flow. The increase of $1.4 million in accounts receivable and $4.2 million in inventories were the primary uses of operating cash flow in the period. The increases in both accounts receivable and inventories are a result of the significantly higher revenues experienced in the period.

The Company has spent $6.6 million on capital expenditures during the year. Major capital projects during the year include $1.3 million for Enterprise Resource Planning software that is Year 2000 compliant and will also provide improved operating information; $1.6 million for office facilities that will be completed in the fourth quarter; $0.7 million for a manufacturing facility to provide needed capacity in Georgia; $0.7 million at the Company's FRP facility for improved handling and additional storage as well as improvements at our Pennsylvania, Georgia and California manufacturing plants. Additionally, the Company is in the process of negotiating for an Industrial Revenue Bond to purchase the North Carolina facility it currently leases.
The transaction is not expected to close until early in the year 2000.

The principal financing activities during the nine months ended September 30, 1999 were the use of the Company's revolving credit facility to finance operations and capital expenditures and a $17.1 million five year term loan used to purchase 1,688,823 shares of the Company's Class A Common Stock in the Dutch Auction offer that expired May 10, 1999.

The Company anticipates that cash flows from operations and funds available under the Company's revolving credit agreement will be sufficient to meet the Company's cash needs during 1999.


Year 2000

The Company has successfully completed the installation of certified Year 2000 compliant software for all major functions and all operating facilities at a combined software and hardware cost of $1.3 million. Expenditures for the investment in the new hardware and software Year 2000 were funded from operating activities combined with funds available under the Company's revolving credit agreement. The successful implementation of the new information system is the completion of a project that was commenced during 1996. With the assistance of an independent consulting group, the Company conducted a complete analysis of it's system and operating requirements. The selection of the software was based on the strength of the

                                Page 11 of 16
manufacturing software modules combined with the quality and level of expertise the software provider could furnish. During the last quarter of 1998 and the first three quarters of 1999, the Company completed the implementation and testing of the software at all of its locations. The Company had developed a contingency plan that would have permitted the Company to use its prior software after December 31, 1999 by reprogramming dates in its prior software. However, with the successful implementation of the new Year 2000 compliant software, management believes there is no longer a real need for the contingency plan.

While the Company's most urgent goal was to obtain Year 2000 compliance, an equally important goal to improve the Company's information systems to provide more timely and accurate financial and operating reports to better manage the Company was set. The business and process improvement will be an ongoing project. The Company will continue to provide the education and training necessary to its personnel to achieve these goals.

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

The Company also believes there is not significant risk from the failure of its customers to become Year 2000 compliant because of the large number of active accounts and the fact that no single account is more than 6% of revenues. The Company's products are sold direct to large users; there are approximately 85 truck distributors and 37 bus distributors as well as approximately 500 truck dealers throughout the country who are customers of the Company.

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

                                Page 12 of 16

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials, severe interest rate increases and the Company's and its suppliers and customers' ability to make its and there respective operating and financial systems Year 2000 compliant. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

                                Page 13 of 16

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


                                            SUPREME INDUSTRIES, INC.

DATE: November 12, 1999                     BY: /s/ROBERT W. WILSON
                                            Robert W. Wilson
                                            Executive Vice President,
                                            Treasurer, Chief Financial
                                            Officer and Director (Principal
                                            Financial and Accounting Officer)

                                            (Signing on behalf of the
                                            Registrant and as Principal
                                            Financial Officer.)

                                Page 15 of 16

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