Form 10-K
period 1999-12-31
SUPREME INDUSTRIES INC
filed 2000-03-21
CIK 350846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1999.
                                      or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___ to ___.

                          Commission File No. 1-8183

                            SUPREME INDUSTRIES, INC.
           (Exact name of Registrant as specified in its charter)

       Delaware                                       75-1670945
(State of Incorporation)                   (IRS Employer Identification No.)

 P.O. Box 237,  16441 CR 38,  Goshen, Indiana            46528
   (Address of principal executive offices)           (Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 25, 2000: $39,042,593

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


           Class                           Outstanding at February 25, 2000
-------------------------------------      --------------------------------
Class A Common Stock ($.10 Par Value)             8,994,052 shares
Class B Common Stock ($.10 Par Value)             1,826,092 shares

                      Documents Incorporated by Reference

                                          Parts of Form 10-K Into Which the
       Document                           Document is Incorporated
Portions of the Proxy Statement
  for Annual Meeting of Shareholders
  to be held on April 27, 2000            Part III

The Index to Exhibits is on page     in the sequential numbering system.
Total pages

                                PAGE 1 of 59

                                   PART I
                                   ------
ITEM 1.   BUSINESS.
-------   ---------
History
-------
     Supreme Industries, Inc., a Delaware Corporation, formerly ESI Industries, Inc. (the "Company") is one of the nation's leading manufacturers of specialized vehicles, including truck bodies and shuttle buses. The Company was incorporated in 1979 and originally had one operating subsidiary TGC Industries, Inc., which was spun-off to stockholders of the Company effective July 31, 1986.

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

     During 1998 the Company reached the decision to close two operating facilities. The paratransit van line acquired in March 1996 never reached the volumes anticipated. In addition, as a result of the damage to the Honduran infrastructure caused by Hurricane Mitch, the Company decided to close its hardwood flooring operation in Honduras. Neither closing had an unfavorable effect on the Company's operations.


Financial Information About Operating Segments
----------------------------------------------
     The Company has two operating segments, specialized vehicles and vertically integrated fiberglass products. The vertically integrated fiberglass products segment does not meet the qualitative thresholds for separate disclosure.


General Description of the Company's Business
---------------------------------------------
     The specialized vehicle industry consists of companies that manufacture and/or distribute specialized truck bodies and shuttle buses. Depending on the product, it is either built directly on a truck chassis or built separately and installed at a later date. The truck chassis, which consists of an engine, frame with wheels, and in some cases a cab, is manufactured by third parties who are major automotive or truck companies. Such companies typically do not build specialized truck bodies. See "Competition."

     Supreme's products are medium-priced with prices generally ranging from $2,500 to $100,000. Supreme's truck bodies and custom trailers are offered in aluminum or fiberglass reinforced plywood panel ("FRP") construction and are available in lengths of 9 to 45 feet and heights up to 13 feet, 6 inches. Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and

                               Page 2 of 59
refrigeration equipment, which are configured with the truck bodies to meet the end-user's needs. Supreme also makes its own fiberglass wind deflectors under the name of Fuel Shark, which reduce wind resistance and improve fuel efficiency. Supreme is not in the business of manufacturing recreational vehicles or long-distance truck-trailers. The following is a brief summary of Supreme's products:

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

                                Page 3 of 59

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

     StarTrans (trademark) mid-size buses. Supreme's StarTrans (trademark) mid-size buses (President and Ambassador) are offered in lengths of up to 31 feet with capacities of up to 35 passengers. This product serves the public transit and tour markets and provides the Company's dealer network with a more comprehensive product line.

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


Manufacturing
-------------
     Supreme's manufacturing facilities are located in Goshen and Ligonier Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania and Wilson, North Carolina. Supreme's management estimates that the capacity utilization of its plants and equipment range from 60% to 90% of capacity when annualized on a one-shift basis. During the first and second quarter several of the Company's plants operate at 100% capacity to meet fleet requirements.

                                Page 4 of 59

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

     Supreme has designed and built its own fabricating equipment for many of its manufacturing processes. Supreme has its own fiberglass manufacturing facilities that process and assemble the Fiberglass Reinforced Panel ("FRP") and other fiberglass products as required. Demand for the Company's FRP products was up $26.7 million in 1999 when compared to 1998 utilizing the Company's entire production capacity internally. The Company was able to increase its FRP production rate by 40% during 1999 at times running on a three shift basis but encountered significant problems with employee turnover that resulted in extremely high scrap rates. Employee turnover has stabilized and the Company is working diligently to improve scrap rates going forward. The Company is now able to meet its internal requirements at favorable cost when compared to the external market price. There is also sufficient capacity to allow for sales of FRP to third parties. The Company is currently in negotiations with two potential customers for up to $200,000 in monthly sales.

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


Raw Materials
-------------
     Supreme does not have any long-term raw material contracts and is dependent upon suppliers of lumber, fiberglass, aluminum and steel for its manufacturing. However, there are several readily available sources for these raw materials. Supreme's operations could be affected by labor disruptions at its raw material suppliers or freight carriers. The single greatest threat to Supreme would be the disruption of chassis availability as virtually all of Supreme's products are

                                Page 5 of 59
built on chassis. The Company believes it enjoys good relationships with all the chassis manufactureres that supply the chassis that its products are built on. In the event of a problem with one chassis supplier the Company would attempt to divert its products to other chassis suppliers.


Marketing
---------
     Supreme normally sells the vehicle and/or equipment that has been installed on the chassis to either truck equipment distributors, truck dealers or directly to end-users. Truck bodies purchased by a truck dealer from Supreme are sold by the dealer to its own customers. Since Supreme or its distributors (and not the truck dealers) generally service all Supreme products sold by the truck dealers, each truck dealer is normally located within relatively close geographic proximity to Supreme or the distributor supplying such dealer.

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

     Approximately 72 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.


Competition
-----------
     Specialized vehicles are produced by many companies, most of which compete on a regional basis. Management believes that Supreme enjoys a competitive advantage based upon its established distributor/dealer network and six manufacturing facilities and eight distribution centers. Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies and shuttle buses, because such manufacturers' highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized vehicles with various options and equipment.


Trademarks
----------
     The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme. Management believes that these trademarks have significant customer goodwill.


Working Capital
---------------
     The Company utilizes its revolving line of credit to finance its accounts receivable and inventories. The Company's Credit Agreement requires the Company to maintain a minimum working capital of not less than $10 million. The Company had working capital of $42.7 million at December 31, 1999.


Major Customers
---------------
     The Company had one customer, Budget Group Inc., that accounted for approximately 11% of the Company's revenues during 1999. No single or group of customers accounted for 10% or more of the Company's revenues for the years ended December 31, 1998 and 1997. The Company's export sales are not significant.


Environment Regulation
----------------------
     The Company's manufacturing operations are subject to federal, state, and local statutes and regulations relating to the protection of the environment, work site safety standards, and product size and weight limitations. Such regulations increase the Company's cost of doing business. Because other companies are subject to similar regulations, such regulations are not believed to have an adverse effect on the Company's competitive position.


Employees
---------
     As of December 31, 1999, the Company employed approximately 2,200 employees, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.


Back Log
--------
     The Company's backlog of firm orders was $74.0 million at December 31, 1999 compared to $57.0 million at December 31, 1998.


Executive Officers of the Registrant
------------------------------------
     The name, age, business background, position held with the Registrant and tenure of each of the Registrant's executive officers are set forth below. No family relationship exists among any of the executive officers.

                                Page 7 of 59

                                           Served as
                                           Executive         Positions With
Name, Age, and Business Experience       Officer Since           Company
------------------------------------------------------------------------------
Herbert M. Gardner, 60                       1979            Chairman of the
Senior Vice President of Janney                              Board, President
Montgomery Scott Inc., investment
bankers, since 1978; Chairman of the
Board of the Company, since 1979 and
President of the Company since June
1992.  Also a Director of: Nu Horizons
Electronics Corp., an electronic
component distributor; Transmedia
Network, Inc., a company that develops
and markets transaction-based dining
and other consumer savings programs;
Hirsch International Corp., importer of
computerized embroidery machines,
supplies, and developer of embroidery
machine application software; Co-Active
Marketing Group, Inc., a marketing and
sales promotion company; and TGC
Industries, Inc., a company engaged in
the geophysical services industry.

Omer G. Kropf, 58                            1984           Executive Vice
Executive Vice President of the Company                     President
since August 1985; President and Chief
Executive Officer of Supreme Corporation, a subsidiary of the Company, since January
19, 1984.

                                Page 8 of 59

                                           Served as
                                           Executive         Positions With
Name, Age, and Business Experience       Officer Since           Company
------------------------------------------------------------------------------
William J. Barrett, 60                       1979            Secretary and
Senior Vice President of Janney                              Assistant
Montgomery Scott Inc., investment                            Treasurer
bankers, since 1976; Secretary and
Assistant Treasurer of the Company
and a Director since 1979.  Also a
Director of: TGC Industries, Inc.,
a company engaged in the geophysical
services industry and American Country
Holdings, Inc., a specialized property
and casualty insurance company.

Robert W. Wilson, 55                         1990            Executive Vice
Treasurer, Executive Vice President,                         President,
and Chief Financial Officer of the                           Treasurer, Chief
Company since December 1992; Vice                            Financial
President of Finance of Supreme                              Officer, and
Corporation since 1988.	                                     Assistant
                                                             Secretary

                                Page 9 of 59

ITEM 2.  PROPERTIES.
-------  -----------
     Set forth below is a brief summary of the properties which are owned or leased by the Registrant as of December 31, 1999.

                                   Square      Owned or        Operating
                                   Footage      Leased          Segment
                                   -------     --------        ---------
Manufacturing of Products
-------------------------
Goshen, Indiana                     198,556     Leased    Specialized Vehicles
Goshen, Indiana                     237,154     Owned     Specialized Vehicles
Jonestown, Pennsylvania             246,848     Owned     Specialized Vehicles
Wilson, North Carolina              113,694     Leased    Specialized Vehicles
Moreno Valley, California           100,147     Owned     Specialized Vehicles
Cleburne, Texas                     115,060     Owned     Specialized Vehicles
Griffin, Georgia                    102,795     Leased    Specialized Vehicles
Griffin, Georgia                     26,150     Owned     Specialized Vehicles
                                  ---------
                                  1,140,404
                                  ---------
Manufacturing of Component Parts
--------------------------------
Goshen, Indiana                      57,570     Owned     Fiberglass Products
Ligonier, Indiana                    31,134     Owned     Fiberglass Products
                                  ---------
                                     88,704
                                  ---------
Distribution
------------
St. Louis, Missouri                  15,000     Leased    Specialized Vehicles
Houston, Texas                       12,841     Owned     Specialized Vehicles
Denver, Colorado                     12,500     Leased    Specialized Vehicles
Woonsocket, Rhode Island             10,720     Owned     Specialized Vehicles
San Antonio, Texas                    7,000     Owned     Specialized Vehicles
Louisville, Kentucky                  6,664     Owned     Specialized Vehicles
Apopka, Florida                       6,600     Owned     Specialized Vehicles
Vallejo, California                   8,400     Leased    Specialized Vehicles
                                  ---------
                                     79,725
                                  ---------
Total square footage              1,308,833
                                  =========

     Of the leased properties, approximately 280,000 square feet of buildings and approximately 63 acres of land located in Goshen, Indiana and Griffin, Georgia are leased from a limited partnership controlled by certain members of the Company's Board of Directors. Such board members are herein referred to as the "Affiliated Lessors."

     The Company's leases with the Affiliated Lessors continue through July 25, 2000. Supreme has the right to renew the leases for one additional five-year period through July 25, 2005.

                                Page 10 of 59

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


ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------
     No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1999.


                                 PART II
                                 -------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.
-------  -------------------------------------------------------------
     The Company's Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of February 25, 2000 was approximately 372. Due to the number of shares held in nominee or street name, it is likely that there are more than 372 beneficial owners of the Company's Class A Common Stock.

                                Page 11 of 59

     The Company's Class A Common Stock closed at $5.25 on the American Stock Exchange on February 25, 2000 on which date there were 8,994,052 shares of Class A Common Stock outstanding. High and low closing prices of the Class A Common Stock for the two year period ended December 31, 1999 were:

                                         1999                 1998
                                     High     Low         High     Low
                                   -------   -------    -------   -------
1st Quarter                        9 7/16   6 11/16     10 7/16   7 3/16
2nd Quarter                        9 7/8    8 5/16      13        9 13/16
3rd Quarter                        7 3/4    6 1/2       10 11/16  7 3/8
4th Quarter                        7 5/8    5 3/4       9         6 11/16

     All of the 1,826,092 outstanding shares of the Company's Class B Common Stock were held by a total of 14 persons as of February 25, 2000. There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

     No cash dividends were paid in 1999 or 1998. The Company paid two 5% stock dividends during 1998, one on June 1 and one on November 20 and two 5% stock dividends during 1999, one on July 19 and one on December 6.

                                Page 12 of 59

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

                                     For the Years Ended December 31,
                              -----------------------------------------------
Consolidated Income Statement
Data:  (in millions, except
per share amounts)
                                1999      1998      1997      1996      1995
                              -------   -------   -------   -------   -------
  Net revenue                 $ 246.0   $ 223.7   $ 198.0   $ 159.9   $ 164.5
  Net income                      8.3       9.0(a)    8.6       5.1       7.2
  Net income per share:(b)
     Basic earnings per share     .71       .71       .68       .42       .66
     Diluted earnings per share   .71       .71       .67       .40       .60


Consolidated Balance Sheet
Data:  (in millions)

  Working capital             $  42.7    $  39.4   $ 30.4   $  23.4   $  23.1
  Total assets                  110.6       94.2     85.9      68.8      62.4
  Long-term debt (excluding
     current maturities)         35.3       18.3     17.4      16.1      18.0
  Stockholders' equity           44.8       53.5     44.5      35.8      28.8

(a) Net income for 1998 was reduced by a $1.3 million extraordinary loss (see Note B of Notes to Consolidated Financial Statements).

(b) All per share amounts have been restated for all common stock dividends paid.

                                Page 13 of 59

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
-------  -------------------------------------------------
Comparison of 1999 with 1998
----------------------------
     Revenues increased $22.3 million to $246.0 million for the year ended December 31, 1999 from $223.7 million for the year ended December 31, 1998. Strong growth in the Company's fiberglass reinforced product lines (FRP) was primarily responsible for the increased revenues. These product lines, consisting primarily of Iner City (trademark), Van and Spartan Service Bodies, grew $26.7 million over 1998. The increased FRP Iner Cities (trademark) and vans replaced aluminum Iner Cities (trademark) and vans which declined $2.8 million from 1998. A decline of $3.5 million in specialized refrigerated products is attributed to the loss of a customer who elected to consolidate their purchases with one supplier.

     There were no significant changes either up or down in the Company's other product lines. Each of the Company's manufacturing locations experienced revenue growth in 1999 over 1998, except the refrigerated manufacturing plant in North Carolina. While the loss of one customer was responsible for a $3.5 million revenue decline, total revenues at this plant only declined $1.3 million. On a unit basis, total shipments for the Company increased approximately 9% in 1999 over 1998.

     The Company's gross profit percentage declined 2.2% in 1999 to 15.4% from 17.6% in 1998. This decline was caused primarily by increases in direct and indirect labor. Expenses associated with labor, particularly group health and workers' compensation insurance, also increased substantially.
The Company attributes these increases to significant employee turnover caused by tight labor markets and low unemployment rates at each of its manufacturing facilities. The specialized nature of the Company's product lines requires skilled employees and significant training. Productivity was adversely effected as the Company hired 1,716 employees during 1999 to realize a net gain of 197 employees. The cost of raw materials was relatively unchanged from the prior year.

     Selling, general and administrative expenses were $22.0 million, or 9.0% of revenues, in 1999 compared to $20.7 million, or 9.2% of revenues, in 1998. Approximately two-thirds of selling, general and administrative expenses are employee or employee-related, a portion of which fluctuated directly with revenues.

     Interest expense increased $.6 million to $2.2 million in 1999 from $1.6 million in 1998. The increase was principally attributable to the $17.1 million five-year term loan which was used to finance the repurchase of 1,688,823 shares of the Company's Class A common stock through a Dutch Auction in May 1999. Also contributing to the increased interest expense during 1999, were slightly higher interest rates during the later part of 1999 and increased use of the Company's revolving line of credit to finance higher levels of accounts receivable and inventories which were related to the increased revenues experienced in 1999 over 1998.

     The Company's effective income tax rate was 39.7% in 1999 as compared to 39.4% in 1998.

                                Page 14 of 59

Comparison of 1998 with 1997
----------------------------
     Revenues increased $25.8 million to $223.7 million for the year ended December 31, 1998 from $198.0 million for the year ended December 31, 1997. The Company experienced revenue growth at each of its manufacturing facilities. Additionally, each of the Company's major product lines experienced growth when compared to 1997. New product lines, including armored trucks, trolleys and Spartan service vans accounted for approximately 50% of the revenue growth in 1998. Actual units shipped increased 10% when compared to 1997.

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

     Interest expense increased $.2 million to $1.6 million in 1998 from $1.4 million in 1997. The increase related to additional borrowings to finance the higher levels of accounts receivable and inventories as well as increased interest on the Company's chassis pools. Both these increases are a result of the increased revenues for 1998 when compared to 1997.

     The Company's effective tax rate on income before extraordinary loss was 39.4% in 1998 and 39.5% in 1997.

     In the fourth quarter of 1998, the Company recognized a $1.3 million extraordinary loss, net of tax benefit, as a result of the closing of its Honduran hardwood flooring manufacturing facility. Because of the damage to the Honduran roads and bridges caused by Hurricane Mitch, the Company was unable to cost effectively obtain raw materials for its hardwood flooring plant and export finished product to its U.S. plants. The Company was able to obtain other sources of hardwood flooring at competitive prices.


Liquidity and Capital Resources
-------------------------------
     Cash flows from operations and availability under the Company's revolving credit agreement were the major sources of funds for operations and capital expenditures during 1999. Net income of $8.3 million and depreciation and amortization of $3.0 million are the largest components of cash flows from operating activities. Inventories increased $9.8 million during the year ended December 31, 1999 while accounts receivable rose $.3 million. The increase in inventories relates to the higher revenue during the year and preparation for large fleet orders that must be delivered in a relatively short time-frame. The fleet orders will be delivered earlier in calendar year 2000 than they were in 1999 which caused the increase at December 31, 1999. The increased inventories of $1.0 million in 1998 and $7.2 million in 1997 were attributed to increased revenues and the introduction of new product lines. Days sales outstanding were 48 at December 31, 1999 compared to 43 at December 31, 1998 and 39 at December 31, 1997. The

increase in 1999 over 1998 relates to state contracts for the Company's bus products and increased amounts due from large fleet and leasing companies which typically take up to 60 days to pay. Current liabilities increased $7.3 million in 1999 when compared to 1998. The increase consisted of $2.8 million in current maturities of long-term debt, $1.8 million in accounts payable and $2.7 million in other current liabilities. The increase in current maturities of long-term debt relates entirely to the new five-year term loan which was used to finance the purchase of treasury shares in May 1999. The increase in accounts payable relates to increased inventories in 1999 and the increase in other accrued liabilities was caused by increases in accrued payroll, increased accruals for self-insured group health and workers' compensation insurance and amounts due in connection with a rebate program with a large fleet customer. The Company used operating cash flows to reduce accounts payable and other current liabilities in 1998 while in 1997, operating cash flows were increased by the changes in accounts payable and other current liabilities.

     The Company invested $9.1 million in property, plant and equipment in 1999. Significant additions during the year were the construction and furnishing of a new corporate office facility in Goshen, Indiana for $1.8 million; the purchase and installation of new operating software for $1.5 million; plant acquisition and expansion in Griffin, Georgia for $.8 million; the purchase of a labor-saving laser machine for $.6 million; construction of a storage and cutting building for $.2 million; cutting machinery at the Company's Ligonier, Indiana facility for $.3 million; and capacity expansion at the Company's Jonestown, Pennsylvania, Cleburne, Texas and Moreno Valley, California plants for $.3 million, $.2 million and $.2 million, respectively.

     The major financing activities during the year were the use of the Company's revolving line of credit and the previously mentioned $17.1 million five-year term loan used to purchase $17.0 million of treasury stock. The Company entered into an interest rate swap agreement for the entire $17.1 million that fixes the interest rate at 6.9% over the term of the loan.

     On December 28, 1999, the Company announced an offer to purchase up to 500,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions through the close of business on June 30, 2000. During January 2000, 18,400 shares were purchased under this offer.

     The Company believes that cash flows generated from operations during 2000 and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the year 2000.


Year 2000
---------
     The Company has met its primary goal of being able to process transactions in the year 2000. The total cost paid to the supplier of the software and consultants was $1,572,000. The Company also spent $200,000 on hardware upgrades. In addition, the Company capitalized internal costs of $400,000 relating to a dedicated team of employees from each major discipline including operations, sales, financial and administrative personnel who spent 80% of their time over a two-year period on selection and implementation of the new management information system.

     In addition to a change to a system that was Y2K compliant, an important goal of the Company's new information system was to significantly improve its overall information systems.

                                Page 16 of 59

     This is an ongoing project that will result in better and more detailed operating and financial information by facility, product line and customer. This information will allow the Company to make better and more timely operating and financial decisions.

     The Company has not encountered any problems with its suppliers or customers relating to Y2K and there was no disruption of utility services to its manufacturing and distribution facilities.


Pending Accounting Pronouncements
---------------------------------
     The Company does not believe the implementation of pending accounting pronouncements (see Note A of Notes to Consolidated Financial Statements) on or before the effective date will have a significant effect on the Company's financial reporting.


Forward-Looking Statements
--------------------------
     This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials and severe interest rate increases. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

                                Page 17 of 59

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------
     In the normal course of business, operations of the Company is exposed to fluctuations in interest rates. These fluctuations can vary the cost of investing, financing and operating. The Company's primary risk exposure results from changes in short-term interest rates. In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions. The Company's revolving line of credit is floating rate debt and bears interest at the bank's prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company's leverage ratio. At December 31, 1999, the Company is party to two (2) interest rate swap agreements dated September 30, 1998 and May 11, 1999. The September 30, 1998 interest rate swap agreement relates to a five-year term loan (original principal balance of $7 million) and the May 11, 1999 interest rate swap agreement relates to a five-year term loan (original principal balance of $17.1 million). Both these term loans bear interest at LIBOR plus certain basis points determined by the Company's leverage ratio. The effective interest rates at December 31, 1999 for these term loans were 7.48%, on outstanding principal balance of $5,249,995, and 7.26%, on outstanding principal balance of $15,837,714. The interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the lives of the interest rate swap agreements, which coincide with the terms of the related debt, without exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreement are used to measure interest to be paid or received and do not represent the amount of exposure of credit loss. The differential paid or received under the interest rate swap agreements is recognized as an adjustment to interest expense. The following is a summary of interest rate swap agreements outstanding at December 31, 1999:

      Notional Amount              Fixed Rate                 Maturity
    -------------------          ---------------        ------------------
        $5,250,000                    6.7%              September 30, 2003
        15,837,700                    6.9               May 11, 2004

     Based on the Company's overall interest rate exposure at December 31, 1999, including floating rate debt and the related interest rate swap agreements, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 1999, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

                                Page 18 of 59

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

Index to Financial Statements                                     Page
                                                               ---------
1.   Financial Statements:
        Report of Independent Accountants                          20

        Consolidated Balance Sheets at December 31, 1999
           and 1998                                                21

        Consolidated Statements of Income for the years
           ended December 31, 1999, 1998 and 1997                  22

        Consolidated Statements of Stockholders' Equity
           for the years ended December 31, 1999, 1998
           and 1997                                                23

        Consolidated Statements of Cash Flows for the
           years ended December 31, 1999, 1998 and 1997            24

        Notes to Consolidated Financial Statements               25 - 37


2.   Financial Statement Schedule:

        II - Valuation and Qualifying Accounts for the three
           years ended December 31, 1999, 1998 and 1997            38

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.   Supplementary Data

        Quarterly Results


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Supreme Industries, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Supreme Industries, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Note A to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use".


                                          /s/PricewaterhouseCoopers LLP

South Bend, Indiana
February 3, 2000

                                Page 20 of 59

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets
December 31, 1999 and 1998

                      ASSETS
                                                  1999          1998
                                             -------------  -------------
Current assets:
  Cash and cash equivalents                  $     270,935  $     185,424
  Accounts receivable, net of allowance
    for doubtful accounts of $609,000 in
    1999 and $456,000 in 1998                   29,026,385     28,709,559
  Refundable income taxes                        1,385,000      1,170,000
  Inventories                                   38,552,339     28,792,650
  Deferred income taxes                          1,268,284      1,081,839
  Other current assets                             436,381        430,237
                                             -------------  -------------
       Total current assets                     70,939,324     60,369,709

Property, plant and equipment, net              37,464,092     31,342,322

Intangible assets, net                           1,298,766      1,502,076

Other assets                                       880,246        991,947
                                             -------------  -------------
       Total assets                          $ 110,582,428  $  94,206,054
                                             =============  =============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt       $   4,805,107  $   2,014,975
  Trade accounts payable                        12,001,927     10,235,964
  Accrued wages and benefits                     4,822,619      4,568,062
  Accrued income taxes                             947,776        961,628
  Other accrued liabilities                      5,708,118      3,168,136
                                             -------------  -------------
       Total current liabilities                28,285,547     20,948,765

Long-term debt                                  35,319,246     18,303,207

Deferred income taxes                            2,128,452      1,468,007
                                             -------------  -------------
       Total liabilities                        65,733,245     40,719,979
                                             -------------  -------------
Commitments and contingencies (Note I)

Stockholders' equity:
  Preferred Stock, $1 par value;
    authorized 1,000,000 shares, none
    issued
  Class A Common Stock, $.10 par value;
    authorized 20,000,000 shares, issued
    10,779,766 shares in 1999 and
    9,890,653 shares in 1998                     1,077,977        989,065
  Class B Common Stock, convertible into
    Class A Common Stock on a one-for-one
    basis, $.10 par value; authorized
    5,000,000 shares, issued 1,826,092
    shares in 1999 and 1,688,328 shares
    in 1998                                        182,609        168,833
  Additional paid-in capital                    52,975,153     44,107,645
  Retained earnings                              8,328,929      8,935,827
  Treasury stock, Class A Common Stock,
    at cost, 1,765,797	shares in 1999
    and 75,934 shares in 1998                  (17,715,485)      (715,295)
                                             -------------  -------------
       Total stockholders' equity               44,849,183     53,486,075
                                             -------------  -------------
       Total liabilities and stockholders'
         equity                              $ 110,582,428  $  94,206,054
                                             =============  =============

The accompanying notes are a part of the consolidated financial statements.

                                Page 21 of 59

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Income
for the years ended December 31, 1999, 1998 and 1997

                                       1999           1998           1997
                                  -------------  -------------  -------------
  Revenue:
    Net sales                     $ 244,953,480  $ 222,566,601  $ 197,429,917
    Other income                      1,058,515      1,161,320        538,242
                                  -------------  -------------  -------------
                                    246,011,995    223,727,921    197,968,159
                                  -------------  -------------  -------------
  Costs and expenses:
    Cost of sales                   208,011,870    184,433,390    165,197,662
    Selling, general and
      administrative                 22,039,388     20,655,625     17,228,565
    Interest                          2,242,064      1,647,878      1,409,713
                                  -------------  -------------  -------------
                                    232,293,322    206,736,893    183,835,940
          Income before income
            taxes and
            extraordinary loss       13,718,673     16,991,028     14,132,219

  Income taxes                        5,451,000      6,700,000      5,577,000
                                  -------------  -------------  -------------
          Income before
            extraordinary loss        8,267,673     10,291,028      8,555,219

  Extraordinary loss, net of
    income tax benefit of
    $860,000                              -          1,280,115          -
                                  -------------  -------------  -------------
          Net income              $   8,267,673  $   9,010,913  $   8,555,219
                                  =============  =============  =============
  Earnings per share - Basic:
    Income before extraordinary
      loss                        $         .71  $         .81  $         .68
    Extraordinary loss                       -            (.10) $          -
                                  -------------  -------------  -------------
          Net income              $         .71  $         .71  $         .68
                                  =============  =============  =============
  Earnings per share - Diluted:
    Income before extraordinary
      loss                        $         .71  $         .81  $         .67
    Extraordinary loss                       -            (.10)            -
                                  -------------  -------------  -------------
          Net income              $         .71  $         .71  $         .67
                                  =============  =============  =============
  Shares used in the computation
    of earnings per share:
      Basic                          11,610,624     12,629,952     12,591,929
      Diluted                        11,659,646     12,764,604     12,697,023

The accompanying notes are a part of the consolidated financial statements.

                                Page 22 of 59

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                                                                                                                        Total
                         Class A Common Stock    Class B Common Stock      Additional       Retained      Treasury    Stockholders'
                       Shares           Amount  Shares          Amount   Paid-In-Capital    Earnings        Stock        Equity
                       -----------------------  ----------------------   ---------------  ------------  ------------  ------------
Balance, January 1,
  1997                  8,012,767  $   801,277  1,402,975    $ 140,297    $ 23,901,587    $ 11,228,933  $   (250,536) $ 35,821,558
    Net income              -            -          -            -               -           8,555,219          -        8,555,219
    Exercise of stock
      options              21,505        2,150      -            -              71,817           -              -           73,967
    5% Common Stock
      dividends           821,718       82,172    143,798       14,380       7,769,845      (7,866,397)         -            -
                       ----------   ----------  ---------    ---------    ------------    ------------   ------------ ------------
Balance, December 31,
  1997                  8,855,990      885,599  1,546,773      154,677      31,743,249      11,917,755       (250,536)  44,450,744
    Net income              -            -          -            -               -           9,010,913          -        9,010,913
    Conversion of
      16,165 shares of
      Class B Common
      Stock to Class
      A Common Stock       16,165        1,616    (16,165)      (1,616)          -               -              -            -
    Exercise of stock
      options (12,843
      shares of
      treasury stock)     110,497       11,050      -            -             391,127           -           (185,950)     216,227
    5% Common Stock
      dividends           908,001       90,800    157,720       15,772      11,886,269     (11,992,841)         -            -
    Tax benefit from
      exercise of stock
      options               -            -          -            -              87,000           -              -           87,000
    Acquisition of 30,859
      shares of treasury
      stock                 -            -          -            -               -               -           (278,809)    (278,809)
                       ----------  -----------   ---------   ---------    ------------    ------------  ------------- ------------
Balance, December 31,
  1998                  9,890,653      989,065   1,688,328     168,833      44,107,645       8,935,827       (715,295)  53,486,075
    Net income              -            -           -           -               -           8,267,673          -        8,267,673
    Conversion of
      32,003 shares
      of Class B
      Common Stock to
      Class A Common
      Stock                32,003        3,200     (32,003)     (3,200)          -               -              -            -
    Exercise of stock
      options              20,416        2,042       -           -              93,583           -              -           95,625
    5% Common Stock
      dividends           836,694       83,670     169,767      16,976       8,773,925      (8,874,571)         -            -
    Acquisition of
      1,689,863 shares
      of treasury stock     -            -           -           -               -               -        (17,000,190) (17,000,190)
                       ----------  -----------   ---------   ---------    ------------    ------------  ------------- ------------
Balance, December 31,
  1999                 10,779,766  $ 1,077,977   1,826,092   $ 182,609    $ 52,975,153    $  8,328,929  $ (17,715,485)$ 44,849,183


The accompanying notes are a part of the consolidated financial statements.

                                Page 23 of 59

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows
for the years ended December 31, 1999, 1998 and 1997

                                        1999			        1998			        1997
                                  -------------  -------------  -------------
Cash flows from operating
  activities:
    Net income                    $   8,267,673  $   9,010,913  $   8,555,219
    Adjustments to reconcile net
      income to net cash
      provided by operating
      activities:
        Extraordinary loss                -          1,280,115          -
        Depreciation and
          amortization                2,985,064      2,731,510      2,581,650
        Amortization of
          intangibles                   203,310        203,309        203,309
        Provision for losses on
          doubtful receivables          343,438        532,963         54,954
        Deferred income taxes           474,000        461,000         78,000
        Loss (gain) on sale of
          property, plant and
          equipment                      (7,870)       139,496         47,234
        Changes in operating assets
          and liabilities, excluding
          effect of disposition of
          business in 1998:
            Accounts receivable        (660,264)    (5,944,456)    (6,686,762)
            Inventories              (9,759,689)      (970,035)    (7,196,079)
            Other current assets       (221,144)      (802,776)      (380,205)
            Trade accounts payable    1,765,963       (438,163)     3,654,109
            Other current
              liabilities             2,780,687     (1,054,471)     3,738,742
                                   ------------    -----------    -----------
                Net cash provided
                  by operating
                  activities          6,171,168      5,149,405      4,650,171
                                   ------------    -----------    -----------
Cash flows from investing
  activities:
    Proceeds from sale of
      property, plant and equipment      34,759        113,745        107,934
    Additions to property, plant
      and equipment                  (9,133,723)    (6,062,276)    (5,867,622)
    Decrease (increase) in other
      assets                            111,701        (37,699)       (40,744)
                                    -----------    -----------    -----------
                Net cash (used in)
                  investing
                  activities         (8,987,263)    (5,986,230)    (5,800,432)
                                    -----------    -----------    -----------
Cash flows from financing
  activities:
    Proceeds from revolving line
      of credit and other long-term
      debt                          114,786,099     96,031,172     84,443,759
    Repayments of revolving line of
      credit and other long-term
      debt                          (94,979,928)   (95,192,385)   (83,429,099)
    Proceeds from exercise of stock
      options                            95,625        216,227         73,967
    Tax benefit from exercise of
      stock options                       -             87,000          -
    Acquisition of treasury stock   (17,000,190)      (278,809)         -
                                    -----------    -----------    -----------
                Net cash provided
                  by financing
                  activities          2,901,606        863,205      1,088,627
                                    -----------    -----------    -----------
Increase (decrease) in cash and
  cash equivalents                       85,511         26,380        (61,634)

Cash and cash equivalents,
  beginning of year                     185,424        159,044        220,678
                                    -----------    -----------    -----------
Cash and cash equivalents, end
  of year                           $   270,935    $   185,424    $   159,044
                                    ===========    ===========    ===========
Supplemental disclosures of cash
  flow information:
    Cash paid during the year for:
      Interest, net of amount
        capitalized                 $ 2,335,105    $ 1,693,904    $ 1,500,077
      Income taxes                    5,205,852      6,226,972      5,731,640

Noncash investing and financing
  activities:
    Common Stock dividends            8,874,571     11,992,841      7,866,397
    Class A Common Stock exchanged
      in exercise of stock options        -            185,950          -
    Conversion of Class B Common
      Stock to Class A Common Stock       3,200          1,616          -

The accompanying notes are a part of the consolidated financial statements.

                                Page 24 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

    Supreme Industries, Inc. and its subsidiaries (collectively the "Company") manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company's truck body products include cut-away and dry freight van bodies, refrigerated units, stake bodies and other specialized trucks. The Company also manufactures shuttle buses and trailers. At December 31, 1999, the Company has 16 manufacturing, distribution and supply facilities. The Company's customers are located principally in the United States.

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

      Accounting Change - Effective January 1, 1999, the Company adopted
      American Institute of Certified Public Accountants' Statement of
      Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software
      Developed or Obtained for Internal Use". For years beginning after December 15, 1998, SOP 98-1 requires internal and external costs incurred to develop internal use computer software during the application development stage to be capitalized and amortized over the software's useful life. Prior to January 1, 1999, these costs were expensed as incurred. During the year ended December 31, 1999, the Company capitalized $400,000 of internal costs which previously would have been expensed under generally accepted accounting principles.
      These capitalized costs are related to the Company's new management information system which was implemented during 1998-1999. The effect of this change in accounting principle for the year ended December 31, 1999 was to increase net income by approximately $241,000 or $.02 per share (basic and diluted).

      Revenue Recognition and Concentration of Credit Risk - The production of specialized truck bodies and shuttle buses starts when an order is received from the customer. Revenue is recognized when the unit is shipped to the customer. Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions. In 1999, the Company had one customer that accounted for approximately 11% of the Company's net sales. The Company performs an ongoing credit evaluation of its customers' financial condition, and credit is extended to customers on an unsecured basis. Future credit losses are provided for currently through the allowance for doubtful accounts and actual credit losses are charged to the allowance when incurred.

      Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                                Page 25 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

      Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 31, 1999 and 1998 because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 1999 and 1998, based upon terms and conditions available to the Company at those dates in comparison to terms and conditions of its outstanding long-term debt. The estimated fair value of the outstanding interest rate swap agreements (see Note I), based on current market rates, approximated a net asset (liability) at December
      31, 1999 and 1998 of $405,000 and $(103,000), respectively, which are not recorded on the consolidated balance sheets.

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

      Capitalized Interest - Interest costs capitalized during the construction period of plant and equipment were $100,000 for the year ended December 31, 1999.

      Intangible Assets - Intangible assets consist of goodwill - $3,379,031 and patents - $325,000, and are recorded at cost and shown net of accumulated amortization. Amortization of goodwill is provided using the straight-line method over the estimated benefit period (16 to 25 years), and patents are amortized over seven years using the straight-line method. Accumulated amortization at December 31, 1999 and 1998 was $2,405,265 and $2,201,955, respectively.

      Evaluation of Impairment of Long-Lived Assets - In accordance with
      Statement of Financial Accounting Standards ("SFAS") No. 121,
      "Accounting for the Impairment of Long-Lived Assets and Long-Lived
      Assets to be Disposed Of," the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. Management believes that no material impairment of long-lived assets exists at December 31, 1999.

                                Page 26 of 59

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

      Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options.
      The computations of the number of shares used in the determination of basic and diluted earnings per share give retroactive recognition to all common stock dividends declared and paid during the periods.

      Segment Information - The Company's principal business is manufacturing specialized vehicles. Management has not separately organized the business beyond specialized vehicles and vertically integrated fiberglass manufacturing processes. The vertically integrated fiberglass manufacturing subsidiary constitutes a segment by definition of SFAS No. 131, "Disclosures about Segments of an Enterprise and
      Related Information"; however, this segment does not meet the quantitative thresholds for separate disclosure as set forth in this Statement. The vertically integrated fiberglass manufacturing subsidiaries' revenues are less than 10 percent of consolidated revenues, the absolute amount of their reported income is less than 10 percent of the absolute amount of consolidated net income, and finally, their assets are less than 10 percent of consolidated assets.

                                Page 27 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

      New Accounting Pronouncement - On June 15, 1998, the Financial
      Accounting Standards Board issued SFAS No. 133, "Accounting for
      Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company's interest rate swap agreements (see
      Note I) are derivative instruments and the changes in fair value of these financial instruments, which are cash flow hedges, will be reported in other comprehensive income. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's financial position.


B.  EXTRAORDINARY LOSS.

    During the fourth quarter of 1998, the Company ceased manufacturing operations at its subsidiary located in Honduras as a direct result of the damage to the Honduran roads and bridges caused by Hurricane Mitch.
    Because of the damage to the Honduran infrastructure, the Company was unable to cost-effectively obtain raw materials for its hardwood flooring plant and export finished product to its U.S. plants. The extraordinary loss of $1,280,115, net of a $860,000 tax benefit, primarily represents the carrying value of the abandoned inventory and machinery and equipment which the Company was unable to remove from Honduras.


C.  INVENTORIES.

    Inventories consist of the following:

                                            1999             1998
                                        ------------     ------------
              Raw materials             $ 23,687,824     $ 18,419,217
              Work-in-progress             5,175,269        4,154,914
              Finished goods               9,689,246        6,218,519
                                        ------------     ------------
                   Total                $ 38,552,339     $ 28,792,650
                                        ============     ============

                                Page 28 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

D.  PROPERTY, PLANT AND EQUIPMENT.

    Property, plant and equipment consists of the following:


                                               1999              1998
                                          ------------      ------------
      Land and improvements               $  5,306,675      $  4,468,871
      Buildings and improvements            15,109,701        13,602,971
      Leasehold improvements                 8,586,077         6,773,141
      Machinery and equipment               29,891,747        24,030,961
      Construction in progress                 178,194         1,154,962
                                         -------------      ------------
                                            59,072,394        50,030,906
        Less, Accumulated depreciation
          and amortization                  21,608,302        18,688,584
                                          ------------      ------------
            Property, plant and
              equipment, net              $ 37,464,092      $ 31,342,322
                                          ============      ============


E.  LONG-TERM DEBT.

    Long-term debt consists of the following:

                                               1999             1998
                                           ------------      -----------
       Revolving line of credit            $ 15,402,454      $ 9,419,820

       Term Note C, payable in quarterly
         installments	of $609,143 plus
         interest at LIBOR plus certain
         basis points determined by the
         Company's leverage ratio
         (effective rate of 7.26% at
         December 31, 1999), with final
         maturity in May 2004                15,837,714            -

       Term Note B, payable in monthly
         installments of $116,667 plus
         interest at LIBOR plus certain
         basis points determined by the
         Company's leverage ratio
         (effective rate of 7.48%, and
         6.38% at December 31, 1999 and
         1998, respectively), with final
         maturity in September 2003           5,249,995        6,650,000

       Term Note A, payable in monthly
         installments of $83,333 plus
         interest at 6.4%, with final
         maturity in April 1999                   -              333,309

       Obligations under industrial
         development revenue bonds, variable
         rates, with maturities in August
         2010 and April 2011, collateralized
         by specific real estate              3,170,996        3,403,525

       Real estate mortgage, variable rate
         (6.36% at December 31, 1999), with
         maturity in July 2001                  463,194          511,528
                                           ------------     ------------
           Total                             40,124,353       20,318,182

             Less, Current maturities         4,805,107        2,014,975
                                           ------------     ------------
           Long-term debt                  $ 35,319,246     $ 18,303,207
                                           ============     ============

                                Page 29 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

E.  LONG-TERM DEBT, Concluded.

    The revolving line of credit, term notes and a letter of credit facility are part of a master credit agreement (the "Credit Agreement"). All borrowings under the Credit Agreement are unsecured. The Credit
    Agreement provides for a revolving line of credit facility as defined, up to $18 million and increasing to $25 million during the period each year from February 1 to June 30. Interest on outstanding borrowings under the revolving line of credit is based on the bank's prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company's leverage ratio, as defined. The weighted average interest rate on borrowings outstanding at December 31, 1999 and 1998 was 8.2% and 7.2%, respectively. The revolving line of credit also requires a quarterly commitment fee ranging from 1/8% to 3/16% per annum depending on the Company's leverage ratio and based upon the annualized average unused portion. All amounts outstanding under the revolving line of credit will be due at maturity, April 30, 2001.

    In addition to the required quarterly installments, Term Note C requires an additional annual principal payment to be paid within 105 days after year-end, equal to 20% of the preceding year's net income which exceeds
    $5.0 million, with such additional annual payment not to exceed $1.0 million in any year. At December 31, 1999, current maturities of long-term debt include $653,535, the additional principal payment required for the year ended December 31, 1999.

    Outstanding letters of credit, which reduce availability under the credit facility, aggregated $1.2 million at December 31, 1999 and 1998. Under a separate agreement, at December 31, 1999, the Company has an outstanding
    $2.6 million ($3.0 million at December 31, 1998) irrevocable letter of credit in favor of the bond trustee as a credit enhancement for bondholders of one of the industrial development revenue bonds.

    The Credit Agreement contains, among other matters, certain restrictive covenants including maintenance of a minimum consolidated tangible net worth of $28 million plus 50% of cumulative net income of the Company, as defined, commencing with the year ended December 31, 1999 ($32.1 million at December 31, 1999), minimum consolidated working capital of $10 million and required financial ratios.

    The Company's cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit. Checks outstanding in excess of bank balances at December 31, 1999 and 1998 aggregated
    $4,402,000 and $4,320,000, respectively.

    Maturities of long-term debt for each of the next five years are as follows: 2000 - $4,805,107; 2001 - $19,887,220; 2002 - $4,103,239;
    2003 - $3,719,900 and 2004 - $5,704,558.

                                Page 30 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

F.  RETIREMENT PLAN.

    The Company maintains a defined contribution plan which covers substantially all employees of the Company and its participating subsidiaries who have reached the age of twenty-one years and have completed one year of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match twenty-five percent (fifteen percent prior to December 1, 1997) of employees' contributions up to six percent of the employees' compensation. The Board of Directors may increase or decrease the Company's contribution on a year-by-year basis.
    Expense related to this plan for the years ended December 31, 1999, 1998 and 1997 was $413,829, $317,632 and $172,740, respectively.


G.  STOCKHOLDERS' EQUITY.

    Preferred Stock
    ---------------
    The Company is authorized to issue 1,000,000 shares of preferred stock
    ($1 par value), of which none has been issued. The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

    Common Stock
    ------------
    The Board of Directors approved the following 5% common stock dividends during the years ended December 31, 1999, 1998 and 1997:

             Declaration              Record                  Paid
                 Date                  Date                   Date
           -----------------       -----------------     -----------------
           April 29, 1997          May 12, 1997          May 19, 1997
           October 29, 1997        November 10, 1997     November 17, 1997
           May 12, 1998            May 25, 1998          June 1, 1998
           October 29, 1998        November 13, 1998     November 20, 1998
           June 29, 1999           July 12, 1999         July 19, 1999
           November 17, 1999       November 29, 1999     December 6, 1999

     All per share data have been adjusted to reflect the stock dividends on a retroactive basis.

     Convertible Class B Common Stock
     --------------------------------
     Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors, rounded to the lowest whole number.
     Holders of Class B Common Stock elect the remainder of the directors.

                                Page 31 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

G.  STOCKHOLDERS' EQUITY, Continued.

    Stock Options
    -------------
    During 1992, the Company adopted the 1992 Stock Option Plan under which
    401,117 (adjusted for all subsequent stock dividends through December
    1998) shares of Class A Common Stock were reserved for grant.  At
    December 31, 1998, there were no options available for granting under the
    1992 Stock Option Plan.  On October 29, 1998, the Company's Board of
    Directors approved, and the Company's stockholders subsequently ratified, the 1998 Stock Option Plan under which 752,456 (adjusted for all subsequent stock dividends) shares of Class A Common Stock were reserved for grant.  Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. No options may be exercised during the first year after the date of grant.  Options are  exercisable cumulatively in three installments of 33 1/3 % each year thereafter.
    Options granted under the stock option plans expire five years after the date of grant.

    The following table summarizes stock option activity:

                                                                Weighted -
                                                                 Average
                                                 Number          Exercise
                                                of Shares          Price
                                                ---------        ----------
          Outstanding, January 1, 1997           259,476          $ 3.69

               Granted                             2,679            5.41
               Exercised                         (28,007)           2.64
               Expired or canceled                (7,100)           4.28
                                                --------
          Outstanding, December 31, 1997         227,048            3.83

               Granted                           258,729            7.50
               Exercised                        (129,037)           3.12
               Expired or cancelled              (25,327)           4.43
                                                --------
          Outstanding, December 31, 1998         331,413            6.93

               Exercised                         (20,416)           4.68
               Expired or canceled               (14,255)           7.11
                                                --------
          Outstanding, December 31, 1999         296,742            7.09
                                                ========

    As of December 31, 1999, 682,260 shares were reserved for the granting of future stock options, compared to 668,005 shares at December 31, 1998.

                                Page 32 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

G.  STOCKHOLDERS' EQUITY, Concluded.

    Options outstanding at December 31, 1999 are exercisable at prices of $5.32 and $7.50 per share and have a weighted-average remaining contractual life of 3.2 years. Information about stock options outstanding and exercisable at December 31, 1999 is as follows:


                        Options Outstanding              Options Exercisable
               -------------------------------------  ------------------------
                  Number     Weighted -                 Number
               Outstanding     Average    Weighted -  Exercisable   Weighted -
                   At         Remaining    Average        At          Average
    Exercise   December 31,  Contractual   Exercise   December 31,   Exercise
     Price        1999          Life        Price        1999          Price
    --------   ------------  -----------  ----------  -----------   ----------
     $5.32        55,377      1.34 years     $5.32       55,377        $5.32
      7.50       241,365      3.65 years      7.50       80,455         7.50
                 -------                                -------
                 296,742                                135,832
                 =======                                =======

    December 31, 1998 and 1997 there were exercisable options outstanding to purchase 57,010 and 182,548 shares at weighted-average exercise prices of $5.00 and $3.46, respectively.

    The weighted-average grant-date fair values of options granted during the years ended December 31, 1998 and 1997 were $2.60 and $2.04, respectively.

    Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been:

                                            1999         1998         1997
                                        ----------   ----------   ----------
       Pro forma net income             $8,172,275   $8,948,357   $8,538,715
       Pro forma net income per share:
            Basic                              .70          .71          .67
            Diluted                            .70          .71          .67

    The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                            1999         1998         1997
                                           -------      -------      -------
       Risk free interest rate                4.6%         4.5%         6.5%
       Expected life                       5 years      5 years      5 years
       Expected volatility                   34.5%        29.8%        28.4%
       Expected dividends                     -            -            -

                                Page 33 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

H.  INCOME TAXES.

    Income taxes applicable to income before income taxes and extraordinary loss consist of the following:

                                 1999            1998            1997
                              -----------     -----------     -----------
         Federal:
           Current            $ 3,978,000     $ 4,987,000     $ 4,441,000
           Deferred               389,000         380,000          63,000
                              -----------     -----------     -----------
                                4,367,000       5,367,000       4,504,000
                              -----------     -----------     -----------
         State:
           Current                999,000       1,252,000       1,058,000
           Deferred                85,000          81,000          15,000
                              -----------     -----------     -----------
                                1,084,000       1,333,000       1,073,000
                              -----------     -----------     -----------
             Total            $ 5,451,000     $ 6,700,000     $ 5,577,000
                              ===========     ===========     ===========

    Although not affecting the total provision, the amounts previously reported for the allocation of federal and state income taxes between current and deferred for 1998 have been revised based upon determinations made when the related tax returns were filed.

    The components of the net deferred tax asset and the net deferred tax liability were as follows:

                                  1999            1998
                              -----------     -----------
      Current deferred tax
        asset (liability):
          Receivables         $   161,366     $   100,586
          Inventories             217,447         197,588
          Accrued liabilities     902,264         788,228
          Other                   (12,793)         (4,563)
						                        -----------     -----------
            Deferred tax
              asset           $ 1,268,284     $ 1,081,839
                              ===========     ===========
      Long-term deferred tax
        liability (asset):
          Depreciation        $ 2,119,101     $ 1,363,330
          Other                     9,351         104,677
                              -----------     -----------
            Deferred tax
              liability       $ 2,128,452     $ 1,468,007
                              ===========     ===========

    A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate (35%) to income before income taxes and extraordinary loss is as follows:

                                 1999            1998             1997
                              -----------     -----------     -----------
      Income taxes at
        statutory rate        $ 4,801,500     $ 5,946,900     $ 4,946,300
      State income taxes,
        net of federal benefit    704,600         866,500         697,500
      Amortization of goodwill     36,900          36,900          36,900
      Earnings of Honduran
        subsidiary (operating
        in government free
        zone), not subject to
        U.S. income taxes           -            (116,900)          -
      Other                       (92,000)        (33,400)       (103,700)
                              -----------     -----------					-----------
        Total                 $ 5,451,000     $ 6,700,000     $ 5,577,000
                              ===========     ===========     ===========

                                Page 34 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

I.  COMMITMENTS AND CONTINGENCIES.

    Lease Commitments and Related Party Transactions
    ------------------------------------------------
    The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from July 2000 through June 2004. Certain of the lease agreements are with a related party (a partnership in which certain directors of the Company are the partners) for which related party rent expense was $499,762, $477,462 and
    $478,162 for the years ended December 31, 1999, 1998 and 1997, respectively.

    The rent expense under all operating leases aggregated $1,019,714, $1,026,699 and $1,004,762 for the years ended December 31, 1999, 1998 and
    1997, respectively.

    At December 31, 1999, future minimum rental payments under noncancelable operating leases aggregated $873,614, and are payable as follows:
    2000 - $570,223; 2001 - $156,891; 2002 - $69,100; 2003 - $51,600 and
    2004 - $25,800.

    In addition to the above related party lease transaction, the Company purchases delivery services from a company owned by an officer/director of the Company. During the years ended December 31, 1999, 1998 and 1997, the Company purchased delivery services from this related party aggregating $2,810,000, $2,498,000 and $2,152,000, respectively.


    Obligation To Purchase Consigned Inventories
    --------------------------------------------
    The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturer under converter pool agreements.
    Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer's agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company's various production facilities under the conditions that the Company will store such chassis and will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the
    Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within 90 days of delivery to the Company, the Company is required to pay a finance charge on the chassis.  At December 31, 1999 and 1998, chassis inventory, accounted for as consigned inventory to the
    Company by the manufacturers, aggregated $34.9 million and $17.9 million, respectively.  Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

                                Page 35 of 59

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

I.  COMMITMENTS AND CONTINGENCIES, Continued.

    Self-Insurance
    --------------
    The Company is self-insured for a portion of product liability ($100,000 per occurrence with an annual aggregate of $500,000), certain employee health benefits ($75,000 annually per employee with an annual aggregate of approximately $2,000,000) and workers' compensation in certain states
    ($250,000 per occurrence with an annual aggregate of approximately
    $3,500,000). The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

    Stock Repurchase Programs
    -------------------------
    On September 2, 1998, the Board of Directors authorized the Company to repurchase up to 500,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions through the close of business on February 26, 1999.  The Company purchased 30,859 shares under this repurchase program through December 31, 1998.

    On April 12, 1999, the Company announced an offer to its stockholders to acquire up to 2,000,000 shares of its Class A and Class B Common Stock at a cash purchase price not greater than $10.00 per share nor less than $8.75 per share. The Company purchased 1,688,823 shares of Class A
    Common Stock at $10.00 per share, plus expenses of $103,653, through the offer. The Company financed this stock repurchase program with a term note (see Note E). During the year ended December 31, 1999, the Company also purchased 1,040 shares of Class A Common Stock for $8,307.

    On December 28, 1999, the Board of Directors authorized the Company to repurchase up to 500,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions through the close of business on June 30, 2000. As of December 31, 1999, the Company had acquired no treasury shares under this stock repurchase program.

    Financial Instruments With Off Balance Sheet Risk
    -------------------------------------------------
    The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate debt
    (Term Notes B and C).  The swap agreements are contracts to exchange the debt obligation's LIBOR floating rate (exclusive of the applicable spread) for fixed rate interest payments over the life of the debt obligations without exchange of the underlying notional amounts.  The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure of credit loss.  The differential paid or received under interest rate swap agreements is recognized as an adjustment to interest expense.

    The following is a summary of interest rate swap agreements outstanding at December 31, 1999:


          Notional Amount         Fixed Rate              Maturity
          ---------------         ----------        ------------------
           $  5,250,000              6.7%           September 30, 2003
             15,837,700              6.9%           May 11, 2004

                                Page 36 of 59

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

    Other
    -----
    The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.  The Company has established accruals for matters that are probable and reasonably estimable.
    Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and or amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or results of operation of the
    Company.

                                Page 37 of 59

                  SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



                                       Column C
                           Column B    Additions
                           Balance    Charged to                  Column E
Column A                  Beginning   Costs and     Column D       Balance
Description                 Period     Expenses    Deductions   End of Period
------------------------- ---------   ----------   ----------   -------------
Year ended December 31,
  1999:

    Reserves and
      allowances deducted
      from asset accounts:

        Allowance for
          doubtful
          receivables:     $ 691,000   $ 300,000   $ 147,000(1)   $ 844,000(2)

Year ended December 31,
  1998:

    Reserves and allowances
      deducted from asset
      accounts:

        Allowance for
          doubtful
          receivables:     $ 555,000   $ 533,000   $ 397,000(1)   $ 691,000(2)

Year ended December 31,
  1997:

    Reserves and allowances
      deducted from asset
      accounts:

        Allowance for
        doubtful
        receivables:       $ 555,000   $  55,000   $  55,000(1)   $ 555,000(2)

(1)  Uncollectible accounts written off, net of recoveries.
(2) Reflected in the consolidated balance sheet as follows: deducted from accounts receivable - $609,000 at December 31, 1999, $456,000 at December 31,
1998 and $430,000 at December 31, 1997; deducted from other receivables included in other assets - $235,000 at December 31, 1999 and 1998 and $125,000 at December 31, 1997.

                                Page 38 of 59

                  SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY DATA

Quarterly Results

1999 Quarter               First         Second        Third         Fourth
-----------------------------------------------------------------------------
Net revenue             $56,376,042   $66,485,606   $67,013,683   $56,136,664
Gross profit              9,541,644    10,830,874    11,616,545     6,011,062
Net income                2,397,865     2,842,879     2,929,787        97,142
Per share:
     Basic                      .19           .24           .27           .01
     Diluted                    .19           .24           .27           .01
-----------------------------------------------------------------------------
1998 Quarter
-----------------------------------------------------------------------------
Net revenue             $55,493,345   $61,322,192   $51,406,038   $55,506,346
Gross profit              9,372,971    11,716,559     8,240,373     9,964,628
Income before
  extraordinary loss      2,387,733     3,491,050     1,713,084     2,699,161
Net income                2,387,773     3,491,050     1,713,084     1,419,046
Per share:
Income before
  extraordinary loss
     Basic                      .19           .28           .13           .21
     Diluted                    .19           .28           .13           .21
Net income
     Basic                      .19           .28           .13           .11
     Diluted                    .19           .28           .13           .11
-----------------------------------------------------------------------------
1997 Quarter
-----------------------------------------------------------------------------
Net revenue             $44,173,303   $56,275,903   $45,691,254   $51,827,699
Gross profit              7,136,622    10,396,405     7,043,195     8,194,275
Net income                1,685,399     3,331,237     1,700,656     1,837,927
Per share:
     Basic                      .13           .26           .13           .15
     Diluted                    .13           .26           .13           .15
-----------------------------------------------------------------------------

Accounting adjustments, net of tax effect, for book to physical inventory results and year-end adjustments to certain assets and accrued liabilities had a favorable (unfavorable) impact on fourth quarter results as follows:
1999 $(1,748,000) and 1997 - $436,000.

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to rounding in retroactive statements for stock dividends and changes in the diluted potential common shares.

Net income for the fourth quarter of 1998 was reduced by a $1.3 million extraordinary loss, net of tax, (see Note B of Notes to Consolidated
Financial Statements).

                                Page 39 of 59

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.
-------  ---------------------------------------------------------------
     Not applicable.



                                PART III
                                --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------
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

     (b)  Executive Officers - See "Executive Officers of the Registrant" in
Item 1 of  Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------
     The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's  year end for the year covered by this report, under the caption "Executive
Compensation" of the proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------
     The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within  120 days after the Company's year end for the year covered by this report, under the caption "Security
Ownership of Certain Beneficial Owners and Management" of the proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------
     The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Transactions with
Management" of the proxy statement.

                                Page 40 of 59

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

     a.  The following financial statements and financial statement schedule are included in Item 8 herein:
         1.  Financial Statements
             --------------------
             Report of Independent Accountants

             Consolidated Balance Sheets as of December 31, 1999 and 1998

             Consolidated Statements of Income for the years ended
             December 31, 1999, 1998 and 1997

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

             Consolidated Statements of Cash Flows for the years ended
             December 31, 1999, 1998 and 1997

             Notes to the Consolidated Financial Statements


         2.  Financial Statement Schedule:
             -----------------------------
             Schedule II - Valuation and Qualifying Accounts


         3.  Exhibits:
             ---------
             See Index to Exhibits

     b.  Reports on Form 8-K

No report on Form 8-K was filed during the three-month period ended
December 31, 1999.

                                Page 41 of 59

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Section 13 and 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                        SUPREME INDUSTRIES, INC.

Date:  March 21, 2000                   By: /s/Herbert M. Gardner
       --------------                       ---------------------
                                            Herbert M. Gardner, Chairman
                                            of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/Herbert M. Gardner       Chairman of the Board            March 21, 2000
Herbert M. Gardner            and President (Principal
                              Executive Officer)

/s/Omer G. Kropf            Executive Vice President         March 21, 2000
Omer G. Kropf                 and Director

/s/William J. Barrett       Secretary, Assistant             March 21, 2000
William J. Barrett            Treasurer and Director

/s/Robert W. Wilson         Executive Vice President         March 21, 2000
Robert W. Wilson              Treasurer, Chief Financial
                              Officer and Director
                              (Principal Financial and
                              Accounting Officer)

/s/Robert J. Campbell       Director                         March 21, 2000
Robert J. Campbell

/s/Thomas Cantwell          Director                         March 21, 2000
Thomas Cantwell

/s/Rice M. Tilley, Jr.      Assistant Secretary              March 21, 2000
Rice M. Tilley, Jr.

/s/H. Douglas Schrock       Director                         March 21, 2000
H. Douglas Schrock

/s/Rick L. Horn             Director                         March 21, 2000
Rick L. Horn

                                Page 42 of 59

                              INDEX TO EXHIBITS
                              -----------------


Exhibit	                    Description
-------                     -----------
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

                                Page 43 of 59

4.4       Third Amendment to Credit Agreement dated June 23, 1998, filed as exhibit 4.4 to to the Company's annual report on form 10-K for the fiscal year ended December 31, 1998.

4.5 Fourth Amendment to the Credit Agreement dated September 30, 1998 signed in connection with certain long term indebtedness, filed as exhibit 4.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

4.6 Fifth Amendment to the Credit Agreement dated May 12, 1999 signed in connection with certain long term indebtedness.

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

10.3      The Company's 1998 Stock Option Plan, filed as exhibit 10.3 to the
          Company's annual report on Form 10K for the fiscal year ended
          December 31, 1998 and incorporated herein by reference.

10.4      Amendment No. 1 to the Company's 1998 Stock Option Plan.

10.5      Inventory Loan and Security Agreement dated October 12, 1998, among
          General Motors Acceptance Corporation and the Company, its subsidiaries, and certain subsidiaries of Supreme Corporation, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

                                Page 44 of 59

10.6      Form of Demand Promissory Note dated September 28, 1988, from the
          Company, and relating to the Agreement described 10.3 above, filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.7      Intercreditor Agreement dated as of December 31, 1991, among
          General Motors Acceptance Corporation and Congress Financial
          Corporation, and relating to the Agreement described in 10.3 above filed as Exhibit 10.14 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.8      Pool Company Wholesale Finance Plan Application for Wholesale
          Financing and Security Agreements, dated December 5, 1990, among
          Ford Motor Credit Company and each of Supreme Corporation, Supreme
          Truck Bodies of California, Inc., Supreme Corporation of Texas, and Supreme Mid-Atlantic Corporation, filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the fiscal year ended
          December 31, 1991, and incorporated herein by reference.

10.9      Lease dated July 25, 1988, between Supreme Corporation and G-2,
          Ltd., a Texas limited partnership, relating to Supreme
          Corporation's Goshen, Indiana facilities, filed as exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended
          December 31, 1988, and incorporated herein by reference.

10.1      Lease dated July 25, 1988, between Supreme Corporation and G-2,
          Ltd., a Texas limited partnership, relating to Supreme
          Corporation's Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.11     Lease dated August 27, 1990, between Supreme Truck Bodies of
          California, Inc. and Edgar Maas, individually and as Trustee of the Marsha Maas Testamentary Trust, relating to Supreme Corporation's
          Riverside, California facility, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended
          December 31, 1991, and incorporated herein by reference.

10.12     License Agreement dated to be effective November 5, 1992, between
          Supreme Corporation as licensee and ACCGRUPPENAB, a Swedish
          Corporation, as licensor, with respect to certain know-how and patent rights, filed as exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

                                Page 45 of 59

10.13     Employment Contract dated to be effective May 1, 1998, between
          Supreme Corporation and Omer G. Kropf, filed as exhibit 10.12 to the Company's annual report on form 10-K for the fiscal year ended
          December 31, 1998.

10.14 Consulting Agreement dated to be effective January 1, 1993, between the Company and William J. Barrett, filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended
          December 31, 1993, and incorporated herein by reference.

10.15 Consulting Agreement dated to be effective January 1, 1993, between the Company and Herbert M. Gardner, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended
          December 31, 1993, and incorporated herein by reference.

10.16 Consulting Agreement dated to be effective April 15, 1993, between the Company and Rice M. Tilley, Jr., filed as Exhibit 10.23 to the
          Company's annual report on Form 10-K for the fiscal year ended
          December 31, 1993, and incorporated herein by reference.

10.17 Consulting Agreement dated to be effective April 15, 1993, between the Company and H. Douglas Schrock, filed as Exhibit 10.24 to the Company's annual report on Form 10-K for the fiscal year ended
          December 31, 1993, and incorporated herein by reference.

10.18     Employment Contract dated to be effective January 1, 1998, between
          Supreme Corporation and Robert W. Wilson, filed as exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended
          December 31, 1997, and incorporated herein by reference.

21.1      Subsidiaries of the Company.

23.1      Consent of Independent Accountants.

27.1      Financial data schedule.

                                Page 46 of 59

Exhibit 4.6
-----------

                     FIFTH AMENDMENT TO CREDIT AGREEMENT
                     -----------------------------------

     THIS FIFTH AMENDMENT TO CREDIT AGREEMENT, dated as of May 11, 1999 (this
"Amendment"), is among SUPREME INDUSTRIES, INC., a Delaware corporation
("SI") and SUPREME CORPORATION, a Texas corporation ("SC" and together with SI referred to collectively as the "Borrowers" and each individually as a "Borrower") and NBD BANK, an Indiana banking corporation (the "Bank").

                                  RECITALS

     A.	The Borrowers and the Bank are parties to a Credit Agreement, dated as of April 25, 1994, as amended by a First Amendment to Credit Agreement dated as of February 20, 1996, a Second Amendment to Credit Agreement dated as of October 25, 1996, a Third Amendment to Credit Agreement dated as of
June 23, 1998 and a Fourth Amendment to Credit Agreement dated as of
September 30, 1998 (as now and hereafter amended, the "Credit Agreement"), pursuant to which the Bank agreed, subject to the terms and conditions thereof, to extend credit to the Borrowers.

     B.	The Borrowers desire to amend the Credit Agreement to provide for an additional term loan in the original principal amount of $17,056,000 and the
Bank is willing to do so strictly in accordance with the terms hereof.

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

                                Page 47 of 59

               "Applicable Margin" shall mean the percentage per annum set forth in accordance with the then-applicable Leverage Ratio:


                                     Eurodollar
                                    Rate Loans-
                                     Revolving
                                    Credit Loans      Eurodollar
                                     and Term         Rate Loans-   Commitment
               Leverage Ratio         Loan B         Term Loan C        Fee
          --------------------------------------------------------------------
          Greater than or equal to
            1.25 to 1.0                1.00%            1.15%          .1875%

          Less than 1.25 to 1.0 but
            greater than or equal to
            .75 to 1.0                 .875%            1.00%           .125%

          Less than .75 to 1.0          .75%             .90%           .125%

               (b) The definition of "Commitment" shall be amended by deleting the last sentence and inserting the following in place thereof:

                       "Term Loan A was disbursed on the Effective Date,
          Term Loan B was disbursed on the Fourth Amendment Effective Date and Term Loan C shall be disbursed on the Fifth Amendment Effective
          Date in the original principal amount of $17,056,000."

               (c) The definition of "Maturity Date" shall be deleted and the following shall be inserted in place thereof:

                       "Maturity Date" shall mean, with respect to Term Loan
          B, September 30, 2003, and, with respect to Term Loan C,
          May 11, 2004.

               (d) The definitions of "Term Loan" and "Term Note" shall be deleted and the following shall be inserted in place thereof:

                       "Term Loan" shall mean Term Loan A, Term Loan B and
          Term Loan C.

                       "Term Note" shall mean any promissory note of the Borrower evidencing the Term Loan in substantially the form annexed hereto as Exhibit A-2 with respect to Term Loan A ("Term Note A"),
          Exhibit A-3 with respect to Term Loan B ("Term Note B"), and
          Exhibit A-4 with respect to Term Loan C ("Term Note C"), in each case as amended or modified form time to time and together with any promissory note or notes issued in exchange or replacement therefor.

                                Page 48 of 59

               (e) The following definitions shall be added in appropriate alphabetical order:

                       "Fifth Amendment Effective Date" shall mean
          May 11, 1999.

                       "Term Loan C" shall mean the borrowing under Section
          2.4 evidenced by Term Note C and made on the Fifth Amendment
          Effective Date pursuant to Section 2.1.

          1.2	 Section 2.1(b) shall be deleted and the following shall be
inserted in place thereof:

               (b) Term Loan. The Bank made Term Loan A to the Borrower on the Effective Date and Term Loan B to the Borrower on the Fourth
          Amendment Effective Date. The Bank further agrees, subject to the terms and conditions of this Agreement, to make Term Loan C to the Borrower on the Fifth Amendment Effective Date in an original principal amount of $17,056,000.

          1.3	 Section 3.1(a) shall be amended by adding a new clause 3.1(a)
(iv) at the end thereof to read as follows:

          "and (iv) the Company shall pay to the Bank the outstanding principal amount of Term Loan C in 19 equal quarterly installments in the amount of $609,143 payable on the last Business Day of each August, November, February and May, commencing on August 31, 1999 and a final installment on the Maturity Date, when the entire outstanding principal amount of Term Loan C shall be due and payable. Term Loan A has been paid in full as of the Fifth
          Amendment Effective Date.

          1.4	 A new Section 3.1(f) shall be added at the end of Section 3.1 to read as follows:

               (f) In addition to all other payments of Term Loan C hereunder, the Borrowers shall make a mandatory prepayment of principal on Term Loan C in an amount equal to 20% of the annual consolidated net income of the Borrowers in excess of $5,000,00 for each fiscal year of the Borrowers, commencing with fiscal year
          1999, such payment to be due 105 days after the end of each fiscal year. The mandatory prepayment required pursuant to this Section
          3.1(f) shall not exceed $1,000,000 in any fiscal year.

          1.5	 Section 3.2 shall be amended by adding the following language at the end of clause (a):  "and Term Loan C".

                                Page 49 of 59

          1.6	 Sections 5.2(b), (c), (d) and (e) shall be amended and
restated in their entirety to read as follows:

               (b)     [Intentionally Reserved].

               (c)     Tangible Capital Funds.  Permit or suffer Consolidated
          Tangible Capital Funds of the Borrower and its Subsidiaries to be less than the sum of (i) $28,000,000 plus (ii) an amount equal to 50% of Cumulative Net Income of the Borrower and its Subsidiaries for each fiscal year of the Borrower commencing with the fiscal year ending December 31, 1999.

               (d) Total Liabilities to Tangible Capital Funds. Permit or suffer the ratio of Consolidated Total Liabilities of the Borrower and its Subsidiaries to Consolidated Tangible Capital
          Funds of the Borrower and its Subsidiaries to be greater than 2.50 to 1.00 as of the end of any fiscal quarter of the Borrower, commencing with the fiscal quarter ending June 30, 1999.

               (e)	Debt Coverage Ratio.  Permit or suffer the ratio of
          Consolidated Debt Coverage Ratio of the Borrower and its
          Subsidiaries to be less than 1.40 to 1.00 as of the end of any fiscal year of the Borrower, commencing with the fiscal year ending
          December 31, 1999.

          1.7	 Exhibit A-4 shall be added to the Credit Agreement in the form attached hereto as Exhibit A-4.


ARTICLE II.	REPRESENTATIONS.  Each Borrower represents and warrants to the
Bank that:

          2.1	 The execution, delivery and performance of this Amendment and
Term Note C are within its powers, have been duly authorized and are not in contravention with any law, of the terms of its Articles of Incorporation or
By-laws, or any undertaking to which it is a party or by which it is bound.

          2.2	 This Amendment is and the Term Note C when issued hereunder will be, the legal, valid and binding obligations of the Borrower enforceable against it in accordance with the terms thereof.

          2.3	 After giving effect to the amendments herein contained, the representations and warranties contained in Article IV of the Credit
Agreement are true on and as of the date hereof with the same force and effect as if made on and as of the date hereof.

          2.4	 No Event of Default or any event or condition which might
become an Event of Default with notice or lapse of time, or both, exists or has occurred and is continuing on the date hereof.

                                Page 50 of 59

ARTICLE III.	CONDITIONS OF EFFECTIVENESS.  This Amendment shall not become effective until each of the following has been satisfied:

          3.1	 This Amendment shall be signed by the Borrowers and the Bank.

          3.2	 Term Note C shall be signed and delivered by the Borrowers to the Bank.

          3.3	 The Borrowers shall have paid a facility fee to the Bank in the amount of $42,500.

          3.4	 Each of the Guarantors shall have executed the Consent and
Agreement at the end of this Amendment.


ARTICLE IV.	MISCELLANEOUS.

          4.1	 References in the Credit Agreement or in any note,
certificate, instrument or other document to the "Credit Agreement" shall be deemed to be references to the Credit Agreement as amended hereby and as further amended from time to time.

          4.2	 The Borrowers agree to pay and to save the Bank harmless for the payment of all costs and expenses arising in connection with this
Amendment, including the reasonable fees of counsel to the Bank in connection with preparing this Amendment and the related documents.

          4.3	 Each Borrower acknowledges and agrees that the Bank has fully performed all of their obligations under all documents executed in connection with the Credit Agreement and all actions taken by the Bank are reasonable and appropriate under the circumstances and within their rights under the
Credit Agreement and all other documents executed in connection therewith and otherwise available.  Each Borrower represents and warrants that it is not aware of any claims or causes of action against the Bank, any participant lender or any of their successors or assigns.

          4.4	 Except as expressly amended hereby, each Borrower agrees that the Credit Agreement, the Notes, the Security Documents and all other documents and agreements executed by the Company in connection with the
Credit Agreement in favor of the Bank are ratified and confirmed and shall remain in full force and effect and that it has no set off, counterclaim or defense with respect to any of the foregoing.  Terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit
Agreement.

          4.5	 This Amendment may be signed upon any number of counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.

                                Page 51 of 59

          IN WITNESS WHEREOF, the parties signing this Amendment have caused this Amendment to be executed and delivered as of May __, 1999.

                              SUPREME INDUSTRIES, INC.

                              By:  /s/Robert W. Wilson

                                   Its:  CFO & Asst. Secretary


                              SUPREME CORPORATION

                              By:  /s/Robert W. Wilson

                                   Its:  Vice President of Finance & Asst.
                                         Secretary


                              NBD BANK

                              By:  /s/Daniel C. Oakley

                                   Its:  Vice President

                                Page 52 of 59

                            CONSENT AND AGREEMENT
                            ---------------------

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


                                    SUPREME CORPORATION OF TEXAS

                                    By:  /s/Robert W. Wilson

                                         Its: Vice President of Finance
                                              & Asst. Secretary


                                    SUPREME TRUCK BODIES OF CALIFORNIA, INC.

                                    By:  /s/Robert W. Wilson

                                         Its: Vice President of Finance
                                              & Asst. Secretary

                                Page 53 of 59

                                    SUPREME MID-ATLANTIC CORPORATION

                                    By:  /s/Robert W. Wilson

                                         Its: Vice President of Finance
                                              & Asst. Secretary


                                    SC FREEDOM ONE, INC.

                                    By:  /s/Robert W. Wilson

                                         Its: Vice President of Finance
                                              & Asst. Secretary


                                    ATLANTIC SALES CORPORATION

                                    By:  /s/Robert W. Wilson

                                         Its: Vice President of Finance
                                              & Asst. Secretary


                                    SUPREME/MURPHY TRUCK BODIES, INC.

                                    By:  /s/Robert W. Wilson

                                         Its: Vice President of Finance
                                              & Asst. Secretary


                                    SC TOWER LAMINATING, INC.

                                    By:  /s/Robert W. Wilson

                                         Its: Vice President of Finance
                                              & Asst. Secretary

                                Page 54 of 59

                                 EXHIBIT A-4

                                 TERM NOTE C
                                 -----------

$17,056,000										                                         May 11, 1999

     FOR VALUE RECEIVED, SUPREME INDUSTRIES, INC., a Delaware corporation, and SUPREME CORPORATION, a Texas corporation (together, the "Borrower"), hereby jointly and severally promise to pay to the order of NBD BANK, an Indiana banking corporation (the "Bank"), at its principal office in the City of Elkhart, Indiana , or such other place as the Bank or the holder hereof may from time to time specify, in lawful money of the United States of America and in immediately available funds, the principal sum of Seventeen
Million Fifty-Six Thousand Dollars ($17,056,000), or such lesser amount as is recorded on the books and records of the Bank in nineteen equal quarterly installments of principal in the amount of $609,143 payable on the last
Business Day of each August, November, February and May, commencing on the last Business Day of August, 1999 and a final installment on the Maturity
Date when the entire outstanding principal amount of the Term Loan C evidenced hereby, and all accrued interest thereon, shall be due and payable;
and to pay interest on the unpaid principal balance hereof from time to time outstanding, in like money and funds, for the period from the date hereof until the Term Loan C evidenced hereby shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement referred to below.

     The Bank is hereby authorized by the Borrower to record on its books and records, the date and the amount of the Term Loan C, the applicable interest rate and type and the duration of the related Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for on such books and records, which books and records shall constitute prime facie evidence of the information so recorded, provided, however, that any failure by the Bank to record any such notation shall not relieve the Borrower of its obligation to repay the outstanding principal amount of this Term Loan C, all accrued interest hereon and any amount payable with respect hereto in accordance with the terms of this Term Note C and the Credit Agreement.

     The Borrower and each endorser or guarantor hereof waives presentment, protest, notice of dishonor and any other formality in connection with this Term Note C. Should the indebtedness evidenced by this Term Note C or any part thereof be collected in any proceeding or be placed in the hands of attorneys for collection, the Borrower agrees to pay, in addition to the principal, interest and other sums due and payable hereon, all costs of collection this Term Note C, including attorneys' fees and expenses.

     This Term Note C evidences a Term Loan C made under a Credit Agreement, dated as of April 25, 1994, as amended (as amended or modified from time to time, the "Credit Agreement"), by and between the Borrower and the Bank, to which reference is hereby made for a statement of the circumstances under which this Term Note C is subject to prepayment and under which its due date may be accelerated and a description of the collateral and security

                                Page 55 of 59

securing this Term Note C. Capitalized terms used but not defined in this Term Note C shall have the respective meanings assigned to them in the Credit Agreement.

     This Term Note C is made under, and shall be governed by and construed in accordance with, the laws of the State of Indiana in the same manner applicable to contracts made and to be performed entirely within such State and without giving effect to choice of law principles of such State.


                                    SUPREME INDUSTRIES, INC.

                                    By:  /s/Robert W. Wilson

                                         Its: CFO  & Asst. Secretary


                                    SUPREME CORPORATION

                                    By:  /s/Robert W. Wilson

                                         Its: Vice President of Finance
                                              & Asst. Secretary

                                Page 56 of 59

Exhibit 10.4
------------

                                AMENDMENT NO. 1
                                       TO
                            1998 STOCK OPTION PLAN
                                       OF
                           SUPREME INDUSTRIES, INC.


     By means of a 1998 Stock Option Plan (the "Plan") dated October 29,
1998, Supreme Industries, Inc. (the "Company") put into effect a Stock Option
Plan for the benefit of its officers, employees, and advisors.

     Article VIII of the Plan permits the Board of Directors of the Company to amend the Plan from time to time.

     It has been recommended to the Company's Board of Directors by the Company's independent accounting firm that Section 6:3.A.3. (which permits a cashless exercise of a stock option using the "net method") be deleted so as to avoid potential accounting difficulties.

     In view of that recommendation, at its meeting held on November 11, 1999, the Company's Board of Directors passed a resolution agreeing to amend the Plan as suggested.

     The purpose of this Amendment is to amend the Plan be deleting
Section 6:3.A.3.

     DATED to be effective November 11, 1999.


                                          SUPREME INDUSTRIES, INC.


                                          By:  /s/Herbert M. Gardner
                                               Herbert M. Gardner
                                               Chairman of the Board

                                Page 57 of 59

Exhibit 21.1
------------


Subsidiaries of the Registrant (a)
----------------------------------

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

                                Page 58 of 59

Exhibit 23.1
------------


                     CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-3 (File
No. 33-64047) and on Form S-8 (File Nos. 333-89867 and 33-59343) and in the
related Prospectus of our report dated February 3, 2000, on our audits of the consolidated financial statements and financial statement schedule of Supreme
Industries, Inc. and subsidiaries at December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, which report is included in this Annual Report on Form 10-K.


                                         /s/PricewaterhouseCoopers LLP


South Bend, Indiana
March 17, 2000

                                Page 59 of 59

