Form 10-Q
period 2000-03-31
SUPREME INDUSTRIES INC
filed 2000-05-11
CIK 350846

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
   (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 2000
                                     OR
   ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from      to

                            Commission File No. 1-8183

                             SUPREME INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                75-1670945
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)           No.)

               16441 C.R. 38, P.O. Box 237, Goshen, Indiana  46528
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (219) 642-3070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock ($.10 Par Value)          Outstanding at May 7, 2000
                Class A                               8,819,224
                Class B                               1,826,092

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

                                Page 2 of 13

                         Part I. Financial Information
                          Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                              March 31,     December 31,
                                                2000            1999
                                          --------------- ---------------
Assets                                      (Unaudited)

Current assets:
  Cash and cash equivalents...............       $207,923        $270,935
  Accounts receivable, net................     33,158,294      29,026,385
  Refundable income taxes.................      1,385,000       1,385,000
  Inventories.............................     36,523,830      38,552,339
  Deferred income taxes...................      1,268,284       1,268,284
  Other current assets....................        383,156         436,381
                                          --------------- ---------------
       Total current assets...............     72,926,487      70,939,324
                                          --------------- ---------------


Property, plant and equipment, at cost....     60,771,799      59,072,394
       Less, Accumulated depreciation and
         amortization                          22,518,476      21,608,302
                                          --------------- ---------------
       Property, plant and equipment, net.     38,253,323      37,464,092
                                          --------------- ---------------


Intangible assets, net....................      1,247,939       1,298,766
Other assets..............................        857,998         880,246
                                          --------------- ---------------
       Total assets.......................   $113,285,747    $110,582,428
                                          =============== ===============

The accompanying notes are a part of the consolidated financial statements.

                                Page 3 of 13

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

                                              March 31,     December 31,
                                                2000            1999
                                          --------------- ---------------
Liabilities and Stockholders' Equity        (Unaudited)

Current liabilities:
  Current maturities of long-term debt....     $4,780,107      $4,805,107
  Trade accounts payable..................     10,913,150      12,001,927
  Accrued income taxes....................      2,775,693         947,776
  Other accrued liabilities...............      7,937,879      10,530,737
                                          --------------- ---------------
       Total current liabilities..........     26,406,829      28,285,547

Long-term debt............................     38,144,430      35,319,246

Deferred income taxes.....................      2,128,452       2,128,452
                                          --------------- ---------------
       Total liabilities..................     66,679,711      65,733,245
                                          --------------- ---------------

Stockholders' equity......................     46,606,036      44,849,183
                                          --------------- ---------------

       Total liabilities and stockholders'
         equity...........................   $113,285,747    $110,582,428
                                          =============== ===============

The accompanying notes are a part of the consolidated financial statements.

                                Page 4 of 13

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                                                 Three Months End
                                                      March 31,
                                          -------------------------------
                                               2000            1999
                                          --------------- ---------------
Revenues..................................    $71,781,085     $56,376,042
                                          --------------- ---------------
Costs and expenses:
  Cost of sales...........................     59,202,554      46,834,398
  Selling, general and administrative.....      7,002,931       5,154,775
  Interest................................        879,493         339,004
                                          --------------- ---------------
                                               67,084,978      52,328,177
                                          --------------- ---------------
       Income before income taxes.........      4,696,107       4,047,865

Income taxes..............................      1,887,000       1,650,000
                                          --------------- ---------------
       Net income.........................     $2,809,107      $2,397,865
                                          =============== ===============


Earnings per share:
       Basic..............................           $.25            $.18
       Diluted............................            .25             .18


Shares used in the computation of earnings
  per share:
       Basic..............................     11,300,571      13,228,312
       Diluted............................     11,304,608      13,323,492

The accompanying notes are a part of the consolidated financial statements.

                                Page 5 of 13

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                 Three Months End
                                                      March 31,
                                          -------------------------------
                                                2000            1999
                                          --------------- ---------------
Cash flows from operating activities:
  Net income..............................     $2,809,107      $2,397,865
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization.......        964,183         771,076
      Gain on disposal of equipment.......             --          (2,317)
      Changes in operating assets and
        liabilities.......................     (3,903,893)     (3,076,920)
                                          --------------- ---------------
    Net cash provided by (used in)
      operating activities................       (130,603)         89,704
                                          --------------- ---------------

Cash flows from investing activities:
  Additions to property, plant and
    equipment.............................     (1,702,587)     (1,321,030)
  Proceeds from disposal of property,
    plant and equipment...................             --           3,325
  Decrease in other assets................         22,248          14,513
                                          --------------- ---------------
    Net cash (used in) investing
      activities..........................     (1,680,339)     (1,303,192)
                                          --------------- ---------------

Cash flows from financing activities:
  Proceeds from revolving line of credit
    and other long-term debt..............     22,707,632      22,569,011
  Repayments of revolving line of credit
    and other long-term debt..............    (19,907,448)    (21,472,628)
  Acquisiton of treasury stock............     (1,052,254)         (2,975)
                                          --------------- ---------------
    Net cash provided by financing
      activities..........................      1,747,930       1,093,408
                                          --------------- ---------------
Decrease in cash and cash equivalents.....        (63,012)       (120,080)
Cash and cash equivalents, beginning of
  period..................................        270,935         185,424
                                          --------------- ---------------
Cash and cash equivalents, end of period..       $207,923         $65,344
                                          =============== ===============

The accompanying notes are a part of the consolidated financial statements.

                                Page 6 of 13

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 31, 1999 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in, first-out method, consist of the following:

                                    March 31,          December 31,
                                      2000                 1999
                                  ------------         ------------
    Raw materials.................$ 22,167,948         $ 23,687,824
    Work-in-progress..............   4,902,962            5,175,269
    Finished goods................   9,452,920            9,689,246
                                  ------------         ------------
                                  $ 36,523,830         $ 38,552,339
                                  ============         ============

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method and bills of materials. The Company has historically had favorable and unfavorable quarterly adjustments resulting from annual physical inventories. The Company is continuing to refine its costing procedures for valuation of interim inventories in an effort to minimize book to physical inventory adjustments.


NOTE C - INCOME TAXES

The effective income tax rate for the three months ended March 31, 2000 was 40.2% compared to 40.8% for the three months ended March 31, 1999.

                                Page 7 of 13

NOTE D - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                                2000       1999
                                              --------   --------
  Weighted average number of shares
    outstanding (used in computation
    of basic earnings per share)                11,301     13,228

  Effect of dilutive stock options                   4         95
                                              --------   --------
  Diluted shares outstanding (used
    in computation of diluted
    earnings per share)                         11,305     13,323
                                              ========   ========

The computations of the number of common shares used in the determination of basic and diluted earnings per share give retroactive recognition to the two
(2) 5% common stock dividends declared and paid in 1999, and the 5% common stock dividend declared and paid in May 2000.


NOTE E - STOCK DIVIDEND

On May 1, 2000, the Company's Board of Directors declared a 5% common stock dividend payable on May 22, 2000 to stockholders of record on May 15, 2000.

                                Page 8 of 13

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the quarter ended March 31, 2000 increased $15.4 million to $71.8 million from $56.4 million for the quarter ended March 31, 1999. The increased revenues relate primarily to the Company's large fleet customers who accounted for approximately 82% of the increase.

Gross profit as a percentage of revenues increased to 17.5% for the quarter ended March 31, 2000 compared to 16.9% for the quarter ended March 31, 1999. Increases in material cost were offset by declines in both direct labor and overhead costs. Benefiting labor costs were the large runs of like units for the Company's major fleet customers. They are being built and delivered primarily in the first and second quarters of 2000 while in 1999 a significant number were delivered in the third quarter. While overhead costs declined as a percentage of revenues in the quarter when compared to the comparable prior year quarter, the workers compensation and group health insurance components of overhead costs continue to show increases.

Selling, general and administrative expenses as a percentage of revenues increased slightly to 9.8% for the quarter ended March 31, 2000 from 9.1% for the quarter ended March 31, 1999. Contributing to this increase was the rise in the fuel charge component of delivery expense.

Interest expense increased $540,489 to $879,493 for the quarter ended March 31, 2000 from $339,004 for the prior year comparable quarter. This increase relates to the $17.1 million term loan used to finance the repurchase of 1,688,823 shares of Class A Common Stock completed in May of 1999.

Net income for the quarter ended March 31, 2000 was $2,809,107 compared to $2,397,865 for the prior year comparable quarter. Basic and diluted earnings per share were $.25 for the quarter ended March 31, 2000 compared to $.18 for the quarter ended March 31, 1999.

                                Page 9 of 13

Liquidity and Capital Resources

Net income of $2.8 million and funds available under the Company's revolving credit agreement were adequate to finance operations during the quarter ended March 31, 2000. Depreciation and amortization were the other significant components of cash flow. The increase in accounts receivable of $4.1 million in the quarter correlates directly with the significantly increased revenues. Days sales outstanding were 38 for both the quarters ended March 31, 2000 and March 31, 1999. The decrease in inventory of $2.0 million is also attributed to the increase in revenues.

The Company has spent $1.7 million on capital expenditures for the quarter ended March 31, 2000. The Company is currently in the process of purchasing its North Carolina leased facility for $2.1 million, two distribution facilities to service the Northern and Central Ohio markets for $.9 million and a St. Louis distribution facility for $.4 million. These purchases are expected to be completed in the second and third quarters of fiscal 2000.

The principal financing activity during the quarter was the use of the Company's revolving credit agreement to finance operations, capital expenditures and the Company's previously announced stock repurchase program to repurchase up to 500,000 shares of class A common stock in open market purchases or privately negotiated transactions through June 30, 2000. The Company has purchased 217,535 shares at an average cost of $5.19 per share through April 17, 2000.

The Company anticipates that cash flows from operations and funds available under the Company's revolving credit agreement will be sufficient to meet the Company's cash needs during 2000.


Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual ressults to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials and severe interest rate increases. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

                                Page 10 of 13

                        PART II.   OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Supreme Industries, Inc.'s annual meeting of stockholders was held on April 27, 2000. Below is a summary of matters voted upon at that meeting.

         a)  The following individuals were elected Directors by the
             holders of the Company's Class A Common 	Stock by a vote
             of 7,529,012 to 404,661 with no abstentions:

                            Rice M. Tilley, Jr.
                            Rick L. Horn
                            H. Douglas Schrock

             The following individuals were elected Directors by the holders of the Company's Class B Common Stock by a vote of 1,826,092 to 0 with no abstentions:

                            William J. Barrett
                            Robert J. Campbell
                            Thomas Cantwell
                            Herbert M. Gardner
                            Omer G. Kropf
                            Robert W. Wilson

         b) PricewaterhouseCoopers LLP was ratified as the Company's independent auditors by a vote of 7,884,118 to 23,231 with 26,324 abstaining.


ITEM 6.	 EXHIBITS AND REPORTS ON FORM 8-K.

         a)  Exhibits:

             Exhibit 27 - Financial Data Schedule

         b)  Reports on Form 8-K:  None

                                Page 11 of 13

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUPREME INDUSTRIES, INC.

DATE: May 11, 2000                      BY: /s/ROBERT W. WILSON
                                        Robert W. Wilson
                                        Executive Vice President,
                                        Treasurer, Chief Financial Officer
                                        and Director (Principal Financial
                                        and Accounting Officer)

                                        (Signing on behalf of the Registrant
                                        and as Principal Financial Officer.)

                                Page 12 of 13

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

     (11)                     No exhibit.

     (15)                     No exhibit.

     (18)                     No exhibit.

     (19)                     No exhibit.

     (22)                     No exhibit.

     (23)                     No exhibit.

     (24)                     No exhibit.

     (27)                     Financial data schedule.

     (99)                     No exhibit.
