Form 10-Q
period 2000-06-30
SUPREME INDUSTRIES INC
filed 2000-08-10
CIK 350846

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 2000
                               OR
   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from      to

                       Commission File No. 1-8183

                        SUPREME INDUSTRIES, INC.
       (Exact name of registrant as specified in its charter)

            Delaware          	                    75-1670945
(State or other jurisdiction of	        (I.R.S. Employer Identification
incorporation or organization)	         No.)

           16441 CR 38, P.O. Box 237, Goshen, Indiana  46528
               (Address of principal executive offices)

Registrant's telephone number, including area code:  (219) 642-3070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($.10 Par Value)       Outstanding at August 2, 2000
            Class A                           9,220,660
            Class B                           1,917,394

The index to Exhibits is at page 14 in the sequential numbering system. Total number of pages: 14.

                                Page 1 of 14

                         SUPREME INDUSTRIES, INC.

                                  CONTENTS

                                                           Page No.
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets                       3 & 4

          Consolidated Statements of Income                     5

          Consolidated Statements of Cash Flows                 6

          Notes to Consolidated Financial Statements     7, 8 & 9


  Item 2. Management's Discussion and Analysis of           9, 10
          Financial Condition and Results of                 & 11
          Operations



PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                     12

          Signatures                                           13

          Index to Exhibits                                    14

                                Page 2 of 14

                       Part I. Financial Information
                        Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                 June 30,      December 31,
                                                   2000            1999
                                              --------------- ---------------
Assets                                          (Unaudited)

Current assets:
     Cash and cash equivalents...............       $227,158        $270,935
     Accounts receivable, net................     31,164,240      29,026,385
     Refundable income taxes.................                      1,385,000
     Inventories.............................     29,563,074      38,552,339
     Deferred income taxes...................      1,268,284       1,268,284
     Other current assets....................        564,824         436,381
                                              --------------- ---------------
          Total current assets...............     62,787,580      70,939,324
                                              --------------- ---------------


Property, plant and equipment, at cost.......     65,042,738      59,072,394
          Less, Accumulated depreciation and
            amortization.....................     23,509,732      21,608,302
                                              --------------- ---------------
          Property, plant and equipment, net.     41,533,006      37,464,092
                                              --------------- ---------------


Intangible assets, net.......................      1,197,111       1,298,766
Other assets.................................        841,086         880,246
                                              --------------- ---------------

          Total assets.......................   $106,358,783    $110,582,428
                                              =============== ===============

The accompanying notes are a part of the consolidated financial statements.


                                   Page 3 of 14

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

                                                 June 30,      December 31,
                                                   2000            1999
                                              --------------- ---------------
Liabilities and Stockholders' Equity            (Unaudited)

Current liabilities:
     Current maturities of long-term debt....     $5,101,572      $4,805,107
     Trade accounts payable..................      8,062,498      12,001,927
     Accrued income taxes....................        748,223         947,776
     Other accrued liabilities...............      8,200,210      10,530,737
                                              --------------- ---------------
          Total current liabilities..........     22,112,503      28,285,547

Long-term debt...............................     33,494,519      35,319,246

Deferred income taxes........................      2,128,452       2,128,452
                                              --------------- ---------------
          Total liabilities..................     57,735,474      65,733,245
                                              --------------- ---------------

Stockholders' equity..........................    48,623,309      44,849,183
                                              --------------- ---------------

          Total liabilities and stockholders'
              equity.........................   $106,358,783    $110,582,428
                                              =============== ===============

The accompanying notes are a part of the consolidated financial statements.


                                   Page 4 of 14

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                         Three Months Ended            Six Months Ended
                               June 30,                     June 30,
                      -------------------------   ---------------------------
                         2000          1999           2000           1999
                      -----------   -----------   ------------   ------------
Revenues..............$67,982,871   $66,485,606   $139,763,956   $122,861,648
                      -----------   -----------   ------------    -----------
Costs and expenses:
  Cost of sales....... 57,193,318    55,654,731    116,395,872    102,489,130
  Selling, general and
    administrative....  6,365,189     5,563,378     13,368,121     10,718,152
  Interest............    782,435       599,618      1,661,927        938,622
                      -----------   -----------   ------------   ------------
                       64,340,942    61,817,727    131,425,920    114,145,904
                      -----------   -----------   ------------   ------------
      Income before
        income taxes..  3,641,929     4,667,879      8,338,036      8,715,744

Income taxes..........  1,466,000     1,825,000      3,353,000      3,475,000
                      -----------   -----------   ------------   ------------
      Net income...... $2,175,929    $2,842,879     $4,985,036     $5,240,744
                      ===========   ===========   ============   ============

Earnings per share:
      Basic...........       $.20          $.23           $.44           $.41
      Diluted.........        .20           .23            .44            .41

Shares used in the
  computation of
  earnings per share:
      Basic........... 11,156,888    12,195,704     11,228,730     12,711,236
      Diluted......... 11,158,489    12,296,266     11,248,964     12,813,768

The accompanying notes are a part of the consolidated financial statements.

                                Page 5 of 14

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                              -------------------------------
                                                   2000            1999
                                              --------------- ---------------
Cash flows from operating activities:
     Net income..............................     $4,985,036      $5,240,744
     Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:
            Depreciation and amortization....      2,006,885       1,523,976
            Gain on disposal of equipment....          ---            (2,993)
            Changes in operating assets and
              liabilities....................      1,638,458     (11,463,002)
                                              --------------- ---------------
       Net cash provided by (used in)
         operating activities................      8,630,379      (4,701,275)
                                              --------------- ---------------
Cash flows from investing activities:
     Additions to property, plant and
       equipment.............................     (5,974,145)     (3,213,338)
     Proceeds from disposal of property,
       plant and equipment...................          ---             3,325
     Decrease in other assets................         39,160          55,580
                                              --------------- ---------------
       Net cash (used in) investing
         activities..........................     (5,934,985)     (3,154,433)
                                              --------------- ---------------
Cash flows from financing activities:
     Proceeds from revolving line of credit
       and other long-term debt..............     51,799,015      67,070,742
     Repayments of revolving line of credit
       and other long-term debt..............    (53,327,276)    (42,184,971)
     Acquisition of treasury stock...........     (1,210,910)    (16,983,279)
                                              --------------- ---------------
       Net cash provided by (used in)
         financing activities................     (2,739,171)      7,902,492
                                              --------------- ---------------
Increase (decrease) in cash and cash
  equivalents................................        (43,777)         46,784
Cash and cash equivalents, beginning of
  period.....................................        270,935         185,424
                                              --------------- ---------------
Cash and cash equivalents, end of period.....       $227,158        $232,208
                                              =============== ===============
Noncash investing and financing activities:
     Common stock dividends..................     $2,693,761      $4,843,391
     Conversion of Class B Common Stock to
       Class A Common Stock                            ---             3,200


The accompanying notes are a part of the consolidated financial statements.

                                   Page 6 of 14

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


NOTE B - INVENTORIES
--------------------

Inventories, which are stated at the lower of cost or market with cost determined on the first-in, first-out method, consist of the following:

                                    June 30,           December 31,
                                      2000                 1999
                                  ------------         ------------
    Raw materials.................$ 16,265,358         $ 23,687,824
    Work-in-progress..............   4,547,463            5,175,269
    Finished goods................   8,750,253            9,689,246
                                  ------------         ------------
                                  $ 29,563,074         $ 38,552,339
                                  ============         ============

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method and bills of materials. The Company has historically had favorable and unfavorable quarterly adjustments in the third and fourth quarters resulting from the annual physical inventories. The Company is continuing to refine its costing procedures for valuation of interim inventories in an effort to minimize book to physical inventory adjustments.


NOTE C - INCOME TAXES
---------------------

The effective income tax rate for the three months ended June 30, 2000 was 40.3% compared to 39.1% for the three months ended June 30, 1999. The effective income tax rate for the six months ended June 30, 2000 was 40.2% compared to 39.9% for the six months ended June 30, 1999.

                                Page 7 of 14

NOTE D - EARNINGS PER SHARE
---------------------------

The number of common shares used in the computation of basic and diluted earnings per share are as follows:

                                       Three Months       Six Months
                                      Ended June 30,    Ended June 30,
                                     ---------------   ---------------
                                      2000     1999     2000     1999
                                     ------   ------   ------   ------
                                               (In Thousands)
  Weighted average number of common
    shares outstanding (used in
    computation of basic
    earnings per share)              11,157   12,196   11,229   12,711

  Effect of dilutive stock
      options and warrants                1      100       20      103
                                     ------   ------   ------   ------
  Diluted shares outstanding
    (used in computation of
    diluted earnings per share)      11,158   12,296   11,249   12,814
                                     ======   ======   ======   ======

The computations of the number of common shares used in the determination of basic and diluted earnings per share give retroactive recognition to the 5% common stock dividend paid on May 22, 2000 (see Note F).


NOTE E - DEBT
-------------

On May 31, 2000, the Company signed an amendment extending its credit agreement to April 30, 2003. In addition, the amount available under its revolving credit agreement was increased to $20,000,000 from July 1, to January 31 and increasing to $27,000,000 during the period each year from February 1 through June 30. The limits had previously been $18,000,000 and $25,000,000. The larger facility is to accomodate the Company's large fleet orders that normally occur during the first and second quarters.


NOTE F - COMMON STOCK DIVIDEND
------------------------------

On May 1, 2000, the Company's Board of Directors declared a 5% common stock dividend payable on May 22, 2000 to stockholders of record on May 15, 2000.

                                Page 8 of 14

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements"; SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing this guidance in order to determine the impact, if any, on its consolidated financial statements.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------

Results of Operations
---------------------

Revenues for the quarter ended June 30, 2000 increased 2.2% to $68.0 million from $66.5 million for the quarter ended June 30, 1999 while revenues for the six months ended June 30, 2000 increased 13.8% to $139.8 million from $122.9 million for the comparable prior year period. The Company's large national fleet customers accounted for approximately 53% of the increased revenues for the six months ended June 30, 2000. The Company completed delivery of its large fleet orders during the first and second quarters of 2000. In contrast, the 1999 fleet orders were delivered primarily in the second and third quarters. The Company experienced revenue growth at each of its truck body manufacturing plants during the six months ended June 30, 2000.

Gross profit as a percentage of revenues for the quarter ended June 30, 2000 was 15.9% compared to 16.3% for the quarter ended June 30, 1999. On a year to date basis, gross profit for the six months ended June 30, 2000 was 16.7% compared to 16.6% for the six months ended June 30, 1999. The decline in gross profit during the second quarter of 2000 was primarily attributable to increased material and overhead costs. Increases in the price of aluminum as well as fiberglass and resin caused the material costs to go up while increases in workers compensation, group health and dental insurance caused overhead costs to go up. Increased material costs as a percentage of revenues for the six months ended June 30, 2000 were offset by improvements in direct labor, and to a lesser extent overhead resulting in a slight increase in gross profit. These improvements are a result of the $16.9 million increase in revenue for the current period when compared to last year.


Selling, general and administrative expenses were 9.4% of revenues for the three months ended June 30, 2000 compared to 8.4% for the three months ended June 30, 1999. For the six months ended June 30, 2000, selling, general and administrative expenses were 9.6% of revenues compared to 8.7% for the six months ended June 30, 1999. Significant items contributing to the increases were compensation costs, depreciation of the Company's new operating software and consulting and training costs associated with the new operating software.

Interest expense for the three months ended June 30, 2000 increased $182,817 to $782,345 or .25% of revenues compared to the quarter ended June 30, 1999 while on a year-to-date basis interest expense increased $723,305 to $1,661,927 or .43% of revenues when compared to the six months ended June 30, 1999. The increase in interest expense relates primarily to the term loan in the original amount of $17.1 million used to finance the purchase of 1,688,823 shares of Class A common stock completed in May 1999 and to a lesser extent increased pool chassis interest.

Net income for the three months ended June 30, 2000 was $2,175,929 compared to $2,842,879 for the three months ended June 30, 1999 while for the six months ended June 30, 2000 net income was $4,985,036 compared to $5,240,744 for the six months ended June 30, 1999. Both basic and diluted earnings per share were $.20 for the three months ended June 30, 2000 compared to $.23 for the prior year quarter while for the six months ended June 30, 2000 both basic and diluted earnings per share were $.44 compared to $.41 for the comparable prior year period. Earnings per share increased for the first six months of 2000 even though net income was down slightly due to the fewer number of shares outstanding.


Liquidity and Capital Resources
-------------------------------

Net income of $5.0 million and funds available under the Company's revolving credit agreement were adequate to finance operations, provide for capital expenditures and fund the Company's stock repurchase program during the six months ended June 30, 2000. Depreciation and amortization of $2.0 million were the other significant components of cash flow. The increase of $2.1 million in accounts receivable correlates with the significantly higher revenues. Days sales outstanding at June 30, 2000 increased to 42 from 41 at June 30,1999. Inventories declined $9.0 million during the six months ended June 30, 2000 as the Company completed delivery of its large fleet orders. The decline of $3.9 million in accounts payable during the six months ended June 30, 2000 correlates with the decline in inventory.

                                Page 10 of 14

Capital expenditures for the six months ended June 30, 2000 were $6.0 million. The Company acquired its previously leased North Carolina plant for $2.1 million, a distribution facility in the Cleveland area for $.6 million, a distribution facility in St. Louis for $.4 million and land to construct a distribution facility in the Columbus, Ohio area for $.2 million. The balance of the expenditures were for manufacturing equipment and facility improvements at the Company's manufacturing facilities.

The principal financing activity was the purchase of $1.2 million of the Company's Class A common stock in open market transactions and the use of the Company's revolving credit agreement.

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


                        PART II.   OTHER INFORMATION


ITEM 6.	  EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

          a) Exhibits:

             Exhibit 27 - Financial Data Schedule

          b) Reports on Form 8-K:  None

                                Page 12 of 14

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SUPREME INDUSTRIES, INC.

DATE: August 10, 2000                       BY: /s/ROBERT W. WILSON
                                            Robert W. Wilson
                                            Executive Vice President,
                                            Treasurer, Chief Financial
                                            Officer and Director
                                            (Principal Financial and
                                            Accounting Officer)

                                            (Signing on behalf of the
                                            Registrant and as Principal
                                            Financial Officer.)

                                Page 13 of 14

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

                                Page 14 of 14