Form 10-Q
period 2000-09-30
SUPREME INDUSTRIES INC
filed 2000-11-09
CIK 350846

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2000
                               OR
   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($.10 Par Value)       Outstanding at November 7, 2000
  -----------------------------       -------------------------------
            Class A                           9,191,860
            Class B                           1,917,394

The index to Exhibits is at page 14 in the sequential numbering system. Total number of pages: 14.

                              Page 1 of 14

                        SUPREME INDUSTRIES, INC.

                               CONTENTS



                                                              Page No.

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Consolidated Balance Sheets                          3 & 4

           Consolidated Statements of Income                        5

           Consolidated Statements of Cash Flows                    6

           Notes to Consolidated Financial Statements        7, 8 & 9



   Item 2. Management's Discussion and Analysis of              9, 10
           Financial Condition and Results of                    & 11
           Operations



PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on From 8-K                        12

   Signatures                                                      13

   Index to Exhibits                                               14


                       Part I. Financial Information
                       Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                 September 30,   December 31,
                                                     2000            1999
                                                 -------------   ------------
Assets                                            (Unaudited)

Current assets:
     Cash and cash equivalents.................       $257,017       $270,935
     Accounts receivable, net..................     26,827,652     29,026,385
     Refundable income taxes...................          ---        1,385,000
     Inventories...............................     29,564,046     38,552,339
     Deferred income taxes.....................      1,268,284      1,268,284
     Other current assets......................        947,330        436,381
                                                  ------------   ------------
        Total current assets...................     58,864,329     70,939,324
                                                  ------------   ------------

Property, plant and equipment, at cost.........     65,705,183     59,072,394
        Less, Accumulated depreciation and
          amortization.........................     24,328,414     21,608,302
                                                  ------------   ------------
        Property, plant and equipment, net.....     41,376,769     37,464,092
                                                  ------------   ------------


Intangible assets, net.........................      1,146,284      1,298,766
Other assets...................................        823,916        880,246
                                                  ------------   ------------
        Total assets...........................   $102,211,298   $110,582,428
                                                  ============   ============

The accompanying notes are a part of the consolidated financial statements.

                                Page 3 of 14

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

                                                  September 30,   December 31,
                                                      2000            1999
                                                  -------------   ------------
Liabilities and Stockholders' Equity               (Unaudited)

Current liabilities:
     Current maturities of long-term debt........    $5,471,849     $4,805,107
     Trade accounts payable......................     7,925,491     12,001,927
     Accrued income taxes........................     1,006,932        947,776
     Other accrued liabilities...................     8,583,094     10,530,737
                                                   ------------   ------------
          Total current liabilities..............    22,987,366     28,285,547

Long-term debt...................................    27,570,076     35,319,246

Deferred income taxes............................     2,128,452      2,128,452
                                                   ------------   ------------
          Total liabilities......................    52,685,894     65,733,245
                                                   ------------   ------------

Stockholders' equity.............................    49,525,404     44,849,183
                                                   ------------   ------------

          Total liabilities and stockholders'
            equity...............................  $102,211,298   $110,582,428
                                                   ============   ============

The accompanying notes are a part of the consolidated financial statements.

                                Page 4 of 14

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                           Three Months Ended           Nine Months Ended
                             September 30,                September 30,
                      --------------------------   ---------------------------
                          2000          1999           2000           1999
                      ------------  ------------   ------------   ------------
Revenues.............  $54,008,406   $67,013,683   $193,772,362   $189,875,331
                      ------------  ------------    -----------   ------------
Costs and expenses:
  Cost of sales......   44,988,982    55,397,138    161,384,854    157,886,268
  Selling, general
    and
    administrative...    6,319,055     5,895,528     19,687,176     16,613,680
  Interest...........      752,483       769,230      2,414,410      1,707,852
                      ------------  ------------   ------------   ------------
                        52,060,520    62,061,896    183,486,440    176,207,800
                      ------------  ------------   ------------   ------------
     Income before
       income taxes..    1,947,886     4,951,787     10,285,922     13,667,531

Income taxes.........      776,000     2,022,000      4,129,000      5,497,000
                      ------------  ------------   ------------   ------------
     Net income......   $1,171,886    $2,929,787     $6,156,922     $8,170,531
                      ============  ============   ============   ============

Earnings per share:
     Basic...........         $.11          $.26           $.55           $.67
     Diluted.........          .11           .26            .55            .66


Shares used in the
  computation of
  earnings per share:
     Basic............  11,105,846    11,398,191     11,187,470     12,268,745
     Diluted..........  11,105,846    11,431,744     11,191,361     12,335,458

The accompanying notes are a part of the consolidated financial statements.

                                Page 5 of 14

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     2000            1999
                                                 ------------    ------------
Cash flows from operating activities:
   Net income...................................   $6,156,922      $8,170,531
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization............    3,122,785       2,322,502
       Gain on disposal of equipment............        ---           (10,750)
       Changes in operating assets and
         liabilities............................    6,092,513      (2,409,675)
                                                 ------------    ------------
     Net cash provided by operating activities..   15,372,220       8,072,608
                                                 ------------    ------------
Cash flows from investing activities:
   Additions to property, plant and equipment...   (6,879,339)     (6,619,260)
   Proceeds from disposal of property, plant
     and equipment..............................        ---             3,325
   Decrease in other assets.....................       56,330          86,256
                                                 ------------    ------------
     Net cash used in investing activities......   (6,823,009)     (6,529,679)
                                                 ------------    ------------
Cash flows from financing activities:
   Proceeds from revolving line of credit
     and other long-term debt...................   79,533,511      91,079,810
   Repayments of revolving line of credit
     and other long-term debt...................  (86,615,939)    (75,671,533)
   Proceeds from exercise of stock options......        ---            95,625
   Acquisition of treasury stock................   (1,480,701)    (16,994,859)
                                                 ------------    ------------
     Net cash used in financing activities......   (8,563,129)     (1,490,957)
                                                 ------------    ------------
Increase (decrease) in cash and cash
  equivalents...................................      (13,918)         51,972
Cash and cash equivalents, beginning of period..      270,935         185,424
                                                 ------------    ------------
Cash and cash equivalents, end of period........     $257,017        $237,396
                                                 ============    ============
Noncash investing and financing activities:
   Common stock dividends.......................   $2,693,761      $4,843,391

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


NOTE B - INVENTORIES
--------------------

Inventories, which are stated at the lower of cost or market with cost determined on the first-in, first-out method, consist of the following:

                                  September 30,        December 31,
                                      2000                 1999
                                  -------------        ------------
    Raw materials.................$ 17,275,524         $ 23,687,824
    Work-in-progress..............   5,347,804            5,175,269
    Finished goods................   6,940,718            9,689,246
                                  ------------         ------------
                                  $ 29,564,046         $ 38,552,339
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


NOTE C - INCOME TAXES
---------------------

The effective income tax rate for the three months ended September 30, 2000 was 39.8% compared to 40.8% for the three months ended September 30, 1999. The effective income tax rate for the nine months ended September 30, 2000 was 40.1% compared to 40.2% for the nine months ended September 30, 1999.

                                Page 7 of 14

NOTE D - EARNINGS PER SHARE
---------------------------

The number of common shares used in the computation of basic and diluted earnings per share are as follows:

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     ------------------     -----------------
                                       2000      1999         2000      1999
                                     --------  --------     --------  ------
                                                   (In Thousands)
  Weighted average number of common
    shares outstanding (used in
    computation of basic
    earnings per share)                11,106    11/398       11,187   12,269

  Effect of dilutive stock
      options                            ---         34            4       66
                                      -------   -------      -------  -------
  Diluted shares outstanding
      (used in computation of
      diluted earnings per share)      11,106    11,432       11,191   12,335
                                      =======   =======      =======  =======

The computations of the number of common shares used in the determination of basic and diluted earnings per share give retroactive recognition to the 5% common stock dividend paid on May 22, 2000 (see Note F).


NOTE E - DEBT
-------------

On May 31, 2000, the Company signed an amendment extending its credit agreement to April 30, 2003. In addition, the amount available under its revolving credit agreement was increased to $20,000,000 from July 1 to January 31 and increasing to $27,000,000 during the period each year from February 1 through June 30. The limits had previously been $18,000,000 and $25,000,000, respectively. The larger facility is to accommodate the Company's large fleet orders that normally occur during the first and second quarters.


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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company will adopt SFAS No. 133 in the first quarter of 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's results of operations or financial position.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

Revenues for the quarter ended September 30, 2000 declined $13.0 million to $54.0 million from $67.0 million for the quarter ended September 30, 1999. The primary reason was the timing of the large fleet deliveries that are normally delivered in the first and second quarter. During 1999, $10.0 million of fleet business normally delivered in the first six months was delivered in the third quarter. Additionally, revenues in the three months ended September 30, 2000 were adversely effected by rising fuel costs and interest rates.

Revenues for the nine months ended September 30, 2000 increased $3.9 million to $193.8 million from $189.9 million for the nine months ended September 30, 1999. While revenues for the nine months ended September 30, 2000 and September 30, 1999 are relatively unchanged, the Company has experienced a slowing in order intake related to

                                Page 9 of 14
higher fuel costs and interest rates that could affect fourth quarter revenues. The Company's backlog at September 30, 2000 was $61.9 million. Nearly one-third of the backlog was in the Company's bus division. The Company has plans to increase capacity and production in this division, however, these plans will not be implemented soon enough to benefit revenues in the fourth quarter of 2000.

Gross profit as a percentage of revenues for the three months ended September 30, 2000 was 16.7% as compared to 17.3% for the three months ended September 30, 1999. The decline of 0.6% is primarily attributed to the $13.0 million or 19.4% decline in revenues for the quarter ended September 30, 2000. For the nine months ended September 30, 2000 gross profit as a percentage of revenues was relatively unchanged at 16.7% as compared to 16.8% for the nine months ended September 30, 1999.

Selling, general and administrative expenses were $6.3 million for the three months ended September 30, 2000 compared to $5.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses were $19.7 million compared to $16.6 million for the comparable prior year period. Depreciation expenses relating to the Company's new operating software represented the largest dollar increase in both the quarter and nine months ended September 30, 2000. The investment in software is being depreciated over three years. The other significant factors causing the increases were professional fees relating to the implementation and increased salaries and wages in engineering, inventory control and bill of materials in connection with the Company's goal to obtain more accurate and timely information to improve overall operations of the Company.

Interest expense was $0.8 million for both the quarters ended September 30, 2000 and September 30, 1999, respectively. Interest expense for the nine months ended September 30, 2000 was $2.4 million compared to $1.7 million for the comparable prior year period. The increase for the nine months ended September 30, 2000 relates to the $17.1 million term loan used in 1999 for the purchase of 1.7 million shares of the Company's Class A Common stock and, to a lesser extent, increased interest on chassis which the Company uses for the manufacture of its products.

Net income for the three months ended September 30, 2000 was $1.2 million or $0.11 cents per diluted share compared to $2.9 million or $0.26 per diluted share for the three months ended September 30, 1999. The primary reason for the decrease was the $13.0 million revenue decline and the factors discussed above. For the nine months ended September 30, 2000, net income was $6.2 million or $0.55 per diluted share compared to $8.2 million or $0.66 per diluted share for the nine months ended September 30, 1999.

                                Page 10 of 14

Liquidity and Capital Resources
-------------------------------

Cash flow from operations was adequate to fund the Company's operations, provide for capital expenditures and fund the stock repurchase program for the nine months ended September 30, 2000. Net income combined with depreciation and amortization was the major source of cash flow. The decline in inventory of $9.0 million and accounts receivable of $2.2 million relates to the lower revenues experienced in the third quarter as well as new systems and procedures put in place to better manage inventory. Offsetting the decreases in inventory and accounts receivable were reductions of accounts payable of $4.1 million and $1.9 million in accrued liabilities relating to the lower revenues experienced in the third quarter of 2000.

Capital expenditures during the nine months ended September 30, 2000 totaled $6.9 million. Major expenditures during the period were for the acquisition of and improvements to the Company's manufacturing facility in North Carolina for $2.5 million, $0.6 million for a distribution facility in the Cleveland, Ohio area, $0.4 million for a distribution facility in St. Louis, Missouri and $0.2 million for property to construct a distribution facility in the Columbus, Ohio area. The balance of the expenditures were for manufacturing equipment and facility improvements at the Company's manufacturing facilities.

The major financing activity during the nine months ended September 30, 2000 was the acquisition of $1.5 million of the Company's Class A Common Stock in open market transactions. The Company was also able to reduce its long-term debt by $7.1 million during the period.

The Company anticipates that cash flow from operations and funds available under the Company's revolving credit agreement will be sufficient to fund operations during the balance of 2000.


Forward-Looking Statements
--------------------------

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials and severe fuel cost or interest rate increases. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

                                Page 11 of 14

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

                                         SUPREME INDUSTRIES, INC.

DATE: November 9, 2000                   BY: /s/ROBERT W. WILSON
----------------------                   Robert W. Wilson
                                         Executive Vice President,
                                         Treasurer, Chief Financial Officer
                                         and Director (Principal Financial
                                         and Accounting Officer)

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