Form 10-K
period 2000-12-31
SUPREME INDUSTRIES INC
filed 2001-03-23
CIK 350846

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K

(Mark One)
    [X] ANNUAL REPORT PURSUAHT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.
                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 5, 2001: $28,289,318

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at March 5, 2001
-------------------------------------           ----------------------------
Class A Common Stock ($.10 Par Value)                   8,889,934 shares
Class B Common Stock ($.10 Par Value)                   1,917,394 shares

                      Documents Incorporated by Reference
                      -----------------------------------
                                          Parts of Form 10-K Into Which the
          Document                        Document is Incorporated
Portions of the Proxy Statement
  for Annual Meeting of Shareholders
  to be held on May 2, 2001               Part III

The Index to Exhibits is on page ___ in the sequential numbering system. Total pages ___

                                   PART I

ITEM 1.   BUSINESS.
-------   ---------
History
-------
     Supreme Industries, Inc., a Delaware Corporation, (the "Company"or "Supreme") is one of the nation's leading manufacturers of specialized vehicles, including truck bodies and shuttle buses. The Company was incorporated in 1979 and originally had one operating subsidiary TGC Industries, Inc., which was spun-off to stockholders of the Company effective July 31, 1986.

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



Financial Information About Operating Segments
----------------------------------------------
     The Company has two operating segments, specialized vehicles and vertically integrated fiberglass products. The vertically integrated fiberglass products segment does not meet the quantitative thresholds for separate disclosure.



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

          Chiller (trademark), Kold King (trademark), Nordica (trademark), Iner-City (trademark), Spartan, StarTrans (trademark), and Fuel Shark are trademarks used by Supreme in its marketing of truck bodies and buses. Chiller (trademark), Kold King (trademark), Nordica (trademark), Iner-City (trademark), and StarTrans (trademark) are trademarks registered in the U.S. Patent and Trademark Office.

     Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies and garbage packers. Neither Supreme nor any of its competitors manufacture every type of specialized vehicles. Supreme intends to continue to expand its product line, but there is no assurance that it will do so.



Manufacturing
-------------
     Supreme's manufacturing facilities are located in Goshen and Ligonier, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania and Wilson, North Carolina. Supreme's management estimates that the capacity utilization of its plants and equipment range from 60% to 90% of capacity when annualized on a one-shift basis. At various times during the year, several of the Company's plants operate at 100% capacity to meet fleet requirements.

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

     Supreme is more vertically integrated than many of its competitors. The Company manufactures its own fiberglass reinforced plywood (FRP), fiberglass parts, and has extensive roll forming and metal bending capabilities. A portion of the excess capacity of these fabrication capabilities is used to supply products to the recreational vehicle and marine industries.

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



Raw Materials
-------------
     Supreme does not have any long-term raw material contracts and is dependent upon suppliers of lumber, fiberglass, aluminum and steel for its manufacturing. However, there are several readily available sources for these raw materials. Supreme's operations could be affected by labor disruptions at its raw material suppliers or freight carriers. The single greatest threat to Supreme would be the disruption of chassis availability as virtually all of Supreme's products are built on chassis. The Company believes it enjoys good relationships with all the chassis manufacturers that supply the chassis that its products are built on. In the event of a problem with one chassis supplier the Company would attempt to divert its products to other chassis suppliers.



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

     Supreme's distributor/dealer network consists of approximately 40 bus distributors, 85 truck equipment distributors and 500 truck dealers. Management believes that this large distributor/dealer network, coupled with Supreme's geographically-dispersed plant and distribution sites, gives Supreme a distinct marketing advantage over its competitors. Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

     Supreme markets products direct to end users in geographic areas where the Company does not have a strong distributor. The Company currently has distribution facilities in the areas of St. Louis, MO; Louisville, KY; Cleveland, OH; Orlando, FL; Houston and San Antonio, TX; Denver, CO; San Francisco, CA and Woonsocket, RI.

     Approximately 80 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.



Competition
-----------
     Specialized vehicles are produced by many companies, most of which compete on a regional basis. Management believes that Supreme enjoys a competitive advantage based upon its established distributor/dealer network and six manufacturing facilities and nine distribution centers. Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies and shuttle buses, because such manufacturers' highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized vehicles with various options and equipment.



Trademarks
----------
     The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme. Management believes that these trademarks have significant customer goodwill.



Working Capital
---------------
     The Company utilizes its revolving line of credit to finance its accounts receivable and inventories. The Company's Credit Agreement requires the Company to maintain a minimum working capital of not less than $10 million. The Company had working capital of $35.2 million at December 31, 2000.

Major Customers
---------------
     The Company had one customer, Budget Group Inc., that accounted for approximately 11% of the Company's revenues during 1999. No single or group of customers accounted for 10% or more of the Company's revenues for the years ended December 31, 2000 and 1998. The Company's export sales are not significant.



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



Employees
---------
     As of December 31, 2000, the Company employed approximately 2,000 employees, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.



Back Log
--------
     The Company's backlog of firm orders was $48.7 million at December 31, 2000 compared to $74.0 million at December 31, 1999.

Executive Officers of the Registrant
------------------------------------
     The name, age, business background, position held with the Registrant and tenure of each of the Registrant's executive officers are set forth below. No family relationship exists among any of the executive officers.

                                                 Served as
                                                 Executive    Positions With
Name, Age, and Business Experience             Officer Since      Company
------------------------------------------------------------------------------
Herbert M. Gardner, 61                             1979       Chairman of the
Senior Vice President of Janney Montgomery                    Board, President
Scott Inc., investment bankers, since 1978;
Chairman of the Board of the Company since
1979 and President of the Company since
June 1992.  Also a Director of: Nu Horizons
Electronics Corp., an electronic component distributor; Transmedia Network, Inc., a company that develops and markets transaction-based dining and other consumer savings programs; Hirsch International
Corp., importer of computerized embroidery machines, supplies, and developer of embroidery machine application software;
Co-Active Marketing Group, Inc., a
marketing and sales promotion company;
TGC Industries, Inc., a company engaged in the geophysical services industry; and
Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company.

Omer G. Kropf, 59                                  1984       Executive Vice
Executive Vice President of the Company                       President
since August 1984; President and Chief
Executive Officer of Supreme Corporation, a subsidiary of the Company, from January 19, 1984 to November 2, 2000 and co-holder of Office of the President since November 2000.

                                                 Served as
                                                 Executive    Positions With
Name, Age, and Business Experience             Officer Since      Company
----------------------------------------------------------------------------
William J. Barrett, 61                             1979       Secretary and
Senior Vice President of Janney Montgomery                    Assistant
Scott Inc., investment bankers, since 1976;                   Treasurer
Secretary and Assistant Treasurer of the Company and a Director since 1979. Also a Director of: TGC Industries, Inc., a company engaged in the geophysical services industry and American Country Holdings, Inc., a specialized property and casualty insurance company with focus on transportation and hospitality markets; and Rumson-Fair Haven
Bank and Trust Company, a New Jersey state independent, commercial bank and trust company.

Robert W. Wilson, 56                                1992      Executive Vice
Treasurer, Executive Vice President, and                      President,
Chief Financial Officer of the Company since                  Treasurer,
December 1992; Vice President of Finance since                Chief Financial
1988 and co-holder of the Office of President                 Officer, and
since November 2000, of Supreme Corporation,                  Assistant
a subsidiary of the Company.                                  Secretary

ITEM 2.  PROPERTIES.
-------  -----------
     Set forth below is a brief summary of the properties which are owned or leased by the Registrant as of December 31, 2000.


                                 Square       Owned or        Operating
                                 Footage       Leased          Segment
                                 -------      --------        ---------
Manufacturing of Products
-------------------------
Goshen, Indiana                  206,056       Leased    Specialized Vehicles
Goshen, Indiana                  235,834       Owned     Specialized Vehicles
Jonestown, Pennsylvania          246,848       Owned     Specialized Vehicles
Wilson, North Carolina           113,694       Owned     Specialized Vehicles
Moreno Valley, California         96,928       Owned     Specialized Vehicles
Cleburne, Texas                  115,060       Owned     Specialized Vehicles
Griffin, Georgia                 102,795       Leased    Specialized Vehicles
Griffin, Georgia                  26,150       Owned     Specialized Vehicles
                               ---------
                               1,143,365
                               ---------

Manufacturing of Component Parts
--------------------------------
Goshen, Indiana                   57,570       Owned     Fiberglass Products
Ligonier, Indiana                 93,212       Leased    Fiberglass Products
Ligonier, Indiana                 31,134       Owned     Fiberglass Products
                               ---------
                                 181,916
                               ---------

Distribution
------------
St. Louis, Missouri               15,000       Owned     Specialized Vehicles
Houston, Texas                    12,841       Owned     Specialized Vehicles
Denver, Colorado                  12,500       Leased    Specialized Vehicles
Woonsocket, Rhode Island          10,720       Owned     Specialized Vehicles
Streetsboro, Ohio                 11,900       Owned     Specialized Vehicles
San Antonio, Texas                 7,000       Owned     Specialized Vehicles
Vallego, California                8,400       Leased    Specialized Vehicles
Louisville, Kentucky               6,664       Owned     Specialized Vehicles
Apopka, Florida                    6,600       Owned     Specialized Vehicles
                               ---------
                                  91,625
                               ---------
Total square footage           1,416,906
                               =========

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------
     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and or amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or results of operations of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------
     No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.



                                  PART II
                                  -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------
     The Company's Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of March 5, 2001 was approximately 360. Due to the number of shares held in nominee or street name, it is likely that there are more than 360 beneficial owners of the Company's Class A Common Stock.

     The Company's Class A Common Stock closed at $3.79 on the American Stock Exchange on March 5, 2001 on which date there were 8,889,934 shares of Class A Common Stock outstanding. High and low closing prices of the Class A Common Stock for the two-year period ended December 31, 2000 were:


                                   2000                 1999
                             ---------------       ---------------
                              High      Low         High      Low
                             ------   ------       ------   ------
            1st Quarter      $6.55     $4.05       $8.99     $6.37
            2nd Quarter       6.82      4.38        9.40      7.92
            3rd Quarter       5.50      3.75        7.38      6.19
            4th Quarter       4.50      2.13        7.26      5.48


     All of the 1,917,394 outstanding shares of the Company's Class B Common Stock were held by a total of 14 persons as of March 5, 2001. There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

     No cash dividends were paid in 2000 or 1999. The Company paid two 5% stock dividends during 1999, one on July 19 and one on December 6 and one 5% stock dividend on May 22, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

                                       For the Years Ended December 31,
                           ---------------------------------------------------
Consolidated Invome Statement
Data:  (in millions, except
per share amounts)

                             2000       1999       1998       1997       1996
                             ----       ----       ----       ----       ----
 Net revenue               $ 246.3    $ 246.0    $ 223.7    $ 198.0    $ 159.9

 Net income                    8.0        8.3        9.0 (a)    8.6        5.1

 Net income per share:(b)
   Basic earnings per share    .72        .68        .68        .65        .40

   Diluted earnings per share  .71        .68        .67        .64        .38


Consolidated Balance Sheet
Data:  (in millions)

  Working capital           $ 35.2   $   42.7   $   39.4   $   30.4   $   23.4

  Total assets               103.0      110.6       94.2       85.9       68.8

  Long-term debt (excluding
    current maturities)       25.9       35.3       18.3       17.4       16.1

  Stockholders' equity        50.8       44.8       53.5       44.5       35.8


(a) Net income for 1998 was reduced by a $1.3 million extraordinary loss (see Note B of Notes to Consolidated Financial Statements).

(b) All per share amounts have been restated for all common stock dividends paid.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

Comparison of 2000 with 1999
----------------------------
     Revenues for the year ended December 31, 2000 were relatively unchanged at $246.3 million compared to $246.0 million for the year ended December 31, 1999. A general slowing in the overall economy, particularly in the automotive and truck equipment sectors, negatively affected the third and fourth quarters of 2000 and continues into 2001. There was little change in the Company's overall product offerings in 2000 when compared to 1999. The Company's northeast market was the only market that experienced growth in 2000 when compared to 1999. This growth was offset by a decline in the Company's Midwest market combined with small fluctuations in the Company's other market areas.

     Overall revenues by customer category changed little in 2000 when compared to 1999. No single customer represented more than 6% of the Company's annual revenues in 2000. Unit shipments declined approximately 3% in 2000 when compared to 1999.

     The Company's gross profit percentage improved to 16.9% in 2000 compared to 15.4% in 1999. The Company experienced improvements in material and direct labor as a percentage of revenues in 2000 when compared to 1999. Overhead, both in dollars and as a percentage of revenue, increased slightly in 2000 when compared to 1999. Employee-related costs for health insurance and fringe benefits were up slightly in 2000 when compared to 1999. These costs are part of the Company's efforts to improve its overall benefit package to help alleviate high employee turnover during tight labor markets.

     Selling, general and administrative expenses were $25.5 million or 10.3% of revenue in 2000 compared to $22.0 million or 9.0% of revenue in 1999. Expenses contributing to the increase in order of significance were: wage expense, depreciation on the new operating software, professional services and customer delivery costs included in the selling category. A significant portion of the increase relates to the new operating software implemented January 1, 2000. While depreciation and amortization expenses will remain higher as the software is amortized over three years (approximately $800,000 annually), fees relating to professional services will decline in 2001. The Company plans to reduce selling, general and administrative expenses by $1.0 million during 2001.

     Interest expense increased $0.9 million to $3.1 million in 2000 from $2.2 million in 1999. Contributing to the increase were the five-year term loan to finance the Dutch Auction completed in May of 1999 being outstanding for the full year of 2000, the $2.5 million industrial revenue bond issued in November to purchase the Company's North Carolina manufacturing facility and a $0.1 million increase in chassis interest expense.

     The Company's effective income tax rate fell to 39.0% in 2000 from 39.7% in 1999. The decline is primarily the result of fluctuations in taxable income and varying tax rates in the states in which the Company transacts business.

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

     The Company's gross profit percentage declined 2.2% in 1999 to 15.4% from 17.6% in 1998. This decline was caused primarily by increases in direct and indirect labor. The cost of raw materials was relatively unchanged from the prior year. Expenses associated with labor, particularly group health and workers' compensation insurance, also increased substantially. The Company attributes these increases to significant employee turnover caused by tight labor markets and low unemployment rates at each of its manufacturing facilities. The specialized nature of the Company's product lines requires skilled employees and significant training. Productivity was adversely affected as the Company hired 1,716 employees during 1999 to realize a net gain of 197 employees.

     Selling, general and administrative expenses were $22.0 million, or 9.0% of revenue, in 1999 compared to $20.7 million, or 9.2% of revenue, in 1998. Approximately two-thirds of selling, general and administrative expenses are employee or employee-related, a portion of which fluctuated directly with revenues.

     Interest expense increased $.6 million to $2.2 million in 1999 from $1.6 million in 1998. The increase was principally attributable to the $17.1 million five-year term loan which was used to finance the repurchase of 1,688,823 shares of the Company's Class A common stock through a Dutch Auction in May 1999. Also contributing to the increased interest expense during 1999 were slightly higher interest rates during the later part of 1999 and increased use of the Company's revolving line of credit to finance higher levels of accounts receivable and inventories which were related to the increased revenues experienced in 1999 over 1998.

     The Company's effective income tax rate was 39.7% in 1999 as compared to 39.4% in 1998.

Liquidity and Capital Resources
-------------------------------
     Cash flows from operations and availability under the Company's revolving credit agreement were the major sources of funds for operations and capital expenditures during 2000. The largest components of cash provided by operating activities in 2000 included net income of $8.0 million, inventory reductions of $6.7 million, depreciation and amortization of $4.1 million and accounts receivable reductions of $3.6 million. The decline in inventories was a direct result of fewer fleet orders in the Company's backlog at December 31, 2000 when compared to December 31, 1999 coupled with inventory management/reduction programs implemented throughout 2000. The decline in accounts receivable was due to lower revenues in December 2000 compared to December 1999. The largest component of cash used in 2000 operating activities was a $3.9 million reduction in trade accounts payable resulting from reduced inventories.

     The Company invested $8.2 million in property, plant and equipment in 2000. The major additions included the purchase of the Company's previously leased facilities in Wilson, North Carolina ($2.5 million) and St. Louis, Missouri ($.5 million); purchase of various machinery and equipment throughout the Company ($1.7 million); enhancements to the Company's new operating software ($1.0 million); acquisition of land and building for a distribution facility in the Cleveland, Ohio area ($.6 million); improvements associated with connecting the Company's Goshen, Indiana facilities to city utilities ($.4 million); and acquisition of land in the Columbus, Ohio area for future construction of an additional distribution facility ($.2 million).

     The significant financing activities which provided cash were proceeds from the Company's revolving line of credit and a $2.5 million industrial revenue bond used to finance the acquisition of the Company's Wilson, North Carolina facility. The significant cash items used in financing activities included a $11.6 million net reduction in long-term debt and $2.0 million to purchase 441,203 shares of treasury stock throughout 2000.

     The Company believes that cash flows generated from operations during 2001 and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the year 2001.



New Accounting Pronouncement
----------------------------
     The Company does not believe the implementation of SFAS No. 133 (see Note A of Notes to Consolidated Financial Statements) will have a significant effect on the Company's financial position.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
--------  -----------------------------------------------------
          RISK
          ----
     In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the cost of investing, financing and operating. The Company's primary risk exposure results from changes in short-term interest rates. In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions. The Company's revolving line of credit is floating rate debt and bears interest at the bank's prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company's leverage ratio. At December 31, 2000, the Company is party to two (2) interest rate swap agreements dated September 30, 1998 and May 11, 1999. The September 30, 1998 interest rate swap agreement relates to a five-year term loan (original principal balance of $7 million) and the May 11, 1999 interest rate swap agreement relates to a five-year term loan (original principal balance of $17.1 million). Both these term loans bear interest at LIBOR plus certain basis points determined by the Company's leverage ratio. The effective interest rates at December 31, 2000 for these term loans were 6.77%, on outstanding principal balances of $3,849,991, and 6.92%, on outstanding principal balances of $12,401,142. The interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the lives of the interest rate swap agreements, which coincide with the terms of the related debt, without exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure of credit loss. The differential paid or received under the interest rate swap agreements is recognized as an adjustment to interest expense. The following is a summary of interest rate swap agreements outstanding at December 31, 2000:

       Notional Amount                 Fixed Rate                Maturity
       ---------------                 ----------                --------
          $3,850,000                      6.7%              September 30, 2003
          12,401,100                      6.9               May 11, 2004


     Based on the Company's overall interest rate exposure at December 31, 2000, including floating rate debt and the related interest rate swap agreements, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 2000, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

                                Page 18 of 58

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------
Index to Financial Statements                                       Page
                                                                    ----
1.  Financial Statements:

      Report of Independent Accountants                              20

      Consolidated Balance Sheets at December 31, 2000 and 1999      21

      Consolidated Statements of Income for the years ended
        December 31, 2000, 1999 and 1998                             22

      Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 2000, 1999 and 1998                 23

      Consolidated Statements of Cash Flows for the years
        ended December 31, 2000, 1999 and 1998                       24

      Notes to Consolidated Financial Statements                   25 - 37



2.  Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts for the
        three years ended December 31, 2000, 1999 and 1998           38

    All other schedules are omitted because they are not applicable.



3.  Supplementary Data

      Quarterly Results                                              39

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Supreme Industries, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Supreme Industries, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note A to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use".


                                        /s/PricewaterhouseCoopers LLP

South Bend, Indiana
February 2, 2001

Supreme Industries, Inc. And Subsidiaries


Consolidated Balance Sheets
December 31, 2000 and 1999

                ASSETS
                                                     2000            1999
                                              --------------   --------------
Current assets:
 Cash and cash equivalents                     $     184,004   $     270,935
 Accounts receivable, net of allowance for
   doubtful accounts of $409,000 in 2000
   and $609,000 in 1999                           25,566,117      29,026,385
 Refundable income taxes                               -           1,385,000
 Inventories                                      31,815,470      38,552,339
 Deferred income taxes                             1,315,298       1,268,284
 Other current assets                                670,524         436,381
                                               -------------    ------------
    Total current assets                          59,551,413      70,939,324

Property, plant and equipment, net                41,394,132      37,464,092

Intangible assets, net                             1,095,456       1,298,766

Other assets                                         932,514         880,246
                                               -------------   -------------
    Total assets                               $ 102,973,515   $ 110,582,428


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt          $   5,181,761   $   4,805,107
 Trade accounts payable                            8,111,788      12,001,927
 Accrued wages and benefits                        4,475,008       4,822,619
 Accrued income taxes                              1,148,415         947,776
 Other accrued liabilities                         5,399,294       5,708,118
                                               -------------   -------------
    Total current liabilities                     24,316,266      28,285,547

Long-term debt                                    25,859,972      35,319,246

Deferred income taxes                              1,984,466       2,128,452
                                               -------------   -------------
    Total liabilities                             52,160,704      65,733,245

Commitments and contingencies (Note I)

Stockholders' equity:
 Preferred Stock, $1 par value; authorized
   1,000,000 shares, none issued
 Class A Common Stock, $.10 par value;
   authorized 20,000,000 shares, issued
   11,220,565 shares in 2000 and 10,779,766
   shares in 1999                                  1,122,057       1,077,977
 Class B Common Stock, convertible into Class
   A Common Stock on a one-for-one basis,
   $.10 par value; authorized 5,000,000
   shares, issued 1,917,394 shares in 2000
   and 1,826,092 shares in 1999                      191,739         182,609
 Additional paid-in capital                       55,615,704      52,975,153
 Retained earnings                                13,620,142       8,328,929
 Treasury stock, Class A Common Stock, at cost,
   2,207,000 shares in 2000 and 1,765,797
   shares in 1999                                (19,736,831)    (17,715,485)
                                               -------------   -------------
    Total stockholders' equity                    50,812,811      44,849,183
                                               -------------   -------------
    Total liabilities and stockholders' equity $ 102,973,515   $ 110,582,428
                                               =============   =============

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Income
for the years ended December 31, 2000, 1999 and 1998


                                      2000           1999            1998
                                  -------------  -------------  -------------
Revenue:
  Net sales                       $ 244,973,654  $ 244,953,480  $ 222,566,601
  Other income                        1,302,531      1,058,515      1,161,320
                                  -------------  -------------  -------------
                                    246,276,185    246,011,995    223,727,921
                                  -------------  -------------  -------------

Costs and expenses:
  Cost of sales                     204,587,702    208,011,870    184,433,390
  Selling, general and
    administrative                   25,477,921     22,039,388     20,655,625
  Interest                            3,119,588      2,242,064      1,647,878
                                  -------------  -------------  -------------
                                    233,185,211    232,293,322    206,736,893
                                  -------------  -------------  -------------

    Income before income taxes
      and extraordinary loss         13,090,974     13,718,673     16,991,028

Income taxes                          5,106,000      5,451,000      6,700,000
                                  -------------  -------------  -------------

    Income before extraordinary
      loss                            7,984,974      8,267,673     10,291,028

Extraordinary loss, net of income
  tax benefit of $860,000                 -              -          1,280,115
                                  -------------  -------------  -------------
    Net income                    $   7,984,974  $   8,267,673  $   9,010,913
                                  =============  =============  =============

Earnings per share - Basic:
  Income before extraordinary
    loss                          $         .72  $         .68  $         .78
  Extraordinary loss                         -              -            (.10)
                                  -------------  -------------  -------------
  Net income                      $         .72  $         .68  $         .68
                                  =============  =============  =============

Earnings per share - Diluted:
  Income before extraordinary
    loss                          $         .71  $         .68  $         .77
  Extraordinary loss                         -              -            (.10)
                                  -------------  -------------  -------------
  Net income                      $         .71  $         .68  $         .67
                                  =============  =============  =============

Shares used in the computation
  of earnings per share:
    Basic                            11,132,967     12,191,155     13,261,450
    Diluted                          11,265,935     12,242,628     13,402,834

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998


                         Class A Common Stock    Class B Common Stock                                                     Total
                        ----------------------   --------------------   Additional       Retained       Treasury     Stockholders'
                          Shares      Amount      Shares      Amount  Paid-In Capital    Earnings         Stock         Equity
                        ---------  -----------   ---------  --------- --------------- -------------  -------------   -------------
 Balance, January 1,
  1998                  8,855,990  $   885,599   1,546,773  $ 154,677  $ 31,743,249   $  11,917,755  $    (250,536)  $ 44,450,744

   Net income               -            -           -          -             -           9,010,913          -          9,010,913
     Conversion of
     16,165 shares of
     Class B Common
     Stock to Class
     A Common Stock        16,165        1,616     (16,165)    (1,616)        -               -              -              -
   Exercise of stock
     options (12,843
     shares of
     treasury stock)      110,497       11,050       -          -           391,127           -           (185,950)       216,227
   5% Common Stock
     dividends            908,001       90,800     157,720     15,772    11,886,269     (11,992,841)         -              -
   Tax venefit from
     exercise of stock
     options                -            -           -          -            87,000           -              -             87,000
   Acquisition of
     30,859 shares of
     treasury stock         -            -           -          -             -               -           (278,809)      (278,809)
                     ------------  -----------  ----------  ---------  ------------   -------------  -------------   ------------
 Balance, December 31,
   1998                 9,890,653      989,065   1,688,328    168,833    44,107,645       8,935,827       (715,295)    53,486,075

   Net income               -            -           -          -             -           8,267,673          -          8,267,673
   Conversion of
     32,003 shares of
     Class B Common
     Stock to Class
     A Common Stock        32,003        3,200     (32,003)    (3,200)        -               -              -              -
   Exercise of stock
     options               20,416        2,042       -          -            93,583           -              -             95,625
   5% Common Stock
     dividends            836,694       83,670     169,767     16,976     8,773,925      (8,874,571)         -              -
   Acquisition of
     1,689,863 shares
     of treasury stock      -            -           -          -             -               -        (17,000,190)   (17,000,190)
                     ------------  -----------  ----------  ---------  ------------   -------------  -------------   ------------
 Balance, December 31,
   1999                10,779,766    1,077,977   1,826,092    182,609    52,975,153       8,328,929    (17,715,485)    44,849,183

   Net income               -            -           -          -             -           7,984,974          -          7,984,974
   5% Common Stock
     dividend             440,799       44,080      91,302      9,130     2,640,551      (2,693,761)         -               -
   Aquisition of 441,203
     shares of treasury
     stock                  -            -           -          -             -               -          (2,021,346)   (2,021,346)
                     ------------  -----------  ----------  ---------  ------------   -------------  --------------  ------------
 Balance, December 31,
   2000                11,220,565  $ 1,122,057   1,917,394  $ 191,739  $ 55,615,704   $  13,620,142  $  (19,736,831) $ 50,812,811
                     ============  ===========  ==========  =========  ============   =============  ==============  ============


The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows
for the years ended December 31, 2000, 1999 and 1998

                                    2000            1999            1998
                               --------------  --------------  --------------
Cash flows from operating
activities:

  Net income                   $    7,984,974  $    8,267,673  $    9,010,913
  Adjustments to reconcile net
    cash provided by operating
    activities:
      Extraordinary loss                -               -           1,280,115
      Depreciation and
        amortization                4,122,320       2,985,064       2,731,510
      Amortization of
        intangibles                   203,310         203,310         203,309
      Provision (credit) for
        losses on doubtful
        receivables                  (134,991)        343,438         532,963
      Deferred income taxes          (191,000)        474,000         461,000
      Loss (gain) on sale of
        property, plant and
        equipment                     103,272          (7,870)        139,496
      Changes in operating
        assets and liabilities,
        excluding effect of
        disposition of business
        in 1998:
          Accounts receivable       3,595,259        (660,264)     (5,944,456)
          Inventories               6,736,869      (9,759,689)       (970,035)
          Other current assets      1,150,857        (221,144)       (802,776)
          Trade accounts payable   (3,890,139)      1,765,963        (438,163)
          Other current
            liabilities              (455,796)      2,780,687      (1,054,471)
                               --------------  --------------  --------------
              Net cash provided
                by operating
                activities         19,224,935       6,171,168       5,149,405
                               --------------  --------------  --------------

Cash flows from investing
  activities:
    Proceeds from sale of
      property, plant and
      equipment                        28,650          34,759         113,745
    Additions to property,
      plant and equipment          (8,184,282)     (9,133,723)     (6,062,276)
    Decrease (increase) in
      other assets                    (52,268)        111,701         (37,699)
                               --------------  --------------  --------------
              Net cash (used
                in investing
                activities         (8,207,900      (8,987,263)     (5,986,230)
                               --------------  --------------  --------------

Cash flows from financing
  activities:
    Proceeds from revolving
      line of credit and other
      long-term debt              106,025,242     114,786,099      96,031,172
    Repayments of revolving
      line of credit and other
      long-term debt             (115,107,862)    (94,979,928)    (95,192,385)
    Proceeds from exercise of
      stock options                     -              95,625         216,227
    Tax benefit from exercise
      of stock options                  -               -              87,000
    Acquisition of treasury
      stock                        (2,021,346)    (17,000,190)       (278,809)
                               --------------  --------------  --------------
              Net cash provided
                by (used in)
                financing
                activities        (11,103,966)      2,901,606         863,205
                               --------------  --------------  --------------
Increase (decrease) in cash
  and cash equivalents                (86,931)         85,511          26,380
Cash and cash equivalents,
  beginning of year                   270,935         185,424         159,044
                               --------------  --------------  --------------
Cash and cash equivalents,
  end of year                  $      184,004  $      270,935  $      185,424
                               ==============  ==============  ==============
Supplemental disclosures of
  cash flow information:
    Cash paid during the year
      for:
        Interest, net of
          amount capitalized
          in 1999              $    3,044,783  $    2,335,105  $    1,693,904
        Income taxes                5,036,591       5,205,852       6,226,972

Noncash investing and financing
  activities:
    Common Stock dividends          2,693,761       8,874,571      11,992,841
    Class A Common Stock
      exchanged in exercise of
      stock options                     -               -             185,950
    Conversion of Class B Common
      Stock to Class A Common
      Stock                             -               3,200           1,616

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

    Supreme Industries, Inc. and its subsidiaries (collectively the "Company") manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company's truck body products include cut-away and dry freight van bodies, refrigerated units, stake bodies and other specialized trucks. The Company also manufactures shuttle buses and trailers. At December 31, 2000, the Company had 17 manufacturing, distribution and supply facilities. The Company's customers are located principally in the United States.

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

       Accounting Change - Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires internal and external costs incurred to develop internal use computer software during the application development stage to be capitalized and amortized over the software's useful life. Prior to January 1, 1999, these costs were expensed as incurred. During the year ended December 31, 1999, the Company capitalized $400,000 of internal costs which previously would have been expensed under generally accepted accounting principles. These capitalized costs were related to the Company's new management information system which was implemented during 1998-1999. The effect of this change in accounting principle for the year ended December 31, 1999 was to increase net income by approximately $241,000 or $.02 per share (basic and diluted).

       Revenue Recognition - The production of specialized truck bodies and shuttle buses starts when an order is received from the customer. Revenue is recognized when the unit is shipped to the customer. In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements"; SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company's implementation of SAB 101 during its fourth quarter of 2000 had no impact on the Company's consolidated financial statements.

       Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions. In 1999, the Company had one customer that accounted for approximately 11% of the Company's net sales. The Company performs an ongoing credit evaluation of its customers' financial condition, and credit is extended to customers on an unsecured basis. Future credit losses are provided for currently through the allowance for doubtful accounts and actual credit losses are charged to the allowance when incurred.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

       Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 31, 2000 and 1999 because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2000 and 1999, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt. The estimated fair value of the outstanding interest rate swap agreements (see Note I), based on current market rates, approximated a net asset at December 31, 2000 and 1999 of $17,967 and $405,000, respectively, which are not recorded on the consolidated balance sheets.

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

       Intangible Assets - Intangible assets consist of goodwill - $3,379,031 and patents - $325,000, and are recorded at cost and shown net of accumulated amortization. Amortization of goodwill is provided using the straight-line method over the estimated benefit period (16 to 25 years), and patents are amortized over seven years using the straight-line method. Accumulated amortization at December 31, 2000 and 1999 was $2,608,575 and $2,405,265, respectively.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

       Evaluation of Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. Management believes that no material impairment of long-lived assets exists at December 31, 2000.

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

       Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


C.  INVENTORIES.

    Inventories consist of the following:

                                                 2000              1999
                                            ------------      ------------
                   Raw materials            $ 19,822,278      $ 23,687,824
                   Work-in-progress            5,384,975         5,175,269
                   Finished goods              6,608,217         9,689,246
                                            ------------      ------------
                         Total              $ 31,815,470      $ 38,552,339
                                            ============      ============

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

D.  PROPERTY, PLANT AND EQUIPMENT.

    Property, plant and equipment consists of the following:

                                                   2000             1999
                                              ------------     ------------
       Land and improvements                  $  6,718,824     $  5,306,675
       Buildings and improvements               20,150,010       16,745,903
       Leasehold improvements                    7,203,791        6,949,875
       Machinery and equipment                  32,636,059       29,891,747
       Construction in progress                    128,060          178,194
                                              ------------     ------------
                                                66,836,744       59,072,394
          Less, Accumulated depreciation
            and amortization                    25,442,612       21,608,302
                                              ------------     ------------
                Property, plant and
                  equipment, net              $ 41,394,132     $ 37,464,092
                                              ============     ============


E.  LONG-TERM DEBT.

    Long-term debt consists of the following:

                                                   2000              1999
                                              ------------      ------------
       Revolving line of credit               $  8,969,802      $ 15,402,454

       Term Note C, payable in quarterly
         installments	of $609,143 plus
         interest at LIBOR plus certain
         basis points determined by the
         Company's leverage ratio (effective
         rate of 6.92% and 7.26% at December
         31, 2000 and 1999, respectively),
         with final maturity in May 2004        12,401,142        15,837,714

       Term Note B, payable in monthly
         installments of $116,667 plus
         interest at LIBOR plus certain basis
         points determined by the Company's
         leverage ratio (effective rate of
         6.77%, and 7.48% at December 31, 2000
         and 1999, respectively), with final
         maturity in September 2003              3,849,991         5,249,995

       Obligations under industrial development
         revenue bonds, variable rates, with
         maturities in August 2010 and April
         2015, collateralized by specific
         real estate                             5,405,937         3,170,996

       Real estate mortgage, fixed rate of
         6.36%, with final maturity in
         July 2001                                 414,861           463,194
                                              ------------      ------------
              Total                             31,041,733        40,124,353

                   Less, Current maturities      5,181,761         4,805,107
                                              ------------      ------------
              Long-term debt                  $ 25,859,972      $ 35,319,246
                                              ============      ============

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

E.  LONG-TERM DEBT, Concluded.

    The revolving line of credit, term notes and a letter of credit facility are part of a master credit agreement (the "Credit Agreement"). All borrowings under the Credit Agreement are unsecured. The Credit
    Agreement provides for a revolving line of credit facility as defined, up to $20 million and increasing to $27 million during the period each year from February 1 to June 30. Interest on outstanding borrowings under the revolving line of credit is based on the bank's prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company's leverage ratio, as defined. The weighted average interest rate on borrowings outstanding at December 31, 2000 and 1999 was 8.4% and 8.2%, respectively. The revolving line of credit also requires a quarterly commitment fee ranging from 1/8% to 3/16% per annum depending on the Company's leverage ratio and based upon the annualized average unused portion. All amounts outstanding under the revolving line of credit will be due at maturity, April 30, 2003.

    In addition to the required quarterly installments, Term Note C requires an annual principal payment to be paid within 105 days after year-end, equal to 20% of the preceding year's net income which exceeds $5.0 million, with such additional annual payment not to exceed $1.0 million in any year. The additional principal payment required to be made in 2001 based on net income for the year ended December 31, 2000 is $596,995 ($653,535 was paid in 2000 based on 1999 net income). The Company also made an additional principal payment of $346,465 during 2000.

    Outstanding letters of credit, which reduce availability under the credit facility, aggregated $1.2 million at December 31, 2000 and 1999. Under separate agreements, at December 31, 2000, the Company has outstanding $4.9 million ($2.6 million at December 31, 1999) in irrevocable letters of credit in favor of bond trustees as a credit enhancement for bondholders of two of the industrial development revenue bonds.

    The Credit Agreement contains, among other matters, certain restrictive covenants including maintenance of a minimum consolidated tangible net worth of $28 million plus 50% of cumulative net income of the Company, as defined, commencing with the year ended December 31, 1999 ($36.1 million at December 31, 2000), minimum consolidated working capital of $10 million and required financial ratios.

    The Company's cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit. Checks outstanding in excess of bank balances at December 31, 2000 and 1999 aggregated $2,670,000 and $4,402,000, respectively.

    Maturities of long-term debt for each of the next five years are as follows: 2001 - $5,181,761; 2002 - $4,303,239; 2003 - $12,789,698;
    2004 - $4,961,098 and 2005 - $433,333.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

F.  RETIREMENT PLAN.

    The Company maintains a defined contribution plan which covers substantially all employees of the Company and its participating subsidiaries who have reached the age of twenty-one years and have completed one year of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match thirty percent of employees' contributions up to seven percent of the employees' compensation. The Board of Directors may increase or decrease the Company's contribution on a year-by-year basis. Expense related to this plan for the years ended December 31, 2000, 1999 and 1998 was $379,213, $413,829 and $317,632,
    respectively.


G.  STOCKHOLDERS' EQUITY.

    Preferred Stock
    ---------------
    The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value), of which none has been issued. The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

    Common Stock
    ------------
    The Board of Directors approved the following 5% common stock dividends during the years ended December 31, 2000, 1999 and 1998:

             Declaration           Record                   Paid
                 Date               Date                    Date
          -----------------     -----------------     -----------------
          May 12, 1998          May 25, 1998          June 1, 1998
          October 29, 1998      November 13, 1998     November 20, 1998
          June 29, 1999         July 12, 1999         July 19, 1999
          November 17, 1999     November 29, 1999     December 6, 1999
          April 27, 2000        May 15, 2000          May 22, 2000

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

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

G.  STOCKHOLDERS' EQUITY, Continued.

    Stock Options
    -------------
    During 1992, the Company adopted the 1992 Stock Option Plan under which 401,117 (adjusted for all subsequent stock dividends through December
    1998) shares of Class A Common Stock were reserved for grant. At December 31, 1998, there were no options available for granting under the 1992 Stock Option Plan. On October 29, 1998, the Company's Board of Directors approved, and the Company's stockholders subsequently ratified, the 1998 Stock Option Plan under which 790,079 (adjusted for all subsequent stock dividends) shares of Class A Common Stock were reserved for grant. Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. No options may be exercised during the first year after the date of grant. Options are exercisable cumulatively in three installments of 33 1/3 % each year thereafter. Options granted under the stock option plans expire five years after the date of grant. The 392,000 options granted on November 2, 2000 have an additional condition that none of such options become exercisable unless and until the quoted price of the Company's Class A Common Stock on the American Stock Exchange reaches $8 and remains at $8 or higher for a continuous period of thirty days.

    The following table summarizes stock option activity:

                                                                Weighted -
                                                                  Average
                                                     Number      Exercise
                                                   of Shares       Price
                                                  ----------    ----------
          Outstanding, January 1, 1998              238,400        $3.65

               Granted                              271,665         7.14
               Exercised                           (135,489)        2.97
               Expired or canceled                  (26,593)        4.22
                                                  ---------
          Outstanding, December 31, 1998            347,983         6.60

               Exercised                            (21,437)        4.46
               Expired or canceled                  (14,968)        6.77
                                                  ---------
          Outstanding, December 31, 1999            311,578         6.75

               Granted                              722,606         4.15
               Expired or canceled                  (12,425)        6.28
                                                  ---------
          Outstanding, December 31, 2000          1,021,759         4.92

    As of December 31, 2000, 6,192 shares were reserved for the granting of future stock options compared to 716,373 shares at December 31, 1999.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

G.  STOCKHOLDERS' EQUITY, Concluded.

    Options outstanding at December 31, 2000 are exercisable at prices of $5.07, $7.15, $5.36 and $3.13 per share and have a weighted-average remaining contractual life of 4.0 years. Information about stock options outstanding and exercisable at December 31, 2000 is as follows:

                       Options Outstanding               Options Exercisable
              --------------------------------------  ------------------------
                Number       Weighted -                 Number
              Outstanding      Average    Weighted -  Exercisable   Weighted -
                  At          Remaining    Average        At         Average
   Exercise   December 31,   Contractual   Exercise   December 31,   Exercise
     Price       2000           Life         Price       2000          Price
   --------   ------------   -----------  ----------  ------------  ----------
     $5.07         54,845      .33 years     $5.07         54,845      $5.07
      7.15        244,308     2.83 years      7.15        162,858       7.15
      5.36        330,606     4.32 years      5.36          -           5.36
      3.13        392,000     4.84 years      3.13          -           3.13
                ---------                                --------
                1,021,759                                 217,703
                =========                                ========

    At December 31, 1999 and 1998, there were exercisable options outstanding to purchase 142,624 and 59,861 shares at weighted-average exercise prices of $6.30 and $4.76, respectively.

    The weighted-average grant-date fair values of options granted during the years ended December 31, 2000 and 1998 were $1.72 and $2.48, respectively.

    Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been:

                                          2000          1999         1998
                                       ----------    ----------    ----------
          Pro forma net income         $7,827,164    $8,172,275    $8,948,357
          Pro forma net income
            per share:
              Basic                           .70           .67           .68
              Diluted                         .69           .67           .68

    The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                          2000           1999         1998
                                       ----------     ---------    ----------
          Risk free interest rate           5.75%          4.6%          4.5%
          Expected life                   5 years       5 years       5 years
          Expected volatility               36.3%         34.5%         29.8%
          Expected dividends                -             -             -

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statement, Continued

H.  INCOME TAXES.

    Income taxes applicable to income before income taxes and extraordinary loss consist of the following:

                                          2000          1999          1998
                                      -----------   -----------   -----------
         Federal:
           Current                    $ 4,411,000   $ 3,978,000   $ 4,987,000
           Deferred                      (156,000)      389,000       380,000
                                      -----------   -----------   -----------
                                        4,255,000     4,367,000     5,367,000
                                      -----------   -----------   -----------
         State:
           Current                        886,000       999,000     1,252,000
           Deferred                       (35,000)       85,000        81,000
                                      -----------   -----------   -----------
                                          851,000     1,084,000     1,333,000
                                      -----------   -----------   -----------
                  Total               $ 5,106,000   $ 5,451,000   $ 6,700,000
                                      ===========   ===========   ===========

    Although not affecting the total provision, the amounts previously reported for the allocation of federal and state income taxes between current and deferred for 1998 have been revised based upon determinations made when the related tax returns were filed.

    The components of the net deferred tax asset and the net deferred tax liability were as follows:

                                                        2000          1999
                                                    -----------   -----------
        Current deferred tax asset (liability):
          Receivables                               $    82,134   $   161,366
          Inventories                                   217,534       217,447
          Accrued liabilities                         1,038,243       902,264
          Other                                         (22,613)      (12,793)
                                                    -----------   -----------
              Deferred tax asset                    $ 1,315,298   $ 1,268,284
                                                    -----------   -----------
        Long-term deferred tax liability (asset):
          Depreciation                              $ 2,167,025   $ 2,119,101
          Accrued liabilities                          (177,539)        -
          Other                                          (5,020)        9,351
                                                    -----------   -----------
              Deferred tax liability                $ 1,984,466   $ 2,128,452
                                                    ===========   ===========

    A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate (35%) to income before income taxes and extraordinary loss is as follows:


                                          2000          1999          1998
                                      -----------   -----------   -----------
        Income taxes at statutory
          rate                        $ 4,581,800   $ 4,801,500   $ 5,946,900
        State income taxes, net of
          federal benefit                 553,200       704,600       866,500
        Amortization of goodwill           36,900        36,900        36,900
        Earnings of Honduran
          subsidiary (operating in
          government free zone), not
          subject to U.S. income taxes      -             -          (116,900)
        Other                             (65,000)      (92,000)      (33,400)
                                      -----------   -----------   -----------
                Total                 $ 5,106,000   $ 5,451,000   $ 6,700,000
                                      ===========   ===========   ===========

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

I.  COMMITMENTS AND CONTINGENCIES.

    Lease Commitments and Related Party Transactions
    ------------------------------------------------
    The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from March 2001 through July 2005. Certain of the lease agreements are with related parties for which related party rent expense was $665,562, $499,762 and $477,462 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The rent expense under all operating leases aggregated $1,018,856, $1,019,714 and $1,026,699 for the years ended December 31, 2000, 1999 and 1998, respectively.

    At December 31, 2000, future minimum rental payments under noncancelable operating leases aggregated $3,330,088, and are payable as follows:
    2001 - $894,598; 2002 - $795,287; 2003 - $677,122; 2004 - $617,767 and
    2005 - $345,314.

    In addition to the above related party lease transactions, the Company purchases delivery services from a company owned by an officer/director of the Company. During the years ended December 31, 2000, 1999, and 1998, the Company purchased delivery services from this related party aggregating $3,723,000, $2,810,000 and $2,498,000, respectively.


    Obligation To Purchase Consigned Inventories
    --------------------------------------------
    The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturer under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer's agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company's various production facilities under the conditions that the Company will store such chassis and will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within 90 days of delivery to the Company, the Company is required to pay a finance charge on the chassis. At December 31, 2000 and 1999, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated $45.6 million and $34.9 million, respectively. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Concluded

I.  COMMITMENTS AND CONTINGENCIES, Continued.

    Self-Insurance
    --------------
    The Company is self-insured for a portion of product liability ($100,000 per occurrence with an annual aggregate of $500,000), certain employee health benefits ($75,000 annually per employee with an annual aggregate of approximately $2,000,000) and workers' compensation in certain states ($250,000 per occurrence with an annual aggregate of approximately $3,950,000). The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.


    Stock Repurchase Programs
    -------------------------
    On September 2, 1998, the Board of Directors authorized the Company to repurchase up to 500,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions through the close of business on February 26, 1999. The Company purchased 30,859 shares under this repurchase program through December 31, 1998.

    On April 12, 1999, the Company announced a "Dutch Auction" offer to its stockholders to acquire up to 2,000,000 shares of its Class A and Class
    B Common Stock at a cash purchase price not greater than $10.00 per share nor less than $8.75 per share. The Company purchased 1,688,823 shares of Class A Common Stock at $10.00 per share, plus expenses of $103,653, through the offer. The Company financed this stock repurchase program with a term note (see Note E). During the year ended December 31, 1999, the Company also purchased 1,040 shares of Class A Common Stock for $8,307.

    On December 28, 1999, the Board of Directors authorized the Company to repurchase up to 500,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions through the close of business on June 30, 2000. The Company purchased 245,635 shares under this repurchase program.

    On July 14, 2000, the Board of Directors authorized the Company to repurchase up to 500,000 shares of Class A Common Stock in open market or privately negotiated transactions through the close of business on December 31, 2000. The program was subsequently terminated with the last purchase under the program on December 14, 2000. The Company purchased 195,568 shares under this repurchase program.

    On December 20, 2000, the Board of Directors announced a "Dutch Auction" offer to its stockholders to acquire up to 1,500,000 shares of its Class A and Class B Common Stock at a price not greater than $3 nor less than $2 1/4 per share through the close of business on January 23, 2001. The Company purchased 123,475 shares under this repurchase program.

    On February 2, 2001, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions commencing on February 7, 2001 and ending on the close of business on December 31, 2001.

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

    The following is a summary of interest rate swap agreements outstanding at December 31, 2000 and 1999:


              Notional Amount
          -----------------------
             2000         1999       Fixed Rate         Maturity
          ----------   ----------    ----------    ------------------
          $3,850,000   $5,250,000       6.7%       September 30, 2003
          12,401,100   15,837,700       6.9%       May 11, 2004


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

                  SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                       Column C
                           Column B    Additions
                           Balance    Charged to                  Column E
        Column A          Beginning   Costs and     Column D       Balance
       Description          Period     Expenses    Deductions   End of Period
------------------------- ---------   ----------   ----------   -------------
Year ended December 31,
  2000:

    Reserves and
      allowances deducted
      from asset accounts:

        Allowance for
          doubtful
          receivalbes      $ 844,000   $(135,000)   $ 65,000 (1) $ 644,000 (2)

Year ended December 31,
  1999:

    Reserves and
      allowances deducted
      from	asset accounts:

        Allowance for
          doubtful
          receivables      $ 691,000    $ 300,000  $ 147,000 (1) $ 844,000 (2)

Year ended December 31,
  1998:

    Reserves and
      allowances deducted
      from asset accounts:

        Allowance for
        doubtful
        receivables        $ 555,000    $ 533,000  $ 397,000 (1) $ 691,000 (2)

(1)  Uncollectible accounts written off, net of recoveries.

(2) Reflected in the consolidated balance sheets as follows: deducted from accounts receivable - $409,000 at December 31, 2000, $609,000 at December 31, 1999 and $456,000 at December 31, 1998; deducted from other receivables included in other assets - $235,000 at December 31, 2000, 1999 and 1998.

                   SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
                             SUPPLEMENTARY DATA


Quarterly Results

                              First        Second       Third       Fourth
-----------------------------------------------------------------------------
2000 Quarter
-----------------------------------------------------------------------------
Net revenue                $71,781,085  $67,982,871  $54,008,406  $52,503,823
Gross profit                12,578,531   10,789,553    9,019,424    9,300,975
Net income                   2,809,107    2,175,929    1,171,886    1,828,052
Per share:
  Basic                            .25          .20          .11          .17
  Diluted                          .25          .20          .11          .17
-----------------------------------------------------------------------------
1999 Quarter
-----------------------------------------------------------------------------
Net revenue                $56,376,042  $66,485,606  $67,013,683  $56,136,664
Gross profit                 9,541,644   10,830,874   11,616,545    6,011,062
Net income                   2,397,865    2,842,879    2,929,787       97,142
Per share:
  Basic                            .18          .23          .26          .01
  Diluted                          .18          .23          .26          .01
-----------------------------------------------------------------------------
1998 Quarter
-----------------------------------------------------------------------------
Net revenue                $55,493,345  $61,322,192  $51,406,038  $55,506,346
Gross profit                 9,372,971   11,716,559    8,240,373    9,964,628
Income before
  extraordinary loss         2,387,733    3,491,050    1,713,084    2,699,161
Net income                   2,387,733    3,491,050    1,713,084    1,419,046
Per share:
  Basic                            .18          .27          .12          .20
  Diluted                          .18          .27          .12          .20
Net income
  Basic                            .18          .27          .12          .10
  Diluted                          .18          .27          .12          .10
-----------------------------------------------------------------------------
Accounting adjustments, net of tax effect, for book to physical inventory results and year-end adjustment to certain assets and accrued liabilities had a favorable (unfavorable) impact on fourth quarter results as follows:
2000 - $1,055,000 and 1999 - $(747,000). Book to physical inventory results had a favorable impact on third quarter results in 2000 of $1,530,000.

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to rounding in retroactive restatements for stock dividends and changes in the diluted potential common shares.

Net income for the fourth quarter of 1998 was reduced by a $1.3 million extraordinary loss, net of tax (see Note B of Notes to Consolidated Financial Statements).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------

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



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT.
          -----------
     The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Security
Ownership of Certain Beneficial Owners and Management" of the proxy statement.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------
     The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Transactions with Management" of the proxy statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
--------  -------------------------------------------------------
          FORM 8-K.
          ---------

     a. The following financial statements and financial statement schedule are included in Item 8 herein:

         1.  Financial Statements
             --------------------
             Report of Independent Accountants

             Consolidated Balance Sheets as of December 31, 2000 and 1999

             Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

             Notes to Consolidated Financial Statements



         2.  Financial Statement Schedule
             ----------------------------

             Schedule II - Valuation and Qualifying Accounts



         3.  Exhibits
             --------
             See Index to Exhibits

      b. Reports on Form 8-K

         No report on Form 8-K was filed during the quarter ended
         December 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SUPREME INDUSTRIES, INC.

Date:  March 23, 2001                        By: /s/Herbert M. Gardner
                                                 Herbert M. Gardner, Chairman
                                                 of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner    Chairman of the Board               March 23, 2001
Herbert M. Gardner         and President (Principal
                           Executive Officer)

/s/Omer G. Kropf         Executive Vice President            March 23, 2001
Omer G. Kropf              and Director

/s/William J. Barrett    Secretary, Assistant                March 23, 2001
William J. Barrett         Treasurer and Director

/s/Robert W. Wilson      Executive Vice President,           March 23, 2001
Robert W. Wilson           Treasurer, Chief Financial
                           Officer, Assistant Secretary
                           and Director (Principal
                           Financial and Accounting
                           Officer)

/s/Robert J. Campbell    Director                            March 23, 2001
Robert J. Campbell

/s/Thomas Cantwell       Director                            March 23, 2001
Thomas Cantwell

/s/Rice M. Tilley, Jr.   Assistant Secretary and Director    March 23, 2001
Rice M. Tilley, Jr.

/s/H. Douglas Schrock    Director                            March 23, 2001
H. Douglas Schrock

/s/Rick L. Horn          Director                            March 23, 2001
Rick L. Horn

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

4.4      Third Amendment to Credit Agreement dated June 23, 1998, filed as exhibit 4.4 to to the Company's annual report on form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

4.5 Fourth Amendment to the Credit Agreement dated September 30, 1998 signed in connection with certain long term indebtedness, filed as exhibit 4.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

4.6 Fifth Amendment to the Credit Agreement dated May 12, 1999 signed in connection with certain long term indebtedness, filed as exhibit
         4.6 to the Company's annual report on form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

4.7 Sixth Amendment to the Credit Agreement dated May 31, 2000 signed in connection with certain long term indebtedness.

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

10.3 The Company's 1998 Stock Option Plan, filed as exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.4     Amendment No. 1 to the Company's 1998 Stock Option Plan, filed as exhibit 10.4 to the Compnay's annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

10.4A    Amendment No. 2 to the Company's 1998 Stock Option Plan.

10.5 Inventory Loan and Security Agreement dated October 12, 1988, among General Motors Acceptance Corporation and the Company, its subsidiaries, and certain subsidiaries of Supreme Corporation, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

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

10.9     Lease dated July 25, 1988, between Supreme Corporation and G-2
         Ltd., a Texas limited partnership, relating to Supreme Corporation's Goshen, Indiana facilities, filed as exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.10    Lease dated July 25, 1988, between Supreme Corporation and G-2
         Ltd., a Texas limited partnership, relating to Supreme Corporation's Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.11 Lease dated Autust 27, 1990, between Supreme Truck Bodies of California, Inc. and Edgar Maas, individually and as Trustee of the Marsha Maas Testamentary Trust, relating to Supreme Corporation's Riverside, California facility, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

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

10.19 Amendment number One to employment contract effective January 1, 1998, between Supreme Corporation and Robert W. Wilson.

21.1     Subsidiaries of the Company.

23.1     Consent of Independent Accountants.

Exhibit 4.7
-----------

                       SIXTH AMENDMENT TO CREDIT AGREEMENT
                       -----------------------------------

     THIS SIXTH AMENDMENT TO CREDIT AGREEMENT, dated as of _______ ___, 2000 (this "Amendment"), is among SUPREME INDUSTRIES, INC., a Delaware corporation ("SI") and SUPREME CORPORATION, a Texas corporation ("SC" and together with SI referred to collectively as the "Borrowers" and each individually as a "Borrower") and BANK ONE, INDIANA, N.A., f/k/a NBD BANK, a national banking association (the "Bank").

                                     RECITALS

     11111111A.	 The Borrowers and the Bank are parties to a Credit
Agreement, dated as of April25, 1994, as amended by a First Amendment to Credit Agreement dated as of February20, 1996, a Second Amendment to Credit Agreement dated as of October25, 1996, a Third Amendment to Credit Agreement dated as of June 23, 1998, a Fourth Amendment to Credit Agreement dated as of September30, 1998 and a Fifth Amendment to Credit Agreement dated as of May 12, 1999 (as now and hereafter amended, the "Credit Agreement"), pursuant to which the Bank agreed, subject to the terms and conditions thereof, to extend credit to the Borrowers.

     B.	    The Borrowers desire to amend the Credit Agreement to provide for an increase in the Commitment and the Bank is willing to do so strictly in accordance with the terms hereof.

                                        TERMS

     In consideration of the premises and of the mutual agreements herein contained, the parties agree as follows:

ARTICLE I. AMENDMENTS.  Upon fulfillment of the conditions set forth in
Article III hereof, the Credit Agreement shall be amended as follows:

     1.1 The paragraph after "Introduction" shall be deletedin its entirety and the following shall be inserted in its place:

            The Borrower desires to obtain a revolving credit facility, including letters of credit, in the aggregate principal amount of $20,000,000 increasing to $27,000,000 during the period each year from February 1 through June 30, together with term loans, in order to provide funds for refinancing existing indebtedness of the Borrower and other corporate purposes, and the Bank is willing to make such term loans and to establish such a credit facility in favor of the Borrower on the terms and conditions herein set forth.

     1.2    Section 1.1 shall be amended as follows:

                    (a) The definition of "Commitment" shall be deleted in its entirety and the following shall be inserted in its place:

                    "Commitment" shall mean the commitment of the Bank to make Loans and Letter of Credit Advances pursuant to
     Section 2.1 in amounts not exceeding an aggregate principal amount outstanding at any time of $20,000,000, increasing to $27,000,000 during the period each year from and including February 1 to and including June 30, as such amount may be reduced from time to time pursuant to Section 2.2. Term Loan A was disbursed on the Effective Date, Term Loan B was disbursed on the Fourth Amendment Effective Date and Term Loan C shall be disbursed on the Fifth Amendment Effective Date in the original principal amount of $17,056,000.

                    (b)	The definition of "Eurodollar Rate" shall be deleted
in its entirety and the following shall be inserted in its place:

                    "Eurodollar Rate" shall mean, with respect to any Eurodollar Rate Loan and the related Eurodollar
     Interest period, the per annum rate that is equal to the sum of:

                    (a)	    the Applicable Margin, plus

                    (b)	    the rate per annum obtain by dividing
     (i) the offered rate for the period equal to or next greater than such Eurodollar Interest Period for U.S. Dollar deposits of not less than $1,000,000.00 as of 11:00 A.M. City of London, England time two Eurodollar Business Days prior to the first day of such Eurodollar Interest Period as shown on the display designated as "British Bankers Association Interest Settlement Rates" on Reuters for the purpose of displaying such rate (in the event that such rate is not available on Reuters, then such offered rate shall be otherwise independently determined by the Bank from an alternate, substantially similar independent source available to the Bank or shall be calculated by the Bank by a substantially similar methodology as that theretofore used to determine such offered rate) by (ii) an amount equal to one minus the stated maximum rate (expressed as a decimal) of all reserve requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves) that is specified on the first day of such Eurodollar Interest period by the Board of Governors of the Federal Reserve System (or any successor agency thereto) for determining the maximum reserve requirement with respect to eurocurrency funding (currently referred to as "Eurocurrency liabilities" in Regulation D of such Board) maintained by a member bank of such System;

                    (c)	    The definition of "Guarantors" shall be deleted
in its entirety and the following shall be inserted in its place:

                    "Guarantors" shall mean Supreme Corporation of Texas, Supreme Truck Bodies of California, Inc., Supreme Mid-Atlantic Corporation, Supreme/Murphy Truck Bodies, Inc. And SC Tower Structural Laminating, Inc. and each other person otherwise entering into a Guarantee from time to time, and "Guarantor" shall mean any one of the Guarantors.

                    (d)	    The definition of "Prime Rate" shall be deleted
in its entirety and the following shall be inserted in its place:

                    "Prime Rate" means a rate per annum equal to the prime rate of interest announced from time to time by the Bank or its parent (which is not necessarily the lowest rate charged to any customer), changing when and as said prime rate changes.

                    (e)	    The definition of "Termination Date" shall be
amended by deleting the reference in clause (a) to "April 30, 2001" and inserting "April 30, 2003" in place thereof.

     1.3 Sections 5.2(b) and (e) shall be deleted in their entirety and the following shall be inserted in place thereof:

                    (b)	    Working Capital.  Permit or suffer the
Consolidated Working Capital of the Borrower and its Subsidiaries to be less than $10,000,000 as of the end of any fiscal quarter of the Borrower, commencing with the fiscal quarter ending June 30, 2000.

                    (e)	    Debt Coverage Ratio.  Permit or suffer the
Consolidated Debt Coverage Ratio of the Borrower and its Subsidiaries to be less than 1.40 to 1.00 as of the end of any fiscal quarter of the Borrower, commencing with the fiscal quarter ending June 30, 2000, determined on the basis of the four fiscal quarters then ending.

     1.4 The form of Revolving Credit Note attached as Exhibit A-1 shall be substituted and replaced with the form of Revolving Credit Note attached hereto (the "New Revolving Credit Note").

     1.5 The guarantees of Atlantic Sales Corporation and SC Freedom One, Inc. are terminated.

ARTICLE II. REPRESENTATIONS. Each Borrower represents and warrants to the Bank that:

     222222223.3 The execution, delivery and performance of this Amendment and are within its powers, have been duly authorized and are not in contravention with any law, of the terms of its Articles of Incorporation or By-laws, or any undertaking to which it is a party or by which it is bound.

     4.4 This Amendment is and the New Revolving Credit Note when issued hereunder will be, the legal, valid and binding obligations of the Borrower enforceable against it in accordance with the terms thereof.

     5.5 After giving effect to the amendments herein contained, the representations and warranties contained in Article IV of the Credit Agreement are true on and as of the date hereof with the same force and effect as if made on and as of the date hereof.

     6.6 No Event of Default or any event or condition which might become an Event of Default with notice or lapse of time, or both, exists or has occurred and is continuing on the date hereof.


ARTICLE III. CONTITIONS OF EFFECTIVENESS. This Amendment shall not become effective until each of the following has been satisfied:

     773333338.8 This Amendment shall be signed by the Borrowers and the Bank.

     9.9 The New Revolving Credit Note shall be signed and delivered by the Borrowers to the Bank.

     3.3 The Borrowers shall have paid a facility fee to the Bank in the amount of $42,500.

     3.4 Each of the Fuarantors shall have executed the Consent and Agreement at the end of this Amendment.


ARTICLE IV. MISCELLANEOUS.

     101044444411.11 References in the Credit Agreement or in any note, certificate, instrument or other document to the "Credit Agreement" shall be deemed to be references to the Credit Agreement as amended hereby and as further amended from time to time.

     4.2 The Borrowers agree that the Bank may provide any information the Bank may have about the Borrowers or about any matter relating to the Credit Agreement to Bank One Corporation, or any of its subsidiaries or affiliates or their successors, or to any one or more assignees or potential assignees of the Credit Agreement.

     12.3 The Borrowers agree to pay and to save the Bank harmless for the payment of all costs and expenses arising in connection with this Amendment, including the reasonable fees of counsel to the Bank in connection with preparing this Amendment and the related documents.

                                Page 50 0f 58

     13.4 Each Borrower acknowledges and agrees that the Bank has fully performed all of their obligations under all documents executed in connection with the Credit Agreement and all actions taken by the Bank are reasonable and appropriate under the circumstances and within their rights under the Credit Agreement and all other documents executed in connection therewith and otherwise available. Each Borrower represents and warrants that it is not aware of any claims or causes of action against the Bank, any participant lender or any of their successors or assigns.

     14.5 Except as expressly amended hereby, each Borrower agrees that the Credit Agreement, the Notes, the Security Documents and all other documents and agreements executed by the Company in connection with the Credit Agreement in favor of the Bank are ratified and confirmed and shall remain in full force and effect and that it has no set off, counterclaim or defense with respect to any of the foregoing. Terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit Agreement.

     15.6 This Amendment may be signed upon any number of counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.

     IN WITNESS WHEREOF, the parties signing this Amendment have caused this Amendment to be executed and delivered as of __________, 2000.

                                       SUPREME INDUSTRIES, INC.

                                       By: ____________________
                                           Its: _______________


                                       SUPREME CORPORATION

                                       By: ____________________
                                           Its: _______________


                                       BANK ONE, INDIANA, N.A.

                                       By: ____________________
                                           Its: _______________

                             CONSENT AND AGREEMENT
                             ---------------------

     As of the date and year first above written, each of the undersigned hereby:

     (5) fully consents to the terms and provisions of the above Amendment and the consummation of the transactions contemplated hereby and agrees to all terms and provisions of the above Amendment applicable to it;

     (6) agrees that each Guaranty and all other agreements executed by any of the undersigned in connection with the Credit Agreement or otherwise in favor of the Bank (collectively, the "Security Documents") are hereby ratified and confirmed and shall remain in full force and effect, and each of the undersigned acknowledges that it has no setoff, counterclaim or defense with respect to any Security Document; and

     (7) acknowledges that its consent and agreement hereto is a condition to the Bank's obligation under this Amendment and it is in its interest and to its financial benefit to execute this consent and agreement.

                                      SUPREME CORPORATION OF TEXAS

                                      By: ____________________
                                          Its: _______________


                                      SUPREME TRUCK BODIES OF CALIFORNIA, INC.

                                      By: ____________________
                                          Its: _______________


                                      SUPREME MID-ATLANTIC CORPORATION

                                      By: ____________________
                                          Its: _______________

                                      SUPREME/MURPHY TRUCK BODIES, INC.

                                      By: ____________________
                                          Its: _______________


                                      SC TOWER LAMINATING, INC.

                                      By: ____________________
                                          Its: _______________

Exhibit 10.4A
-------------

                               AMENDMENT NO. 2
                                      TO
                           1998 STOCK OPTION PLAN
                                      OF
                           SUPREME INDUSTRIES, INC.

     By means of a 1998 Stock Option Plan (the "Plan") dated October 29, 1998, Supreme Industries, Inc. (the "Company") put into effect a Stock Option Plan for the benefit of its officers, employees, and advisors.

     Article VIII of the Plan permits the Board of Directors of the Company to amend the Plan from time to time.

     In order to provide greater flexibility so as to permit assignments (under certain circumstances) of non-statutory stock options, Section 6:4.A. should be amended appropriately.

     In order to provide such additional flexibility, at its meeting held on August 10, 2000, the Company's Board of Directors passed a resolution agreeing to amend the Plan so as to provide such flexibility.

     The purpose of this Amendment is to amend the Plan by deleting Section 6:4.A. in its entirety and substitute therefore the following:

     "A. Decrease in term of Option. In addition to such other terms and conditions as may be included in a particular Agreement granting an Option, an Option shall be exercisable during a Holder's lifetime only by him or her or by his or her guardian or legal representative (or assignee after a permitted assignment). An Incentive Stock Option shall not be transferrable other than by will or by the laws of descent and distribution. A non-statutory stock option shall not be transferrable other than by will or the laws of descent and distribution or to a qualified charity or a member of the Holder's family. For this purpose, a "qualified charity" shall mean an organization described in
     Section 170(c) of the Internal Revenue Code of 1986, as amended. Each Option shall also be subject to the following terms and conditions (except to the extent a Holder's Agreement otherwise provides):"

     DATED to be effective August 10, 2000.


                                       SUPREME INDUSTRIES, INC.

                                       By:/s/ HERBERT M. GARDNER

                                       ____________________________
                                           Herbert M. Gardner
                                         Chairman of the Board

Exhibit 10.19
-------------

                AMENDMENT NUMBER ONE TO EMPLOYMENT CONTRACT
                            SUPREME CORPORATION
                             (Robert W. Wilson)

     By instrument dated January 1, 1998, Supreme Corporation ("Company") entered into an Employment Contract with Robert W. Wilson ("Employee").

     Paragraph 2 of the Employment Contract provides for a term of three years ending on December 31, 2000. By means of this instrument, such term is hereby extended for an additional three years ending on December 31, 2003.

     The following subparagraph is hereby added to Paragraph 5 of the Employment Contract:

     "e. Tax Preparation. Company shall reimburse Employee for those reasonable costs incurred by Employee in preparing and filing his federal and state tax returns.


     Signed to be effective ____________ ___, 2000.


        	COMPANY:						                        EMPLOYEE:

               SUPREME CORPORATION

               By:___________________________ 	___________________________
                        Omer G. Kropf               Robert W. Wilson
                        President                   50580 Trails North
                        16500 County Rd. 38         Granger, IN  46530
                        P.O. Box 463
                        Goshen, IN  46526

Exhibit 21.1
------------

Subsidiaries of the Registrant (a)
----------------------------------

Supreme Corporation, a Texas corporation

Supreme Corporation of Texas, a Texas corporation

Supreme SCT Operations, L.P., a Texas limited partnership

Supreme SCT Corporation, a Delaware corporation

Supreme SCT Operating Co., Inc., a Delaware corporation

Supreme Truck Bodies of California, Inc., a California corporation

Supreme STB Corporation, a California corporation

Supreme SMA Operations, L.P., a Pennsylvania corporation

Supreme SMA Corporation, a Delaware corporation

Supreme SMA Operating Co., Inc., a Delaware corporation

Supreme Mid-Atlantic Corporation, a Texas corporation

Supreme/Murphy Truck Bodies, Inc., a North Carolina corporation

SC Tower Structural Laminating, Inc., a Texas corporation

PA Land Holding Corp., a Texas corporation



(a)  All subsidiaries are 100% owned by the Registrant.

Exhibit 23.1
------------

                      CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-3
(File No. 33-64047) and on Form S-8 (File Nos. 333-89867 and 33-59343) and
in the related Prospectus of our report dated February 2, 2001, on our audits of the consolidated financial statements and financial statement schedule of Supreme Industries, Inc. and subsidiaries at December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, which report is included in this Annual Report on Form 10-K.


                                      /s/PricewaterhouseCoopers LLP


South Bend, Indiana
March 16, 2001