Form 10-Q
period 2001-03-31
SUPREME INDUSTRIES INC
filed 2001-05-10
CIK 350846

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
   (X)	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      	  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 2001
                                    OR
   ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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
                           Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)           Outstanding at May 4, 2001
        Class A                                  8,887,417
        Class B                                  1,917,394

                                       Page 1 of 13

                                SUPREME INDUSTRIES, INC.


                                                                CONTENTS


                                                                Page No.
PART I    FINANCIAL INFORMATION


  Item 1    Financial Statements

            Consolidated Balance Sheets                            3 & 4

            Consolidated Statements of Income                          5

            Consolidated Statements of Cash Flows                      6

            Notes to Consolidated Financial Statements              7, 8
                                                                     & 9


  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations          9, 10
                                                                    & 11


PART II   OTHER INFORMATION

  Item 4    Submission of Matters to a Vote of Security
            Holders                                                   12

  Item 6    Exhibits and Reports on Form 8-K                          12

            Signatures                                                13
                                    Page 2 of 13

                            Part I. Financial Information
                            Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

                                              March 31,     December 31,
                                                2001            2000
                                         --------------- ---------------
Assets                                       (Unaudited)

Current assets:
     Cash and cash equivalents...........       $284,181        $184,004
     Accounts receivable, net............     24,775,243      25,566,117
     Inventories.........................     31,147,665      31,815,470
     Deferred income taxes...............      1,315,298       1,315,298
     Other current assets................        545,113         670,524
                                         --------------- ---------------
          Total current assets...........     58,067,500      59,551,413
                                         --------------- ---------------


Property, plant and equipment, at cost...     67,184,467      66,836,744
          Less, Accumulated depreciation
            and amortization...               26,507,612      25,442,612
                                          -------------- ---------------
          Property, plant and equipment,
            net................               40,676,855      41,394,132
                                         --------------- ---------------


Intangible assets, net...................      1,056,236       1,095,456
Other assets.............................      1,011,661         932,514
                                         --------------- ---------------

          Total assets...................   $100,812,252    $102,973,515
                                         =============== ===============

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

                                              March 31,     December 31,
                                                2001            2000
                                         --------------- ---------------
Liabilities and Stockholders' Equity       (Unaudited)

Current liabilities:
     Current maturities of long-term debt..   $5,194,678      $5,181,761
     Trade accounts payable................   11,611,086       8,111,788
     Accrued income taxes..................    1,045,448       1,148,415
     Other accrued liabilities.............    7,783,134       9,874,302
                                         --------------- ---------------
          Total current liabilities......     25,634,346      24,316,266

Long-term debt...........................     21,821,939      25,859,972

Deferred income taxes....................      1,984,466       1,984,466
                                         --------------- ---------------
          Total liabilities..............     49,440,751      52,160,704
                                         --------------- ---------------

Stockholders' equity......................    51,371,501      50,812,811
                                         --------------- ---------------

          Total liabilities and
            stockholders' equity... .....   $100,812,252    $102,973,515
                                         =============== ===============

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                         -------------------------------
                                               2001            2000
                                         --------------- ---------------
Revenues..........................           $55,886,811     $73,962,394
                                         --------------- ---------------
Costs and expenses:
     Cost of sales........................    47,256,176      61,383,863
     Selling, general and administrative..     5,995,498       7,002,931
     Interest.............................       742,926         879,493
                                         --------------- ---------------
                                              53,994,600      69,266,287
                                         --------------- ---------------
          Income before income taxes......     1,892,211       4,696,107

Income taxes..............................       718,000       1,887,000
                                         --------------- ---------------
          Net income......................    $1,174,211      $2,809,107
                                         =============== ===============

Earnings per share:
          Basic..........................           $.11            $.25
          Diluted................................... .11             .25


Shares used in the computation of
  earnings per share:
          Basic...........................    10,841,567      11,300,571
          Diluted.........................    10,865,251      11,304,608

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                           -------------------------------
                                                 2001            2000
                                           --------------- ---------------
Cash flows from operating activities:
     Net income............................     $1,174,211      $2,809,107
     Adjustments to reconcile net income
       to net
         cash provided by (used in)
           operating activities:
             Depreciation and amortization.      1,111,650         964,183
             Gain on disposal of equipment          (9,467)            ---
             Changes in operating assets
               and liabilities.           .      2,666,157      (3,903,893)
                                            --------------- ---------------
          Net cash provided by (used in)
            operating activitie                  4,942,551        (130,603)
                                            --------------- ---------------
Cash flows from investing activities:
     Additions to property, plant and
       equipment....              .........       (371,982)     (1,702,587)
     Proceeds from disposal of property,
       plant and equipment                          26,296              ---
     (Increase) decrease in other assets...        (79,147)          22,248
                                            --------------- ---------------
          Net cash used in investing
            activities..        ...........       (424,833)     (1,680,339)
                                            --------------- ---------------
Cash flows from financing activities:
     Proceeds from revolving line of credit
       and other long-term debt.............     20,160,095      22,707,632
     Repayments of revolving line of credit
       and other long-term debt.............    (24,185,211)    (19,907,448)
     Acquisition of treasury stock..........       (392,425)     (1,052,254)
                                            --------------- ---------------
          Net cash provided by (used in)
            financing activitie                  (4,417,541)      1,747,930
                                            --------------- ---------------
Increase (decrease) in cash and cash
  equivalents............                           100,177         (63,012)

Cash and cash equivalents, beginning of
  period.....                      .........        184,004         270,935
                                            --------------- ---------------
Cash and cash equivalents, end of period....       $284,181        $207,923
                                            =============== ===============

 The accompanying notes are a part of the consolidated financial statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 31, 2000 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined on the first-in, first-out method, consist of the following:


                                    March 31,          December 31,
                                      2001                 2000
                                  ------------        -------------
    Raw materials.................$ 19,367,874        $ 19,822,278
    Work-in-progress..............   4,868,149           5,384,975
    Finished goods................   6,911,642           6,608,217
                                  ------------        ------------
                                  $ 31,147,665        $ 31,815,470

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

NOTE C - INCOME TAXES

The effective income tax rate for the three months ended March 31, 2001 was 37.9% compared to 40.2% for the three months ended March 31, 2000. The decline is primarily the result of fluctuations in taxable income and varying tax rates in the states in which the Company transacts business.


NOTE D - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows (in Thousands):

                                                Three Months Ended
                                                      March 31,
                                                ------------------
                                                 2001        2000
                                                -------     -------
  Weighted average number of shares
    outstanding (used in computation
    of basic earnings per share)                10,842      11,301

  Effect of dilutive stock options                  23           4
                                                ------      ------
  Diluted shares outstanding (used
    in computation of diluted
    earnings per share)                         10,865      11,305
                                                ======      ======


NOTE E - NEW ACCOUNTING PRONOUNCEMENT

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings and any derivatives that are not hedges must be adjusted to fair value through income. The Company's interest rate swap agreements are derivative instruments and the changes in fair value of these financial instruments, which are cash flow hedges, are reported in other comprehensive income. Based on the Company's derivative positions at March 31, 2001, the Company recorded a net liability of $223,000 for the fair value of its derivative portfolio and a corresponding charge to other comprehensive income.



NOTE F - RECLASSIFICATIONS

Certain items in the accompanying March 31, 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation. The reclassifications had no impact on stockholders' equity, net income or cash flows as previously presented.




ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Results of Operations

Revenues for the quarter ended March 31, 2001 decreased $18.1 million to $55.9 million from $74.0 million for the quarter ended March 31, 2000. Included in revenues and cost of sales for the quarter ended March 31, 2001 are purchased
chassis.   Comparable amounts for the quarter ended March 31, 2000 have been reclassified to conform with this presentation. The Company's large national fleet customers accounted for approximately 80% of the decreased revenues.
The quarter-to-quarter reduction in fleet revenue was a combination of fewer orders and the change in the timing of fleet shipments in 2001 compared to 2000.

Gross profit as a percentage of revenues decreased to 15.4% for the quarter ended March 31, 2001 compared to 17.0% for the quarter ended March 31, 2000. Despite an improvement in material cost, overall gross profit declined due to lower revenues, the fixed nature of certain overhead expenses and a 33.8% increase in utility costs as a result of higher electrical and natural gas prices.

Selling, general and administrative expenses as a percentage of revenues increased to 10.7% for the quarter ended March 31, 2001 from 9.5% for the quarter ended March 31, 2000. The reduced revenues adversely impacted this area due to the fixed nature of certain general and administrative expenses.

Interest expense decreased $136,567 to $742,926 for the quarter ended March 31, 2001 from $879,493 for the prior year comparable quarter.
The interest expense reduction resulted from the reduction of long-term debt which began during the second quarter of 2000 and continued through the first quarter of 2001.

Net income for the three months ended March 31, 2001 was $1,174,211 compared to $2,809,107 for the three months ended March 31, 2000. Basic and diluted earnings per share were $.11 for the quarter ended March 31, 2001 compared to $.25 for the quarter ended March 31, 2000.



Liquidity and Capital Resources

Cash flows from operating activities and proceeds from the Company's revolving credit agreement were the major sources of funds for operations, capital expenditures and debt servicing during the first quarter of 2001. The largest components of cash provided by operations were increased accounts payable of $3.5 million, net income of $1.2 million and depreciation and amortization of $1.1 million. The increase in accounts payable is a result of changing the Company's check run dates from the 10th, 20th and 30th of each month to the 5th, 15th and 25th. This change was implemented to facilitate quicker month-end closings and resulted in five additional days of accounts payable at March 31, 2001.

The Company invested $.4 million in property, plant and equipment during the first quarter of 2001 compared to $1.7 million during the first three months of 2000. This reduction is a result of the Company's efforts to limit 2001 capital expenditures to no more than the estimated 2001 annual depreciation and amortization expenses of $4.0 million, assuming no plant purchases or acquisitions.

The significant financing activities which used cash during the Company's first quarter of 2001 included a $3.0 million net reduction in the components of the Company's revolving credit agreement, a $1.0 million reduction of term debt and $.4 million used to purchase 127,575 shares of treasury stock.

The Company believes that cash flows generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during 2001.

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

Supreme Industries, Inc.'s annual meeting of stockholders was held on May 2, 2001. Below is a summary of matters voted upon at that meeting.

a)    The following individuals were elected Directors by the
            holders of the Company's Class A Common Stock by a vote of 7,129,714 to 564,254 with no abstentions:

                                    Rick L. Horn
                                    Rice M. Tilley, Jr.
                                    H. Douglas Schrock

            The following individuals were elected Directors by the holders of the Company's Class B Common Stock by a vote of 1,917,394 to 0 with no abstentions:

                                    William J. Barrett
                                    Robert J. Campbell
                                    Thomas Cantwell
                                    Herbert M. Gardner
                                    Omer G. Kropf
                                    Robert W. Wilson

b) The Company's 2001 Stock Option Plan was ratified by a vote of 7,200,428 to 2,384,101 with 26,833 abstaining.

c) PricewaterhouseCoopers LLP was ratified as the Company's independent auditors by a vote of 8,786,398 to 809,937 with 15,027 abstaining.


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K.

            a)    Exhibits:  None

            b)    Reports on Form 8-K:  None

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SUPREME INDUSTRIES, INC.

DATE: May 10, 2001                        BY: /s/ROBERT W. WILSON
                                          Robert W. Wilson
                                          Executive Vice President,
                                          Treasurer, Chief Financial Officer
                                          and Director (Principal Financial
                                          and Accounting Officer)

                                          (Signing on behalf of the Registrant
                                          and as Principal Financial Officer.)