Form 10-Q
period 2001-09-30
SUPREME INDUSTRIES INC
filed 2001-11-05
CIK 350846

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
   (X)	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   		  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 2001
                               OR
   ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock ($.10 Par Value)       Outstanding at October 29, 2001
            Class A                            8,887,417
            Class B                            1,917,394

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

                          Part I. Financial Information
                           Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

					  September 30,   December 31,
					      2001            2000
				         --------------  -------------
Assets					   (Unaudited)

Current assets:
	Cash and cash equivalents......       $203,219        $184,004
	Accounts receivable, net.......     21,149,948      25,566,117
	Inventories....................     29,502,818      31,815,470
	Deferred income taxes..........      1,315,298       1,315,298
	Other current assets...........        993,803         670,524
					-------------- ---------------
		Total current assets....    53,165,086      59,551,413
					-------------- ---------------


Property, plant and equipment, at cost      67,946,629      66,836,744
	Less, Accumulated depreciation
	  and amortization.............     28,541,059      25,442,612
					-------------- ---------------
	Property, plant and equipment,
	  net..........................     39,405,570      41,394,132
				        -------------- ---------------


Intangible assets, net...............          977,796       1,095,456
Other assets.........................          976,060         932,514
					-------------- ---------------

		Total assets...........    $94,524,512    $102,973,515
                                        ============== ===============

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

					   September 30,   December 31,
					       2001            2000
					  --------------- ---------------
Liabilities and Stockholders' Equity         (Unaudited)

Current liabilities:
	Current maturities of long-
	  term debt......................     $4,328,239      $5,181,761
	Trade accounts payable...........      9,693,036       8,111,788
	Accrued income taxes.............      1,014,164       1,148,415
	Other accrued liabilities........      8,357,289       9,874,302
					 --------------- ---------------
		Total current liabilities     23,392,728      24,316,266

Long-term debt.........................       15,535,693      25,859,972

Deferred income taxes..................        1,984,466       1,984,466
					 --------------- ---------------
		Total liabilities.......      40,912,887      52,160,704
					 --------------- ---------------

Stockholders' equity....................      53,611,625      50,812,811
					 --------------- ---------------

		Total liabilities and
		  stockholders' equity...    $94,524,512    $102,973,515
					 =============== ===============

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

                         Three Months Ended      Nine Months Ended
                            September 30,           September 30,
                      ----------- ----------- ------------ ------------
                          2001        2000        2001        2000
                      ----------- ----------- ------------ ------------
Revenues............  $52,580,066 $56,760,638 $167,790,621 $201,290,743
                      ----------- ----------- ------------ ------------
Costs and expenses:
  Cost of sales...     45,228,641  47,741,214  142,125,546  168,903,235
  Selling, general
  and
  administrative....    5,550,783   6,319,055   17,823,405   19,687,176
Interest............      428,501     752,483    1,799,626    2,414,410
                       ----------- ---------- ------------ ------------
                        51,207,925 54,812,752  161,748,577  191,004,821
                       ----------- ---------- ------------ ------------
Income before income
  taxes.............     1,372,141  1,947,886    6,042,044   10,285,922

Income taxes........       506,000    776,000    2,401,000    4,129,000
                       ----------- ---------- ------------ ------------
Net income..........      $866,141 $1,171,886   $3,641,044   $6,156,922
                       =========== ========== ============ ============

Earnings per share:
	Basic......           $.08       $.11         $.34         $.55
	Diluted....            .08        .11          .34          .55


Shares used in the computation of earnings per share:
	Basic......     10,798,384 11,105,846   10,812,758   11,187,470
	Diluted....     10,875,809 11,105,846   10,881,497   11,191,361


The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

					      Nine Months Ended
						 September 30,
                                       -------------------------------
                                             2001            2000
                                       --------------- ---------------
Cash flows from operating activities:
     Net income........................     $3,641,044      $6,156,922
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
	 Depreciation and amortization.      3,392,916       3,122,785
	 Gain on disposal of equipment.       (10,367)         (3,644)
	 Changes in operating assets
	   and liabilities.....              5,900,289       6,096,157
                                        --------------- ---------------
          Net cash provided by operating
	    activities..............        12,923,882      15,372,220
                                        --------------- ---------------
Cash flows from investing activities:
     Additions to property, plant and
       equipment.....................      (1,303,522)     (6,879,339)
     Proceeds from disposal of equipment.       27,196             ---
     (Increase) decrease in other assets.     (43,546)          56,330
                                         -------------- ---------------
          Net cash used in investing
	    activities............         (1,319,872)     (6,823,009)
                                        --------------- ---------------
Cash flows from financing activities:
     Proceeds from revolving line of
       credit and other long-term debt..    46,724,607      79,533,511
     Repayments of revolving line of
       credit and other long-term debt..  (57,902,408)    (86,615,939)
     Acquisition of treasury stock......     (406,994)     (1,480,701)
                                        --------------- ---------------
          Net cash used in financing
            activities..................    (11,584,795)    (8,563,129)
                                        --------------- ---------------
Increase (decrease) in cash and cash
  equivalents...........................         19,215        (13,918)

Cash and cash equivalents, beginning of
  period................................        184,004         270,935
                                        --------------- ---------------
Cash and cash equivalents, end of
  period................................       $203,219        $257,017
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


NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

                                  September 30,        December 31,
                                      2001                 2000
				  _____________        ____________
    Raw materials.................$ 18,193,266         $ 19,822,278
    Work-in-progress..............   3,811,727            5,384,975
    Finished goods................   7,497,825            6,608,217
				   ____________         ____________
                                  $ 29,502,818         $ 31,815,470
				   ============         ============

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method and bills of materials. The Company has historically had both favorable and unfavorable quarterly adjustments resulting from periodic physical inventories. The Company is continuing to refine its costing procedures for valuation of interim inventories in an effort to minimize book to physical inventory adjustments.

NOTE C - INCOME TAXES

The effective income tax rate for the three months ended September 30, 2001 was 36.9% compared to 39.8% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the effective income tax rate was 39.7% compared to 40.1% for the nine months ended September 30, 2000. The changes are primarily the result of fluctuations in taxable income and varying tax rates in the states in which the Company transacts business.


NOTE D - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows (in Thousands):


				          Three	            Nine
				       Months Ended      Months Ended
				       September 30,    September 30,
				      _____________    _____________
				       2001     2000    2001     2000
 Weighted average number of shares
   outstanding (used in computation
   of basic earnings per share)       10,798   11,106  10,813   11,187

  Effect of dilutive stock options        78       --      68        4
			              ______   ______  ______   ______
  Diluted shares outstanding (used
    in computation of diluted
    earnings per share)               10,876   11,106  10,881   11,191
				      ======   ======  ======   ======

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. The Company's interest rate swap agreements are derivative instruments and the changes in fair value of these financial instruments, which are accounted for as cash flow hedges, are reported in other comprehensive income until the hedged items affect earnings. Based on the Company's derivative positions at September 30, 2001, the Company recorded a net liability of $435,000 for the fair value of its derivative portfolio with a corresponding charge to other comprehensive income.

On July 20, 2001, the Financial Accounting Standards Board issued SFAS
No, 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) other intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Management is in the process of assessing the impact that the adoption of SFAS No.
142 will have on the Company's results of operations and financial position.


NOTE F - RECLASSIFICATIONS

Certain items in the accompanying September 30, 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation. The reclassifications had no impact on stockholders' equity, net income or cash flows as previously presented.



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Results of Operations

Revenues for the quarter ended September 30, 2001 decreased to $52.6 million from $56.8 million for the quarter ended September 30, 2000. Revenues for the nine months ended September 30, 2001 decreased $33.5 million to $167.8 million from $201.3 million for the nine months ended September 30, 2000. The 2001 third quarter revenue decrease reflects the impact that the general slowing of the economy has had on our core business with truck dealers and distributors. The economic slowdown also negatively impacted the nine-month revenues, accounting for approximately 41% of the nine-month decrease. The remaining 59% reduction resulted from fewer orders from our national fleet customers through the first nine months of 2001 compared to the first nine months of 2000. Based on current backlog and recent order levels, we believe that revenues in the fourth quarter of 2001 will be similar to those experienced in the third quarter of 2001. Included in revenues and cost of sales for the quarter and nine months ended September 30, 2001 are purchased chassis. Comparable amounts for the quarter and nine months ended September 30, 2000 have been reclassified to conform with this presentation.

Gross profit as a percentage of revenues decreased to 14.0% and 15.3% for the quarter and nine months ended September 30, 2001 compared to 15.9% and 16.1% for the comparable periods ended September 30, 2000. For both the three-month and nine-month comparisons, pricing pressures in the marketplace continued to adversely affect the Company's material cost as a percentage of revenues. However, this was partially mitigated by the favorable results of cost savings initiatives implemented to control costs in the areas of direct labor and overhead.

Selling, general and administrative expenses as a percentage of revenues decreased to 10.6% for the quarter ended September 30, 2001 from 11.1% for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses were 10.6% of revenues compared to 9.8% for the nine months ended September 30, 2000. The decreases of $.8 million and $1.9 million for the three and nine months ended September 30, 2001 in selling, general and administrative expenses is related to the Company's continuing effort to manage and control costs as well as placing less reliance on outside consulting services related to the implementation of new operating software.

Interest expense decreased $323,982 to $428,501 for the quarter ended September 30, 2001 from $752,483 for the prior year comparable quarter. For the nine months ended September 30, 2001, interest expense decreased $614,784 to $1,799,626 from $2,414,410 for the nine months ended September 30, 2000. The interest expense reduction reflects the debt reduction the Company has been able to achieve primarily as a result of improved days sales outstanding and inventory management.

Net income for the three months ended September 30, 2001 was $866,141 compared to $1,171,886 for the quarter ended September 30, 2000 while for the nine months ended September 30, 2001 net income was $3,641,044 compared to $6,156,922 for the nine months ended September 30, 2000. Basic and diluted earnings per share were $.08 for the three months ended September 30, 2001 compared to $.11 for the prior year quarter while for the nine months ended September 30, 2001 basic and diluted earnings per share were $.34 compared to $.55 for the comparable prior year period.

Liquidity and Capital Resources

Cash flows from operating activities were the major sources of funds for operations, capital expenditures and to service debt during the first nine months of 2001. The largest components of cash provided by operations were decreased accounts receivable of $4.4 million, net income of $3.6 million, depreciation and amortization of $3.4 million and decreased inventories of $2.3 million.

The Company invested $1.3 million in property, plant and equipment during the first nine months of 2001 compared to $6.9 million during the first nine months of 2000. This reduction reflects the Company's efforts to limit 2001 capital expenditures to no more than the estimated 2001 annual depreciation and amortization expenses of $4.0 million, assuming no plant purchases or acquisitions.

The significant financing activity which used cash was an $11.2 million reduction in long-term debt.

The Company believes that cash flows generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the remainder of 2001.


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

                      PART II.   OTHER INFORMATION




ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		a)	Exhibits:  None

		b)	Reports on Form 8-K:  A Report on Form 8-K
			dated October 9, 2001 was filed by the Company on October 12, 2001, to report a change in
		      the Company's certifying accountant.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						SUPREME INDUSTRIES, INC.

DATE: November 5, 2001 				BY: /s/ROBERT W. WILSON
						Robert W. Wilson
						Executive Vice President,
						Treasurer, Chief Financial
						Officer and Director
						(Principal Financial and
						Accounting Officer)

(Signing on behalf of the Registrant and as Principal Financial Officer.)