Form 10-K
period 2001-10-15
SUPREME INDUSTRIES INC
filed 2002-03-22
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File No. 1-8183

SUPREME INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware 75-1670945
 (State of Incorporation) (IRS Employer Identification No.)

P.O. Box 237, 16441 CR 38, Goshen, Indiana 46528
 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code) - (574) 642-3070

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock ($.10 Par Value) American Stock Exchange
 (Title of each class) (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment hereto. X

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 4, 2002: $39,581,953

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Outstanding at March 4, 2002
Class A Common Stock ($.10 Par Value) 8,878,317 shares
Class B Common Stock ($.10 Par Value) 1,917,394 shares

Documents Incorporated by Reference

Parts of Form 10-K Into Which the
Document Document is Incorporated
Portions of the Proxy Statement
for Annual Meeting of Shareholders
to be held on May 1, 2002 Part III

The Index to Exhibits is on page in the sequential numbering system. Total pages

PART I

ITEM 1. BUSINESS.
History

Supreme Industries, Inc., a Delaware Corporation, (the "Company" or "Supreme") is one of the nation's leading manufacturers of specialized vehicles, including truck bodies and shuttle buses. The Company was incorporated in 1979 and originally had one operating subsidiary, TGC Industries, Inc., which was spun-off to stockholders of the Company effective July 31, 1986.

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

Supreme's products are medium-priced with prices generally ranging from $2,500 to $175,000. Supreme's truck bodies and custom trailers are offered in aluminum or fiberglass reinforced plywood panel ("FRP") construction and are available in lengths of 9 to 45 feet and heights up to 13 feet, 6 inches. Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with the truck bodies to meet the end-user's needs.

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
  Refrigerated Chiller® insulated van bodies. Chiller® vans are insulated FRP bodies which can accommodate controlled temperature and refrigeration needs of end-users. All fiberglass exterior laminated walls are corrosion resistant and utilize foam insulation which permits varying levels of temperature to as low as minus twenty degrees Fahrenheit.
  Kold King® aluminum insulated van bodies. Supreme's advances in insulated foam technology have created this aluminum insulated body with greater strength, less weight and better thermal efficiency.
  Iner-City® cutaway van bodies. Aluminum or FRP cutaway van bodies are manufactured on cutaway chassis which are available with access to the cargo area from the cab. The Iner-City® cutaway van body is similar to the regular van body except for floor construction and shorter lengths (10 feet to 15 feet) as compared with van bodies which are constructed to lengths of up to 28 feet.
  Iner-City® walk-in van bodies. Supreme manufactures its walk-in vans on a rail truck chassis having no cab. Supreme fabricates the driver's compartment and body using FRP panels and aluminum. Some uses for this product include the distribution of food products and small packages.
  Spartan mini-bodies. Spartan mini-bodies are produced in three different configurations and designed to be mounted on small trucks for diversified commercial use.
  Armored Trucks. Supreme's armored trucks are built to customer specifications in either aluminum, galvaneal or stainless steel.
  StarTrans® shuttle buses. The StarTrans® shuttle buses have seating capacities for 12 to 29 people and are offered with a variety of seating arrangements and with options such as wheelchair lifts, custom interiors, and special exterior paint schemes. The shuttle bus line features an improved aerodynamic exterior design and is intended for use by hotels, nursing homes, car leasing companies, and airport-related users.
  StarTrans® mid-size buses. Supreme's StarTrans® mid-size buses (President and Ambassador) are offered in lengths of up to 31 feet with capacities of up to 35 passengers. This product serves the public transit and tour markets and provides the Company's dealer network with a more comprehensive product line.
  StarTrans® trolleys. Supreme's StarTrans® trolley line is similiar in size to the mid-size bus line but resembles a San Francisco trolley car. It is marketed to resort areas, theme parks and cities desiring unique transportation vehicles.
  Customized trailers. Supreme manufactures a variety of customized trailers for special needs, including mobile laboratories, antique and race car haulers, and trailers for the broadcasting industry.
  Stake bodies. Stake bodies are flatbeds with various configurations of removable sides. The stake body is utilized for a broad range of agricultural transportation needs.
  Chiller®, Kold King®, Nordica®, Iner-City®, Spartan, StarTrans®, and Fuel Shark are trademarks used by Supreme in its marketing of truck bodies and buses. Chiller®, Kold King®, Nordica®, Iner-City®, and StarTrans® are trademarks registered in the U.S. Patent and Trademark Office.

Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies and garbage packers. Neither Supreme nor any of its competitors manufacture every type of specialized vehicle. Supreme intends to continue to expand its product line, but there is no assurance that it will do so.

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

Supreme is more vertically integrated than many of its competitors. The Company manufactures its own fiberglass reinforced plywood, fiberglass parts, and has extensive roll forming and metal bending capabilities. A portion of the excess capacity of these fabrication capabilities is used to supply products to the recreational vehicle and marine industries.

Supreme provides limited warranties against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for five years following the date of retail sale.

Supreme generally does not purchase vehicle chassis for its inventory. Supreme accepts shipment of vehicle chassis owned by dealers or end-users, for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies which manufacture and/or deliver such chassis, Supreme's level of manufacturing could be substantially reduced. The Company has established relationships with all major chassis manufacturers and in the event of a disruption in supply from one manufacturer the Company would attempt to divert its demand to the other manufacturer. Approximately 30% of the chassis involved in Supreme's manufacturing have been secured through bailment or consignment agreements with three major chassis manufacturers that provide for truck chassis pools at each of Supreme's manufacturing facilities.

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

Supreme markets products direct to end users in geographic areas where the Company does not have a strong distributor. The Company currently has distribution facilities in the areas of St. Louis, MO; Louisville, KY; Cleveland, OH; Orlando, FL; Houston and San Antonio, TX; Denver, CO; San Francisco, CA and Woonsocket, RI. The Company plans to open a new distribution facility near Columbus, OH in the spring of 2002.

Approximately 85 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.

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

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories. The Company's Credit Agreement requires the Company to maintain a minimum working capital of not less than $10 million. The Company had working capital of $29.4 million at December 31, 2001.

Major Customers

The Company had one customer, Budget Group Inc., that accounted for approximately 11% of the Company's revenues during 1999. No single or group of customers accounted for 10% or more of the Company's revenues for the years ended December 31, 2001 and 2000. The Company's export sales are not significant.

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

Employees

As of December 31, 2001, the Company employed approximately 1,800 employees, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

Back Log

The Company's backlog of firm orders was $43.5 million at December 31, 2001 compared to $48.7 million at December 31, 2000.

Executive Officers of the Registrant

The name, age, business background, position held with the Registrant and tenure of each of the Registrant's executive officers are set forth below. No family relationship exists among any of the executive officers.

	Served as
	Executive	Positions With
Name, Age, and Business Experience	Officer Since	Company
Herbert M. Gardner, 62

Senior Vice President of Janney Montgomery Scott Inc., investment bankers, since 1978; Chairman of the Board of the Company since 1979 and President of the Company since June 1992. Also a Director of: Nu Horizons Electronics Corp., an electronic component distributor; Idine Rewards Network Inc., formerly Transmedia Network, Inc., a company that develops and markets transaction-based dining and other consumer savings programs; Hirsch International Corp., importer of computerized embroidery machines, supplies, and developer of embroidery machine application software; Co-Active Marketing Group, Inc., a marketing and sales promotion company; TGC Industries, Inc., a company engaged in the geophysical services industry; and Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company.

	1979	Chairman of the Board, President

Omer G. Kropf, 60 Executive Vice President of the Company since August 1984; President and Chief Executive Officer of Supreme Corporation, a subsidiary of the Company, from January 1984 to November 2000 and co-holder of Office of the President since November 2000.	1984	Executive Vice President

	Served as
	Executive	Positions With
Name, Age, and Business Experience	Officer Since	Company
William J. Barrett, 62 Senior Vice President of Janney Montgomery Scott Inc., investment bankers, since 1976; Secretary and Assistant Treasurer of the Company and a Director since 1979. Also a Director of: TGC Industries, Inc. a company engaged in the geophysical services industry, American Country Holdings, Inc., a specialized property and casualty insurance company with focus on transportation and hospitality markets; and Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company.	1979	Secretary and Assistant Treasurer

Robert W. Wilson, 57 Treasurer, Executive Vice President and Chief Financial Officer of the Company since December 1992; Vice President of Finance since 1988 and co-holder of Office of the President of Supreme Corporation, a subsidiary of the Company, since November 2000.	1992	Executive Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary

ITEM 2. PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Registrant as of December 31, 2001.

	Square	Owned or	Operating
	Footage	Leased	Segment
Manufacturing of Products
Goshen, Indiana	206,056	Leased	Specialized Vehicles
Goshen, Indiana	235,834	Owned	Specialized Vehicles
Jonestown, Pennsylvania	246,848	Owned	Specialized Vehicles
Wilson, North Carolina	113,694	Owned	Specialized Vehicles
Moreno Valley, California	96,928	Owned	Specialized Vehicles
Cleburne, Texas	115,060	Owned	Specialized Vehicles
Griffin, Georgia	102,795	Leased	Specialized Vehicles
Griffin, Georgia	26,150	Owned	Specialized Vehicles
	1,143,365

Manufacturing of Component Parts
Goshen, Indiana	57,570	Owned	Fiberglass Products
Ligonier, Indiana	93,212	Leased	Fiberglass Products
Ligonier, Indiana	31,134	Owned	Fiberglass Products
	181,916

Distribution
St. Louis, Missouri	15,000	Owned	Specialized Vehicles
Houston, Texas	12,841	Owned	Specialized Vehicles
Denver, Colorado	12,500	Leased	Specialized Vehicles
Woonsocket, Rhode Island	10,720	Owned	Specialized Vehicles
Streetsboro, Ohio	11,900	Owned	Specialized Vehicles
San Antonio, Texas	7,000	Owned	Specialized Vehicles
Vallejo, California	8,400	Leased	Specialized Vehicles
Louisville, Kentucky	6,664	Owned	Specialized Vehicles
Apopka, Florida	6,600	Owned	Specialized Vehicles
	91,625

Total square footage	1,416,906

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of March 4, 2002 was approximately 357. Due to the number of shares held in nominee or street name, it is likely that there are more than 357 beneficial owners of the Company's Class A Common Stock.

The company's Class A Common Stock closed at a price of $5.30 per share on the American Stock Exchange on March 4, 2002 on which date there were 8,878,317 shares of Class A Common Stock outstanding. High and low closing prices of the Class A Common Stock for the two-year period ended December 31, 2001 were:

	2001		2000
	High	Low	High	Low
1st Quarter	$4.25	$2.88	$6.55	$4.05
2nd Quarter	4.66	2.76	6.82	4.38
3rd Quarter	4.60	2.80	5.50	3.75
4th Quarter	4.22	2.90	4.50	2.13

All of the 1,917,394 outstanding shares of the Company's Class B Common Stock were held by a total of 14 persons as of March 4, 2002. There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

No cash dividends were paid in 2001 or 2000. The Company paid a 5% stock dividend on May 22, 2000.

ITEM 6. SELECTED FINANCIAL DATA.
	For the Years Ended December 31,
Consolidated Income Statement Data: (In Millions, Except Per Share Amounts)

		2001		2000		1999		1998			1997
Net revenue(a)	$$	226.7	$$	263.5	$$	258.7	$$	236.3		$$	206.7

Net income		4.9		8.0		8.3		9.0	(b)		8.6

Net income per share:(c)
Basic earnings per share		.45		.72		.68		.68			.65

Diluted earnings per share		.45		.71		.68		.67			.64

Consolidated Balance Sheet Data: (in millions)

Working capital		$29.4		$35.2		$42.7		$39.4			$30.4

Total assets		91.6		103.0		110.6 110		94.2			85.9

Long-term debt (excluding
current maturities)		13.1		25.9		35.3		18.3			17.4

Stockholders' equity		55.1		50.8		44.8		53.5			44.5

(a) Net revenue for years prior to 2001 has been restated to reflect the reclassification of freight costs billed to customers and sales of purchased chassis.

(b) Net income for 1998 was reduced by a $1.3 million extraordinary loss.

(c) All per share amounts have been restated for all common stock dividends paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of 2001 with 2000

The Company experienced a revenue decline of $36.8 million for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The Company's truck product lines declined $50.2 million to $164.6 million from $214.8 million for year ended December 31, 2000 while the Company's bus products increased to $55.7 million from $40.9 million for year ended December 31, 2000. Delivery and other income declined $1.4 million from $7.8 million to $6.4 million for the year ended December 31, 2001.

The decline in truck revenues was consistent throughout the country as each of the Company's manufacturing facilities experienced a decline in revenue during 2001 ranging from approximately 18% to as high as 29%. Revenues from the Company's relatively small refrigerated product line produced in Wilson, North Carolina declined 42%.

The increase in bus revenues of approximately 36% is related to additional capacity added in February, 2001 to the Company's midsize and trolley production line. The additional capacity allowed the Company to maintain reasonable lead times giving it a competitive advantage over other competitors who could not deliver as timely. A portion of the Company's municipal bus business is awarded on a multi year contract basis further mitigating the economic ups and downs experienced on the truck side.

The Company's gross profit percentage declined 0.8% to 14.0% in 2001 compared to 14.8% in 2000. A slight increase in overhead expenses as a percentage of revenue was offset by a slight decrease in direct labor as a percentage of revenue. Material cost as a percentage of revenue was the significant factor in the decline in gross profit during 2001.

The Company has experienced decreases in the prices paid for its major raw material items: steel, aluminum, lumber and fiberglass related products. The reason for the increase in material cost as a percentage of revenue is a much more competitive marketplace due to excess capacity in conjunction with variations in product mix.

Selling, general and administrative expenses were $21.5 million for the year ended December 31, 2001 compared to $22.9 million for the prior year. The Company's target was to reduce these expenses by $1.0 million in 2001; the actual reduction was $1.4 million. Contributing to the reductions were decreases in consulting fees relating to the Company's operating software, declines in legal and professional fees and incentive compensation as well as improvements in OEM marketing programs.

Interest expense declined $0.9 million to $2.2 million for the year ended December 31, 2001 from $3.1 million for the year ended December 31, 2000. A decline of $1.0 million of interest expense on bank and other long term debt was offset by a $0.1 million increase in chassis interest.

The Company's effective income tax rate was 39.0% for both 2001 and 2000.

Comparison of 2000 with 1999

Revenues for the year ended December 31, 2000 increased slightly to $263.5 million compared to $258.7 million for the year ended December 31, 1999. A general slowing in the overall economy, particularly in the automotive and truck equipment sectors, negatively affected the third and fourth quarters of 2000 and continued into 2001. There was little change in the Company's overall product offerings in 2000 when compared to 1999. The Company's northeast market was the only market that experienced growth in 2000 when compared to 1999. This growth was offset by a decline in the Company's Midwest market combined with small fluctuations in the Company's other market areas.

Overall revenues by customer category changed little in 2000 when compared to 1999. No single customer represented more than 6% of the Company's annual revenues in 2000. Unit shipments declined approximately 3% in 2000 when compared to 1999.

The Company's gross profit percentage improved to 14.8% in 2000 compared to 14.0% in 1999. The Company experienced improvements in material and direct labor as a percentage of revenues in 2000 when compared to 1999. Overhead, both in dollars and as a percentage of revenue, increased slightly in 2000 when compared to 1999. Employee-related costs for health insurance and fringe benefits were up slightly in 2000 when compared to 1999. These costs are part of the Company's efforts to improve its overall benefit package to help alleviate high employee turnover during tight labor markets.

Selling, general and administrative expenses were $22.9 million or 8.7% of revenue in 2000 compared to $20.1 million or 7.8% of revenue in 1999. Expenses contributing to the increase in order of significance were: wage expense, depreciation on the new operating software and professional services. A significant portion of the increase relates to the new operating software implemented January 1, 2000. While depreciation and amortization expenses will remain higher as the software is amortized over three years (approximately $800,000 annually), fees relating to professional services will decline in 2001. The Company plans to reduce selling, general and administrative expenses by $1.0 million during 2001.

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

Liquidity and Capital Resources

Net income of $4.9 million in 2001 and availability under the revolving credit agreement continue to be the Company's major sources of funds for operations and capital expenditures. Depreciation and amortization of $4.5 million is the major noncash charge providing funds for operating activities. The Company's working capital management resulted in reductions of $4.3 million in accounts receivable and $5.1 million in inventories. Negatively impacting operating cash flow was a decrease in other current liabilities of $1.9 million, an increase of $0.7 million of other current assets and a reduction of $0.2 million in trade accounts payable.

The Company plans to continue to aggressively manage accounts receivable and inventories, but the reductions achieved over the last two years may not be possible if the economy turns more favorable.

Capital expenditures were $1.9 million during the year ended December 31, 2001, down from $8.2 million in the prior year. The Company plans to continue to hold annual capital expenditures under $4.0 million. The only exceptions to this would be major plant acquisitions for capacity expansion.

The major financing activity during the year was the $13.7 million net repayment of long- term debt. The Company also purchased 132,575 shares of its Class A Common Stock for $0.4 million. The Company had $20.0 million of availability under its revolving credit facility at February 28, 2002.

The Company believes that cash flows from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash requirements during 2002.

New Accounting Pronouncements

The Company does not believe the implementation of SFAS Nos. 142, 143 or 144 (see Note A of Notes to Consolidated Financial Statements) will have a significant effect on the Company's financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the cost of investing, financing and operating. The Company's primary risk exposure results from changes in short-term interest rates. In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions. The Company's revolving line of credit is floating rate debt and bears interest at the bank's prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company's leverage ratio. At December 31, 2001, the Company is party to two (2) interest rate swap agreements dated September 30, 1998 and May 11, 1999. The September 30, 1998 interest rate swap agreement relates to a five-year term loan (original principal balance of $7 million) and the May 11, 1999 interest rate swap agreement relates to a five-year term loan (original principal balance of $17.1 million). Both of these term loans bear interest at LIBOR plus certain basis points determined by the Company's leverage ratio. The effective interest rates at December 31, 2001 for these term loans were 2.81%, on outstanding principal balances of $2,449,987, and 3.13%, on outstanding principal balances of $8,964,570. The interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payments over the lives of the interest rate swap agreements, which coincide with the terms of the related debt, without exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure of credit loss. The differential paid or received under the interest rate swap agreements is recognized as an adjustment to interest expense. The following is a summary of interest rate swap agreements outstanding at December 31, 2001:

Notional Amount Fixed Rate Maturity

$2,450,000 5.8% September 30, 2003

8,964,600 5.8% May 11, 2004

Based on the Company's overall interest rate exposure at December 31, 2001, including floating rate debt and the related interest rate swap agreements, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 2001, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements Page

1. Financial Statements:

Report of Crowe, Chizek and Company LLP, Independent

Auditors 20

Report of PricewaterhouseCoopers LLP, Independent

Accountants 21

Consolidated Balance Sheets at December 31, 2001 and 2000 22

Consolidated Statements of Income for the years ended

December 31, 2001, 2000 and 1999 23

Consolidated Statements of Stockholders' Equity for the

years ended December 31, 2001, 2000 and 1999 24

Consolidated Statements of Cash Flows for the years

ended December 31, 2001, 2000 and 1999 25

Notes to Consolidated Financial Statements 26 - 38

2. Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the

years ended December 31, 2001, 2000 and 1999 39

All other schedules are omitted because they are not

applicable.

3. Supplementary Data

Quarterly Results 40

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Supreme Industries, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of Supreme Industries, Inc. and its subsidiaries as of and for the year ended December 31, 2001 listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supreme Industries, Inc. and its subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2001 financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the 2001 consolidated financial statements.

As described in Note A to the consolidated financial statements, effective January 1, 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/Crowe, Chizek and Company LLP

South Bend, Indiana

February 8, 2002

Report of Independent Accountants

To the Board of Directors and Stockholders of

Supreme Industries, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2000, present fairly, in all material respects, the financial position, results of operations and cash flows of Supreme Industries, Inc. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2000 and 1999 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

South Bend, Indiana

February 2, 2001

Consolidated Balance Sheets

December 31, 2001 and 2000

ASSETS
	2001	2000
Current assets:
Cash and cash equivalents	$192,662	$184,004
Accounts receivable, net of allowance for doubtful accounts of
$350,000 in 2001 and $409,000 in 2000.	20,526,224	24,974,317
Inventories	26,741,761	31,815,470
Deferred income taxes	1,353,315	1,315,298
Other current assets	1,946,978	1,262,324

Total current assets	50,760,940	59,551,413

Property, plant and equipment, net	38,936,403	41,394,132

Intangible assets, net	938,576	1,095,456

Other assets	973,139	932,514

Total assets	$91,609,058	$102,973,515

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$4,303,239	$5,181,761
Trade accounts payable	7,906,418	8,111,788
Accrued wages and benefits	3,150,183	4,475,008
Accrued income taxes	660,607	1,148,415
Other accrued liabilities	5,329,158	5,399,294

Total current liabilities	21,349,605	24,316,266

Long-term debt	13,075,971	25,859,972

Deferred income taxes	1,710,718	1,984,466

Other long-term liabilities	396,834	-

Total liabilities	36,533,128	52,160,704

Commitments and contingencies (Note H)

Stockholders' equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares,
none issued
Class A Common Stock, $.10 par value; authorized 20,000,000
shares, issued 11,220,565 shares	1,122,057	1,122,057
Class B Common Stock, convertible into Class A Common
Stock on a one-for-one basis, $.10 par value; authorized
5,000,000 shares, issued 1,917,394 shares	191,739	191,739
Additional paid-in capital	55,615,704	55,615,704
Retained earnings	18,532,324	13,620,142
Treasury stock, Class A Common Stock, at cost, 2,339,575
shares in 2001 and 2,207,000 shares in 2000	(20,143,825)	(19,736,831)
Accumulated other comprehensive loss	(242,069)	-

Total stockholders' equity	55,075,930	50,812,811

Total liabilities and stockholders' equity	$91,609,058	$102,973,515

The accompanying notes are a part of the consolidated financial statements.

Consolidated Statements Of Income

for the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Revenue:
Net sales	$226,263,541	$263,082,913	$258,234,902
Other income	390,239	374,777	443,319

	226,653,780	263,457,690	258,678,221

Costs and expenses:
Cost of sales	194,979,382	224,355,674	222,570,359
Selling, general and administrative	21,451,857	22,891,454	20,147,125
Interest	2,168,359	3,119,588	2,242,064

	218,599,598	250,366,716	244,959,548

Income before income taxes	8,054,182	13,090,974	13,718,673

Income taxes	3,142,000	5,106,000	5,451,000

Net income	$4,912,182	$7,984,974	$8,267,673

Earnings per share:
Basic	$.45	$.72	$.68
Diluted	.45	.71	.68

Shares used in the computation of earnings
per share:
Basic	10,809,135	11,132,967	12,191,155
Diluted	10,878,980	11,265,935	12,242,628

The accompanying notes are a part of the consolidated financial statements.

consolidated Statements Of Stockholders' Equity

for the years ended December 31, 2001, 2000 and 1999

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity

Balance, January 1, 1999	9,890,653	$ 989,065	1,688,328	$ 168,833	$ 44,107,645	$ 8,935,827	$ (715,295)	$ -	$ 53,486,075

Net income	-	-	-	-	-	8,267,673	-	-	8,267,673
Conversion of 32,003 shares
of Class B Common Stock
to Class A Common Stock	32,003	3,200	(32,003)	(3,200)	-	-	-	-	-
Exercise of stock options	20,416	2,042	-	-	93,583	-	-	-	95,625
5% Common Stock dividend	836,694	83,670	169,767	16,976	8,773,925	(8,874,571)	-	-	-
Acquisition of 1,689,863
shares of treasury stock	-	-	-	-	-	-	(17,000,190)	-	(17,000,190)

Balance, December 31, 1999	10,779,766	1,077,977	1,826,092	182,609	52,975,153	8,328,929	(17,715,485)	-	44,849,183

Net income	-	-	-	-	-	7,984,974	-	-	7,984,974
5% Common Stock dividend	440,799	44,080	91,302	9,130	2,640,551	(2,693,761)	-	-	-
Aquisition of 441,203
shares of treasury stock	-	-	-	-	-	-	(2,021,346)	-	(2,021,346)

Balance, December 31, 2000	11,220,565	1,122,057	1,917,394	191,739	55,615,704	13,620,142	(19,736,831)	-	50,812,811

Net income	-	-	-	-	-	4,912,182	-	-	4,912,182
Unrealized loss on hedge
activity, net of tax	-	-	-	-	-	-	-	(242,069)	(242,069)
Total comprehensive income									4,670,113
Aquisition of 132,575
shares of treasury stock	-	-	-	-	-	-	(406,994)	-	(406,994)

Balance, December 31, 2001	11,220,565	$ 1,122,057	1,917,394	$ 191,739	$ 55,615,704	$ 18,532,324	$ (20,143,825)	$ (242,069)	$ 55,075,930

The accompanying notes are a part of the consolidated financial statements.

Consolidated Statements Of Cash Flows for the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$4,912,182	$7,984,974	$8,267,673
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,329,171	4,122,320	2,985,064
Amortization of intangibles	156,880	203,310	203,310
Provision (credit) for losses on doubtful receivables	100,459	(134,991)	343,438
Deferred income taxes	(157,000)	(191,000)	474,000
Loss (gain) on sale of property, plant and equipment	(10,667)	103,272	(7,870)
Changes in operating assets and liabilities:
Accounts receivable	4,347,634	4,187,059	(660,264)
Inventories	5,073,709	6,736,869	(9,759,689)
Other current assets	(684,654)	559,057	(221,144)
Trade accounts payable	(205,370)	(3,890,139)	1,765,963
Other current liabilities	(1,882,769)	(455,796)	2,780,687

Net cash provided by operating activities	15,979,575	19,224,935	6,171,168

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	27,496	28,650	34,759
Additions to property, plant and equipment	(1,888,271)	(8,184,282)	(9,133,723)
Decrease (increase) in other assets	(40,625)	(52,268)	111,701

Net cash (used in) investing activities	(1,901,400)	(8,207,900)	(8,987,263)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt	55,341,024	106,025,242	114,786,099
Repayments of revolving line of credit and other
long-term debt	(69,003,547)	(115,107,862)	(94,979,928)
Proceeds from exercise of stock options	-	-	95,625
Acquisition of treasury stock	(406,994)	(2,021,346)	(17,000,190)

Net cash provided by (used in) financing
activities	(14,069,517)	(11,103,966)	2,901,606

Increase (decrease) in cash and cash equivalents	8,658	(86,931)	85,511

Cash and cash equivalents, beginning of year	184,004	270,935	185,424

Cash and cash equivalents, end of year	$192,662	$184,004	$270,935

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized in 1999	$2,183,080	$3,044,783	$2,335,105
Income taxes	3,765,050	5,036,591	5,205,852

Noncash investing and financing activities:
Common Stock dividends	-	2,693,761	8,874,571
Conversion of Class B Common Stock to Class A
Common Stock	-	-	3,200

The accompanying notes are a part of the consolidated financial statements.

A. NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the "Company") manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company's truck body products include cut-away and dry freight van bodies, refrigerated units, stake bodies and other specialized trucks. The Company also manufactures shuttle buses and trailers. At December 31, 2001, the Company had 17 manufacturing, distribution and supply facilities. The Company's customers are located principally in the United States.

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
  Revenue Recognition - The production of specialized truck bodies and shuttle buses starts when an order is received from the customer. Revenue is recognized when the unit is shipped to the customer in accordance with Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements".
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
  Accounting for Freight Costs - During 2001, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". As required by EITF 00-10, freight costs billed to customers are considered sales revenue, while freight costs incurred should be classified as cost of sales. Net freight costs have historically been classified as selling, general and administrative expenses by the Company. Freight costs billed to customers of $7,386,859 and $6,687,872 for the years ended December 31, 2000 and 1999, respectively, have been reclassified to net sales to conform to the current presentation (freight revenue of $5,972,431 is included in net sales for the year ended December 31, 2001). Freight costs incurred by the Company of $9,366,876 and $8,143,935 for the years ended December 31, 2000 and 1999, respectively, have been reclassified to cost of sales to conform to the current presentation (freight costs of $6,976,620 are included in cost of sales for the year ended December 31, 2001). The adoption of EITF 00-10 had no impact on net income.

A. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

  Financial Instruments and Fair Values - The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate debt (Term Notes B and C). The swap agreements are contracts to exchange the debt obligation's LIBOR floating rate (exclusive of the applicable spread) for fixed rate interest payments over the life of the debt obligations without exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure of credit loss. The differential paid or received under interest rate swap agreements is recognized as an adjustment to interest expense.
  The following is a summary of interest rate swap agreements outstanding at December 31, 2001 and 2000:

Notional Amount

2001 2000 Fixed Rate Maturity $2,450,000 $3,850,000 5.8% September 30, 2003 8,964,600 12,401,100 5.8% May 11, 2004

  The actual market or credit exposure of these types of financial instruments are significantly less than the notional amounts. The primary risk associated with the swaps is the inability of counterparties to meet the terms of the contracts. The Company does not expect the counterparties to fail to meet their respective obligations. At December 31, 2000, the estimated fair value of the interest rate swap agreements, based on then current market rates, was not significant.
  As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value in the balance sheet and recognizing the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company designated these hedge arrangements to be highly effective cash flow hedges to fix future interest payments. The Company expects to hold these interest rate swaps through their maturity and the fair value of the swaps will reverse out of accumulated other comprehensive loss with the passage of time. Based on the Company's derivative positions at December 31, 2001, the Company recorded a net liability of $396,834 for the fair value of its derivative portfolio and a corresponding charge of $242,069, net of income tax benefit, to other comprehensive income.

  A. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

    The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 31, 2001 and 2000 because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2001 and 2000, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.
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
      Intangible Assets - Intangible assets consist of goodwill - $3,379,031 and patents - $325,000, and are recorded at cost and shown net of accumulated amortization. Amortization of goodwill is provided using the straight-line method over the estimated benefit period (16 to 25 years), and patents are amortized over seven years using the straight-line method. Accumulated amortization at December 31, 2001 and 2000 was $2,765,455 and $2,608,575, respectively.
      Evaluation of Impairment of Long-Lived Assets - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. Management believes that no material impairment of long-lived assets exists at December 31, 2001.

    A. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

      Stock-Based Compensation - The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and, accordingly, accounts for its stock option plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."
      Warranty - Estimated warranty costs are provided at the time of sale and are based upon historical experience.
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
      Segment Information - The Company's principal business is manufacturing specialized vehicles. Management has not separately organized the business beyond specialized vehicles and vertically integrated fiberglass manufacturing processes. The vertically integrated fiberglass manufacturing subsidiary constitutes a segment by definition of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"; however, this segment does not meet the quantitative thresholds for separate disclosure as set forth in this statement. The vertically integrated fiberglass manufacturing subsidiary's revenues are less than 10 percent of consolidated revenues, the absolute amount of it's reported income is less than 10 percent of the absolute amount of consolidated net income, and finally, it's assets are less than 10 percent of consolidated assets.
      New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) other intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Management anticipates the adoption of SFAS No. 142 will not have a

      A. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

        significant effect on the Company's consolidated financial position or results of operations.
        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.
        In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.
        Reclassifications - Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on total assets, stockholders' equity or net income as previously reported.

          B. INVENTORIES.

          Inventories consist of the following:

	2001	2000

Raw materials	$15,974,583	$19,822,278
Work-in-progress	3,501,635	5,384,975
Finished goods	7,265,543	6,608,217

Total	$26,741,761	$31,815,470

          C. PROPERTY, PLANT AND EQUIPMENT.

          Property, plant and equipment consists of the following:

	2001	2000

Land and improvements	$6,923,432	$6,718,824
Buildings and improvements	20,531,981	20,150,010
Leasehold improvements	7,237,466	7,203,791
Machinery and equipment	33,821,870	32,764,119

	68,514,749	66,836,744
Less, Accumulated depreciation
and amortization	29,578,346	25,442,612

Property, plant and
equipment, net	$38,936,403	$41,394,132

          D. LONG-TERM DEBT.

          Long-term debt consists of the following:

	2001	2000

Revolving line of credit	$883,009	$8,969,802

Term Note C, payable in quarterly installments
of $609,143 plus interest at LIBOR plus
certain basis points determined by the
Company's leverage ratio (effective rates of 3.13%
and 7.90% at December 31, 2001 and 2000,
respectively), with final maturity in May 2004	8,964,570	12,401,142

Term Note B, payable in monthly installments
of $116,667 plus interest at LIBOR plus
certain basis points determined by the
Company's leverage ratio (effective rates of 2.81%
and 7.78% at December 31, 2001 and 2000,
respectively), with final maturity in September 2003	2,449,987	3,849,991

Obligations under industrial development
revenue bonds, variable rates, with
maturities in August 2010 and April 2015,
collateralized by real estate	5,081,644	5,405,937

Real estate mortgage, fixed rate of 6.36%, with
final maturity in July 2001	-	414,861

Total	17,379,210	31,041,733

Less, Current maturities	4,303,239	5,181,761

Long-term debt	$13,075,971	$25,859,972

          The revolving line of credit, term notes and a letter of credit facility are part of a master credit agreement (the "Credit Agreement"). All borrowings under the Credit Agreement are unsecured. The Credit Agreement provides for a revolving line of credit facility as defined, up to $20 million. Interest on outstanding borrowings under the revolving line of credit is based on the bank's prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company's leverage ratio, as defined. There were no outstanding borrowings under the revolving line of credit at December 31, 2001, except for checks outstanding in excess of bank balances. The weighted average interest rate on borrowings outstanding at December 31, 2000 was 8.4%. The revolving line of credit also requires a quarterly commitment fee ranging from 1/8% to 3/16% per annum depending on the Company's leverage ratio and based upon the annualized average unused portion. All amounts outstanding under the revolving line of credit will be due at maturity, April 30, 2003.

          D. LONG-TERM DEBT, Concluded.

          In addition to the required quarterly installments, Term Note C requires an annual principal payment to be paid within 105 days after year end, equal to 20% of the preceding year's net income which exceeds $5.0 million, with such additional annual payment not to exceed $1.0 million in any year. No additional principal payment is required to be made in 2002 based on net income for the year ended December 31, 2001 ($596,995 was paid in 2001 based on 2000 net income). The Company also made an additional principal payment of $403,005 during 2001.

          Outstanding letters of credit, which reduce availability under the credit facility, aggregated $1.8 million and $1.2 million at December 31, 2001 and 2000, respectively. Under separate agreements, at December 31, 2001 the Company has outstanding $4.6 million ($4.9 million at December 31, 2000) in irrevocable letters of credit in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

          The Credit Agreement contains, among other matters, certain restrictive covenants including maintenance of a minimum consolidated tangible net worth of $28 million plus 50% of cumulative net income of the Company, as defined, commencing with the year ended December 31, 1999 ($38.6 million at December 31, 2001), minimum consolidated working capital of $10 million and required financial ratios.

          The Company's cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit. Checks outstanding in excess of bank balances at December 31, 2001 and 2000 aggregated $883,000 and $2,670,000, respectively.

          Maturities of long-term debt for each of the next five years are as follows: 2002 - $4,303,239; 2003 - $3,819,892; 2004 - $4,558,093; 2005 - $433,333 and 2006 - $366,667.

          E. RETIREMENT PLAN.

          The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed one year of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match thirty percent of employees' contributions up to seven percent of the employees' compensation. The Board of Directors may increase or decrease the Company's contribution on a year-by-year basis. Expense related to this plan for the years ended December 31, 2001, 2000 and 1999 was $436,045, $482,706 and $413,829, respectively.

          F. STOCKHOLDERS' EQUITY.

            Preferred Stock

          The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value), of which none has been issued. The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

          Common Stock Dividends

          The Board of Directors approved the following 5% common stock dividends during the years ended December 31, 2000 and 1999:

Declaration	Record	Paid
Date	Date	Date
June 29, 1999	July 12, 1999	July 19, 1999
November 17, 1999	November 29, 1999	December 6, 1999
April 27, 2000	May 15, 2000	May 22, 2000

          Convertible Class B Common Stock

          Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors, rounded to the lowest whole number. Holders of Class B Common Stock elect the remainder of the directors.

          Stock Options

          During 1992, the Company adopted the 1992 Stock Option Plan under which 401,117 (adjusted for all subsequent stock dividends through December 1998) shares of Class A Common Stock were reserved for grant. On October 29, 1998, the Company's Board of Directors approved, and the Company's stockholders subsequently ratified, the 1998 Stock Option Plan under which 790,079 (adjusted for all subsequent stock dividends) shares of Class A Common Stock were reserved for grant. On January 31, 2001, the Company's Board of Directors approved, and the Company's stockholders subsequently ratified, the 2001 Stock Option Plan under which 750,000 shares of Class A Common Stock were reserved for grant. Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. No options may be exercised during the first year after the date of grant. Options are exercisable cumulatively in three installments of 33 1/3 % each year thereafter. Options granted under the stock option plans expire five years after the date of grant.

          F. STOCKHOLDERS' EQUITY, Continued.

          The following table summarizes stock option activity:

		Weighted -
		Average
	Number	Exercise
	of Shares	Price
Outstanding, January 1, 1999	347,983	$ 6.60

Exercised	(21,437)	4.46
Expired or canceled	(14,968)	6.77

Outstanding, December 31, 1999	311,578	6.75

Granted	722,606	4.15
Expired or canceled	(12,425)	6.28

Outstanding, December 31, 2000	1,021,759	4.92

Granted	85,000	3.13
Expired or canceled	(54,823)	5.07

Outstanding, December 31, 2001	1,051,936	4.77

          As of December 31, 2001, 726,015 shares were reserved for the granting of future stock options compared to 6,192 shares at December 31, 2000.

          Options outstanding at December 31, 2001 have a weighted-average remaining contractual life of 3.25 years. Information about stock options outstanding and exercisable at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
	At	Remaining	Average	At	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2001	Life	Price	2001	Price
$7.15	244,330	1.83 years	$7.15	244,330	$7.15
5.36	330,606	3.32 years	5.36	117,201	5.36
3.44	30,000	3.84 years	3.44	10,000	3.44
3.13	362,000	3.84 years	3.13	120,667	3.13
3.13	85,000	4.34 years	3.13	-	3.13
	1,051,936			492,198	5.66

          At December 31, 2000 and 1999, there were exercisable options outstanding to purchase 217,703 and 142,624 shares at weighted-average exercise prices of $6.63 and $6.30, respectively.

          The weighted-average grant-date fair values of options granted during the years ended December 31, 2001 and 2000 were $1.42 and $1.72, respectively.

          F. STOCKHOLDERS' EQUITY, Concluded.

          Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been:

	2001	2000	1999
Pro forma net income	$4,650,437	$7,827,164	$8,172,275
Pro forma net income per share:
Basic	.43	.70	.67
Diluted	.43	.69	.67

          The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Risk free interest rate	5.8%	5.8%	4.6%
Expected life	5 years	5 years	5 years
Expected volatility	38.3%	36.3%	34.5%
Expected dividends	-	-	-

          G. INCOME TAXES.

          Income taxes consist of the following:

	2001	2000	1999

Federal:
Current	$2,882,000	$4,411,000	$3,978,000
Deferred	(129,000)	(156,000)	389,000

	2,753,000	4,255,000	4,367,000

State:
Current	417,000	886,000	999,000
Deferred	(28,000)	(35,000)	85,000

	389,000	851,000	1,084,000

Total	$3,142,000	$5,106,000	$5,451,000

          G. INCOME TAXES, Concluded.

          The components of the net deferred tax asset and the net deferred tax liability were as follows:

	2001	2000

Current deferred tax asset (liability):
Receivables	$138,656	$82,134
Inventories	229,130	217,534
Accrued liabilities	1,026,746	1,038,243
Other	(41,217)	(22,613)

Deferred tax asset	$1,353,315	$1,315,298

Long-term deferred tax liability (asset):
Depreciation	$1,998,377	$2,167,025
Accrued liabilities	(162,426)	(177,539)
Unrealized hedge loss	(154,765)	-
Other	29,532	(5,020)

Deferred tax liability	$1,710,718	$1,984,466

          A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate (34% in 2001 and 35% in 2000 and 1999) to income before income taxes is as follows:

	2001	2000	1999

Income taxes at statutory rate	$2,738,400	$4,581,800	$4,801,500
State income taxes, net of
federal benefit	256,700	553,200	704,600
Amortization of goodwill	36,900	36,900	36,900
Other, net	110,000	(65,900)	(92,000)

Total	$3,142,000	$5,106,000	$5,451,000

          H. COMMITMENTS AND CONTINGENCIES.

            Lease Commitments and Related Party Transactions
            The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from May 2002 through July 2006. Certain of the lease agreements are with related parties for which related party rent expense was $742,187, $665,562 and $499,762 for the years ended December 31, 2001, 2000 and 1999, respectively.
            Rent expense under all operating leases aggregated $922,986, $1,018,856 and $1,019,714 for the years ended December 31, 2001, 2000 and 1999, respectively.
            At December 31, 2001, future minimum rental payments under noncancelable operating leases aggregated $2,793,268 and are payable as follows: 2002 - $877,911; 2003 - $734,156; 2004 - $693,059; 2005 - $439,338 and 2006 - $48,804.

          H. COMMITMENTS AND CONTINGENCIES, Continued.

            In addition to the above related party lease transactions, the Company purchases delivery services and rents the use of an aircraft from companies owned by officers/directors of the Company. During the years ended December 31, 2001, 2000 and 1999, the Company had related party transactions with officers/directors aggregating $2,756,000, $3,821,000 and $2,832,000, respectively.
            Consigned Inventories
            The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturer under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer's agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company's various production facilities under the conditions that the Company will store such chassis and will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within a specified timeframe, the Company is required to pay a finance charge on the chassis. At December 31, 2001 and 2000, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated $44.8 million and $45.6 million, respectively. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

          Self-Insurance

            The Company is self-insured for a portion of product liability ($50,000 per occurrence with no annual aggregate), certain employee health benefits ($125,000 annually per employee with an annual aggregate of approximately $5,000,000) and workers' compensation in certain states ($250,000 per occurrence with an annual aggregate of approximately $4,500,000). The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.
            Stock Repurchase Programs
            On April 12, 1999, the Company announced a "Dutch Auction" offer to its stockholders to acquire up to 2,000,000 shares of its Class A and Class B Common Stock at a cash purchase price not greater than $10.00 per share nor less than $8.75 per share. The Company purchased 1,688,823 shares of Class A Common Stock at $10.00 per share, plus expenses of $103,653, through the offer. The Company financed this stock repurchase program with a term note (see Note D). During the year ended December 31, 1999, the Company also purchased 1,040 shares of Class A Common Stock for $8,307.

                H. COMMITMENTS AND CONTINGENCIES, Concluded.

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
                  On December 20, 2000, the Board of Directors announced a "Dutch Auction" offer to its stockholders to acquire up to 1,500,000 shares of its Class A and Class B Common Stock at a price not greater than $3 nor less than $2.25 per share through the close of business on January 23, 2001. The Company purchased 123,475 shares under this repurchase program.
                  On February 2, 2001, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions commencing on February 7, 2001 and ending on the close of business on December 31, 2002. The Company has purchased 9,100 shares under this repurchase program.
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

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to			Column E
Column A	Beginning	Costs and	Column D		Balance
Description	of Period	Expenses	Deductions		End of Period
Year ended December 31, 2001:
Reserves and allowances deducted from
asset accounts:

Allowance for doubtful receivables	$ 644,000	$ 100,000	$ 159,000	(1)	$ 585,000	(2)

Year ended December 31, 2000:
Reserves and allowances deducted from
asset accounts:

Allowance for doubtful receivables	844,000	(135,000)	65,000	(1)	644,000	(2)

Year ended December 31, 1999:
Reserves and allowances deducted from
asset accounts:

Allowance for doubtful receivables	691,000	300,000 300,000	147,000	(1)	844,000	(2)

(1) Uncollectible accounts written off, net of recoveries.
                (2) Reflected in the consolidated balance sheets as follows: deducted from accounts receivable - $350,000 at December 31, 2001,

                $409,000 at December 31, 2000 and $609,000 at December 31, 1999; deducted from other receivables included in other assets - $235,000 at December 31, 2001, 2000 and 1999.

                2000 and 1999.

                SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

                SUPPLEMENTARY DATA

                Quarterly Results

                First Second Third Fourth

                2001 Quarter

                Net revenue $57,267,419 $60,890,049 $53,862,738 $54,633,574

                Gross profit 8,096,689 9,394,477 6,946,539 7,236,693

                Net income 1,174,211 1,600,691 866,141 1,271,139

                Per share:

                Basic .11 .15 .08 .12

                Diluted .11 .15 .08 .12

                2000 Quarter

                Net revenue $75,531,868 $72,425,947 $58,502,357 $56,997,518

                Gross profit 11,729,945 10,290,951 8,345,753 8,735,367

                Net income 2,809,107 2,175,929 1,171,886 1,828,052

                Per share:

                Basic .25 .20 .11 .17

                Diluted .25 .20 .11 .17

                Accounting adjustments, net of tax effect, for book to physical inventory results and year-end adjustments to certain assets and accrued liabilities had a favorable impact on fourth quarter results in 2000 of $1,055,000. Book to physical inventory results had a favorable impact on third quarter results in 2000 of $1,530,000.

                The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to rounding and changes in the diluted potential common shares.

                Net revenue and gross profit for each quarter prior to the fourth quarter of 2001 have been restated to reflect the reclassification of freight costs billed to customers and sales of purchased chassis.

                ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                The required Form 8-K, Item 4, "Changes in Registrant's Certifying Accountants", dated October 9, 2001, was filed with the Securities and Exchange Commission on October 12, 2001, and is incorporated herein by reference.

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
1. Financial Statements

Report of Crowe, Chizek and Company LLP, Independent Auditors

Report of PricewaterhouseCoopers LLP, Independent Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income for the years ended
December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

3. Exhibits
See Index to Exhibits

b. Reports on Form 8-K

A report on Form 8-K dated October 9, 2001 was filed by the Company on October 12, 2001 to report a change in the Company's certifying accountant.

                SIGNATURES

                Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SUPREME INDUSTRIES, INC.

                Date:March 22, 2002 By: /s/Herbert M. Gardner
                 Herbert M. Gardner, Chairman
                of the Board

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /s/Herbert M. Gardner Chairman of the Board March 22, 2002
                Herbert M. Gardner and President (Principal
                Executive Officer)

                /s/Omer G. Kropf Executive Vice President March 22, 2002
                Omer G. Kropf and Director

                /s/William J. Barrett Secretary, Assistant March 22, 2002
                William J. Barrett Treasurer and Director

                /s/Robert W. Wilson Executive Vice President, March 22, 2002
                Robert W. Wilson Treasurer, Chief Financial
                Officer, Assistant Secretary
                and Director (Principal
                Financial and Accounting Officer)

                /s/Robert J. Campbell Director March 22, 2002
                Robert J. Campbell

                /s/Thomas Cantwell Director March 22, 2002
                Thomas Cantwell

                /s/Rice M. Tilley, Jr. Assistant Secretary and Director March 22, 2002
                Rice M. Tilley, Jr.

                /s/H. Douglas Schrock Director March 22, 2002 H. Douglas Schrock

                /s/Rick L. Horn Director March 22, 2002
                Rick L. Horn

                INDEX TO EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

		3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 10, 1993 filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 1996 filed as Exhibit 3.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

3.4	Bylaws of the Company, filed as Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

4.1	Credit Agreement dated as of April 25, 1994, between the Company, Supreme Corporation, and NBD Bank and signed in connection with certain long-term indebtedness, filed as Exhibit 4.25 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.2	First Amendment to Credit Agreement dated February 20, 1996 filed as Exhibit 4.2 to the Company's annual report on form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

4.3	Second Amendment to Credit Agreement dated October 25, 1996 filed as Exhibit 4.3 to the Company's annual report on form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

4.4	Third Amendment to Credit Agreement dated June 23, 1998, filed as Exhibit 4.4 to to the Company's annual report on form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

4.5	Fourth Amendment to the Credit Agreement dated September 30, 1998 signed in connection with certain long term indebtedness, filed as Exhibit 4.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

4.6	Fifth Amendment to the Credit Agreement dated May 12, 1999 signed in connection with certain long term indebtedness, filed as Exhibit 4.6 to the Company's annual report on form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

4.7	Sixth Amendment to the Credit Agreement dated May 31, 2000 signed in connection with certain long term indebtedness, filed as Exhibit 4.7 to the Company's annual report of Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

4.8	Seventh Amendment to the Credit Agreement dated April 30, 2001 signed in connection with certain long term indebtedness.

10.1	The Company's 1992 Stock Option Plan, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.2	Form of Stock Option grant agreement used to evidence options granted under the Company's 1992 Stock Option Plan, filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.3	The Company's 1998 Stock Option Plan, filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.4	Amendment No. 1 to the Company's 1998 Stock Option Plan, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

10.5	Amendment No. 2 to the Company's 1998 Stock Option Plan, filed as Exhibit 10.4A to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.6	The Company's 2001 Stock Option Plan.

10.7	Amendment No. 1 to the Company's 2001 Stock Option Plan.

10.8	Inventory Loan and Security Agreement dated October 12, 1988, among General Motors Acceptance Corporation and the Company, its subsidiaries, and certain subsidiaries of Supreme Corporation, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.9	Form of Demand Promissory Note dated September 28, 1988, from the Company, and relating to the Agreement described 10.3 above, filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.10	Intercreditor Agreement dated as of December 31, 1991, among General Motors Acceptance Corporation and Congress Financial Corporation, and relating to the Agreement described in 10.3 above filed as Exhibit 10.14 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.11	Pool Company Wholesale Finance Plan Application for Wholesale Financing and Security Agreements, dated December 5, 1990, among Ford Motor Credit Company and each of Supreme Corporation, Supreme Truck Bodies of California, Inc., Supreme Corporation of Texas, and Supreme Mid-Atlantic Corporation, filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.12	Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Goshen, Indiana facilities, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.13	Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.14	Lease dated August 27, 1990, between Supreme Truck Bodies of California, Inc. and Edgar Maas, individually and as Trustee of the Marsha Maas Testamentary Trust, relating to Supreme Corporation's Riverside, California facility, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.15	License Agreement dated to be effective November 5, 1992, between Supreme Corporation as licensee and ACCGRUPPENAB, a Swedish Corporation, as licensor, with respect to certain know-how and patent rights, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.16	Employment Contract dated to be effective May 1, 1998, between Supreme Corporation and Omer G. Kropf, filed as Exhibit 10.12 to the Company's annual report on form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.17	Consulting Agreement dated to be effective January 1, 1993, between the Company and William J. Barrett, filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.18	Consulting Agreement dated to be effective January 1, 1993, between the Company and Herbert M. Gardner, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.19	Consulting Agreement dated to be effective April 15, 1993, between the Company and Rice M. Tilley, Jr., filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.20	Consulting Agreement dated to be effective April 15, 1993, between the Company and H. Douglas Schrock, filed as Exhibit 10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.21	Employment Contract dated to be effective January 1, 1998, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

10.22	Amendment number One to employment contract effective January 1, 1998, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

21.1	Subsidiaries of the Company.

23.1	Consent of Crowe, Chizek and Company LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

                Exhibit 4.8

                SEVENTH AMENDMENT TO CREDIT AGREEMENT

                THIS SEVENTH AMENDMENT TO CREDIT AGREEMENT, dated as of April 30, 2001 (this "Amendment"), is among SUPREME INDUSTRIES, INC., a Delaware corporation ("SI") and SUPREME CORPORATION, a Texas corporation ("SC" and together with SI referred to collectively as the "Borrowers" and each individually as a "Borrower") and BANK ONE, INDIANA, N.A., f/k/a NBD BANK, a national banking association (the "Bank").

                RECITALS

                11111111A. The Borrowers and the Bank are parties to a Credit Agreement, dated as of April 25, 1994, as amended by a First Amendment to Credit Agreement dated as of February 20, 1996, a Second Amendment to Credit Agreement dated as of October 25, 1996, a Third Amendment to Credit Agreement dated as of June 23, 1998, a Fourth Amendment to Credit Agreement dated as of September 30, 1998, a Fifth Amendment to Credit Agreement dated as of May 12, 1999 and a Sixth Amendment to Credit Agreement dated as of May 31, 2000 (as now and hereafter amended, the "Credit Agreement"), pursuant to which the Bank agreed, subject to the terms and conditions thereof, to extend credit to the Borrowers.

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

                TERMS

                In consideration of the premises and of the mutual agreements herein contained, the parties agree as follows:

                ARTICLE I. AMENDMENTS. Upon fulfillment of the conditions set forth in Article III hereof, the Credit Agreement shall be amended as follows:

                1.1 The paragraph after "Introduction" shall be deleted in its entirety and the following shall be inserted in its place:

                    The Borrower desires to obtain a revolving credit facility, including letters of credit, in the aggregate principal amount of $20,000,000, together with term loans, in order to provide funds for refinancing existing indebtedness of the Borrower and other corporate purposes, and the Bank is willing to make such term loans and to establish such a credit facility in favor of the Borrower on the terms and conditions herein set forth.

                1.2 The definition of "Commitment" in Section 1.1 shall be deleted in its entirety and the following shall be inserted in its place:

                    "Commitment" shall mean the commitment of the Bank to make Loans and Letter of Credit Advances pursuant to Section 2.1 in amounts not exceeding an aggregate principal amount outstanding at any time of $20,000,000, as such amount may be reduced from time to time pursuant to Section 2.2. Term Loan A was disbursed on the Effective Date, Term Loan B was disbursed on the Fourth Amendment Effective Date and Term Loan C shall be disbursed on the Fifth Amendment Effective Date in the original principal amount of $17,056,000.

                1.3 The form of Revolving Credit Note attached as Exhibit A-1 shall be substituted and replaced with the form of Revolving Credit Note attached hereto (the "New Revolving Credit Note").

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

                IN WITNESS WHEREOF, the parties signing this Amendment have caused this Amendment to be executed and delivered as of April 30, 2001.

                              SUPREME INDUSTRIES, INC.
                              By:
                              Its:
                              SUPREME CORPORATION
                              By:
                              Its:
                              BANK ONE, INDIANA, N.A.
                              By:
                              Its:

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

                              SUPREME CORPORATION OF TEXAS
                              By:
                              Its:
                              SUPREME TRUCK BODIES OF CALIFORNIA, INC.
                              By:
                              Its:
                              SUPREME MID-ATLANTIC CORPORATION
                              By:
                              Its:
                              SUPREME/MURPHY TRUCK BODIES, INC.
                              By:
                              Its:
                              SC TOWER LAMINATING, INC.
                              By:
                              Its:

                EXHIBIT A-1

                REVOLVING CREDIT NOTE

                $20,000,000 April 30, 2001

                FOR VALUE RECEIVED, SUPREME INDUSTRIES, INC., a Delaware corporation and SUPREME CORPORATION, a Texas corporation (together, the "Borrower"), hereby jointly and severally promise to pay to the order of BANK ONE, INDIANA, N.A., f/k/a NBD BANK, an national banking association (the "Bank"), at its principal banking office in the City of Elkhart, Indiana, or such other place as the Bank or the holder hereof may from time to time specify, in lawful money of the United States of America and in immediately available funds, the principal sum of TWENTY MILLION DOLLARS ($20,000,000), or such lesser amount as is recorded on the schedule attached hereto, or in the books and records of the Bank, on the Termination Date; and to pay interest on the unpaid principal balance hereof from time to time outstanding, in like money and funds, for the period from the date hereof until the Revolving Credit Loans evidenced hereby shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement referred to below.

                The Bank is hereby authorized by the Borrower to record on the schedule attached to this Revolving Credit Note, or on its books and records, the date, amount and type of each Revolving Credit Loan, the duration of the related Interest Period (if applicable), the amount of each payment or prepayment of principal thereon and the other information provided for on such schedule, which schedule or such books and records, as the case may be, shall constitute prima facie evidence of the information so recorded, provided, however, that any failure by the Bank to record any such information shall not relieve the Borrower of its obligation to repay the outstanding principal amount of such Revolving Credit Loans, all accrued interest thereon and any amount payable with respect thereto in accordance with the terms of this Revolving Credit Note and the Credit Agreement.

                The Borrower and each endorser or guarantor hereof waives demand, presentment, protest, diligence, notice of dishonor and any other formality in connection with this Revolving Credit Note. Should the indebtedness evidenced by this Revolving Credit Note or any part thereof be collected in any proceeding or be placed in the hands of attorneys for collection, the Borrower agrees to pay, in addition to the principal, interest and other sums due and payable hereon, all costs of collecting this Revolving Credit Note, including attorneys' fees and expenses.

                This Revolving Credit Note evidences one or more Revolving Credit Loans made under a Credit Agreement, dated as April 25, 1994, as now and hereafter amended (the "Credit Agreement"), by and between the Borrower and the Bank, to which reference is hereby made for a statement of the circumstances under which this Revolving Credit Note is subject to prepayment and under which its due date may be accelerated and for a description of the collateral and security securing this Revolving Credit Note. Capitalized terms used but not defined in this Revolving Credit Note shall have the respective meanings assigned to them in the Credit Agreement.

                This Revolving Credit Note is made under, and shall be governed by and construed in accordance with, the laws of the State of Indiana applicable to contracts made and to be performed entirely within such State and without giving effect to choice of law principles of such State.

                              SUPREME INDUSTRIES, INC.
                              By:
                              Its:
                              SUPREME CORPORATION
                              By:
                              Its:

                Exhibit 10.6

                2001 Stock Option Plan

                of

                Supreme Industries, Inc.

                Table of Contents

                Page

                Article I: Definitions 1

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

                Article III: Administration of the Plan 3

                Sec. 3:1. Stock Option Committee 3

                Sec. 3:2. Duration, Removal, Etc. 3

                Sec. 3:3. Meetings and Actions of Committee 3

                Sec. 3:4. Committee's Powers 3

                Article IV: Eligibility and Participation 4

                Sec. 4:1. Eligible Individuals 4

                Sec. 4:2. No Right to Option 4

                Article V: Grant of Options and Certain Terms of the Agreements 4

                Sec. 5:1. Determination of Eligible Individuals 4

                Sec. 5:2. Date of Grant 5

                Sec. 5:3. Stock Option Agreement 5

                Sec. 5:4. Forfeiture of Stock 5

                Sec. 5:5. Cash Awards 5

                Article VI: Terms and Conditions of Options 6

                Sec. 6:1. Number of Shares 6

                Sec. 6:2. Exercise Price 6

                Sec. 6:3. Medium and Time of Payment, Method of Exercise, and

                Withholding Taxes 7

                Sec. 6:4. Terms, Time of Exercise, and Transferability of Options 8

                Sec. 6:5. Limitation on Aggregate Value of Shares That

                May Become First Exercisable During Any

                Calendar Year Under an Incentive Stock Option 11

                Sec. 6:6. Adjustments Upon Changes in Capitalization, Merger, Etc. 12

                Sec. 6:7. Rights as a Shareholder 12

                Sec. 6:8. Modification, Extension, and Renewal of Options 13

                Sec. 6:9. Furnish Information 13

                Sec. 6:10. Obligation to Exercise; Termination of Employment 13

                Sec. 6:11. Agreement Provisions 13

                Article VII: Duration of Plan 14

                Article VIII: Amendment of Plan 14

                Article IX: General 14

                Sec. 9:1. Application of Funds 14

                Sec. 9:3. No Liability for Good Faith Determinations 14

                Sec. 9:4. Information Confidential 15

                Sec. 9:5. Other Benefits 15

                Sec. 9:6. Execution of Receipts and Releases 15

                Sec. 9:7. No Guarantee of Interests 15

                Sec. 9:8. Payment of Expenses 15

                Sec. 9:9. Company Records 15

                Sec. 9:10. Information 15

                Sec. 9:11. No Liability of Company 16

                Sec. 9:12. Company Action 16

                Sec. 9:13. Severability 16

                Sec. 9:14. Notices 16

                Sec. 9:15. Waiver of Notice 16

                Sec. 9:16. Successors 16

                Sec. 9:17. Headings 16

                Sec. 9:18. Governing Law 16

                Sec. 9:19. Word Usage 17

                Sec. 9:20. Remedies 17

                Article X: Approval of Shareholders 17

                2001 Stock Option Plan

                of

                Supreme Industries, Inc.

                This Supreme Industries, Inc. 2001 Stock Option Plan (the "Plan") provides for the granting of:

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

                Sec. 1:12. Options. "Options" shall mean either Incentive Stock Options or Nonstatutory Stock Options, or both.

                Sec. 1:13. Stock. "Stock" shall mean Company's authorized $.10 par value Class A Common Stock.

                Article II

                Stock and Maximum Number of Shares Subject to the Plan

                Sec. 2:1. Description of Stock and Maximum Shares Allocated. The Stock which Options granted hereunder give a Holder the right to purchase may be unissued or reacquired shares of Stock, as the Board of Directors may, in its sole and absolute discretion, from time to time determine. Subject to the adjustments in Sec. 6.6 hereof, the aggregate number of shares of Stock to be issued pursuant to the exercise of all Options granted hereunder may equal, but may not exceed, 750,000 shares of Company's Stock.

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

                Article III

                Administration of the Plan

                Sec. 3:1. Stock Option Committee. This Plan will be administered by a Committee consisting of between three and six members to be appointed by Company's Board of Directors. The members of the Stock Option Committee must be members of the Company's Board of Directors.

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

                Sec. 3:4. Committee's Powers. Subject to the express provisions hereof, the Committee shall have the authority, in its sole and absolute discretion to: (a) adopt, amend, and rescind administrative and interpretive rules and regulations relating to the Plan; (b) determine the terms and provisions of the respective Agreements (which need not be identical), including provisions defining or otherwise relating to: (i) subject to Article VI of the Plan, the term and the period or periods and extent of exercisability of the Options, (ii) the extent to which the transferability of shares of Stock issued upon exercise of Options is restricted, (iii) the effect of termination of employment upon the exercisability of the Options, and (iv) the effect of approved leaves of absence (consistent with any applicable regulations of the Internal Revenue Service); (c) accelerate the time of exercisability of any Option that has been granted; (d) construe the respective Option Agreements and the Plan; and (e) make all other determinations and perform all other acts necessary or advisable for administering the Plan, including the delegation of such ministerial acts and responsibilities as the Committee deems appropriate. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any Agreement in the manner and to the extent it shall deem expedient to carry it into effect, and it shall be the sole and final judge of such expediency. The determination of the Committee on the matters referred to in this Sec. 3.4 shall be final and conclusive.

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

                Article VI

                Terms and Conditions of Options

                All Options granted hereunder shall comply with, be deemed to include, and shall be subject to, the following terms and conditions:

                Sec. 6:1. Number of Shares. Each Agreement shall state the number of shares of Stock to which it relates. Except to the extent an Agreement otherwise provides, the following limitations shall apply to the exercise of each Option:

                A. First Year. A Holder may not exercise his or her Option during the first twelve (12) month period following the date of grant of such Option.

                B. After First Year. A Holder may exercise up to (but not more than) one-third of the total shares of Stock subject to his or her Option at any time after the first twelve (12) month period following the day of grant of such Option.

                C. After Second Year. A Holder may exercise up to (but not more than) two-thirds of the total shares of Stock subject to his or her Option at any time after the first twenty-four (24) month period following the date of grant of such Option.

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

                2. Additional Sec. 16b Requirements. Currently, with respect to Option holders subject to liability under Section 16b of the Act, such additional requirements include the following: (1) any previously owned shares of Stock used to satisfy the withholding obligation must have been held by the taxpayer for at least six (6) months, and any Option shares otherwise issuable hereunder to be withheld to satisfy such obligations may be so withheld only if both the exercise of the Option and the election to have shares withheld are made at least six (6) months after the date of grant; (2) the Option holder's election must be made: (a) at least six (6) months less one day prior to the date on which the option exercise becomes taxable, or (b) within a 10-day "window period" beginning on the third business day following the release of Company's annual or quarterly financial reports and ending on the twelfth day thereafter (but in no event later than the date the option exercise becomes taxable); (3) Company has been subject to the Act's reporting requirements for more than a year and has filed all reports and statements required to be filed pursuant to Section 13 of the Act; (4) Company regularly issues quarterly or annual summary statements of sales and earnings; (5) all members of the Committee administering the Plan with respect to Option holders subject to liability under Section 16b of the Act are "disinterested" in accordance with Rule 16b-3 promulgated under the Act; (6) the Committee will be empowered to consent to or disapprove an Option holder's withholding election; and (7) any withholding election will be required to be irrevocable.

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

                2. Disability. If a Holder ceases to be employed by at least one of the employers in the group of employers consisting of Company and its Affiliates by reason of disability (as defined in Sec. 22(e)(3) of the Code) and does not remain or thereupon become a director of Company or one or more of its Affiliates, or if the Holder ceases by reason of such disability to be a director of at least one of the corporations in the group of corporations consisting of Company and its Affiliates, the Holder shall have the right for ninety (90) days after the date of termination of employment with, or cessation of directorship of, such group of employers by reason of disability, whichever occurs later, to exercise an Option to the extent such Option is exercisable on the date of his or her termination of employment, and thereafter the Option shall terminate and cease to be exercisable.

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

                B. Term of Option. Notwithstanding any other provision of this Plan, including the provisions of Subsection A above, no Incentive Stock Option may be exercised after the expiration of ten (10) years from the date it was granted (or the period specified in Sec. 4.1, if applicable). The Committee may prescribe in any Agreement that the Option evidenced thereby may be exercised in full or in part as to any number of shares subject thereto at any time or from time to time during the term of the Option, or in such installments at such times during said term as the Committee may prescribe. Except as provided above and unless otherwise provided in any Agreement, an Option may be exercised at any time or from time to time during the term of the Option. Such exercise may be as to any or all whole (but no fractional) shares which have become purchasable under the Option.

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

                D. Issuance in Compliance With Securities Laws. Nothing herein or in any Option granted hereunder shall require Company to issue any shares upon exercise of any Option if such issuance would, in the opinion of counsel for Company, constitute a violation of the Securities Act of 1933, as amended, or any similar or superseding statute or statutes, or any other applicable statute or regulation, as then in effect.

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

                Sec. 6:7. Rights as a Shareholder. A Holder shall have no right as a shareholder with respect to any shares covered by his or her Option until a certificate representing such shares is issued to him or her. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash or other property) or distributions or other rights for which the record date is prior to the date such certificate is issued (except as provided in Sec. 6.6. Hereof).

                Sec. 6:8. Modification, Extension, and Renewal of Options. Subject to the terms and conditions of and within the limitations of the Plan, the Committee may modify, extend, or renew outstanding Options granted under the Plan, or accept the surrender of Options outstanding hereunder (to the extent not theretofore exercised) and authorize the granting of new Options hereunder in substitution therefor (to the extent not theretofore exercised). The Committee may not, however, without the consent of the Holder, modify any outstanding Incentive Stock Options so as to specify a lower exercise price or accept the surrender of outstanding Incentive Stock Options and authorize the granting of new Options in substitution therefor specifying a lower option price. In addition, no modification of an Option granted hereunder may, without the consent of the Holder, alter or impair any rights or obligations under any Option theretofore granted hereunder to such Holder under the Plan, except as may be necessary with respect to Incentive Stock Options to satisfy the requirements of Sec. 422 of the Code.

                Sec. 6:9. Furnish Information. Each Holder shall furnish to Company all information requested by Company to enable it to comply with any reporting or other requirements imposed upon Company by or under any applicable statute or regulation.

                Sec. 6:10. Obligation to Exercise; Termination of Employment. The granting of an Option hereunder shall impose no obligation upon the Holder to exercise the same or any part thereof. In the event of a Holder's termination of employment with Company or an Affiliate, the unexercised portion of an Option granted hereunder shall terminate in accordance with Sec. 6.4 hereof.

                Sec. 6:11. Agreement Provisions. The Agreements authorized under the Plan shall contain such provisions in addition to those required by the Plan (including, without limitation, restrictions or the removal of restrictions upon the exercise of the Option and the retention or transfer of shares thereby acquired) as the Committee deems advisable. Each Agreement shall identify the Option evidenced thereby as an Incentive Stock Option or Nonstatutory Stock Option, as the case may be, and no Agreement shall cover both an Incentive Stock Option and Nonstatutory Stock Option. Except as provided by Subsection B of Sec. 6.6, each Agreement relating to an Incentive Stock Option granted hereunder shall contain such limitations and restrictions upon the exercise of the Incentive Stock Option to which it relates as is necessary for the Incentive Stock Option to which such Agreement relates to constitute an incentive stock option, as defined in Sec. 422 of the Code.

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

                Sec. 9:14. Notices. Whenever any notice is required or permitted hereunder, such notice must be in writing and personally delivered or sent by mail. Any notice required or permitted to be delivered hereunder shall be deemed to be delivered on the date on which it is personally delivered, or, whether actually received or not, on the third business day after it is deposited in the United States mail, certified or registered, postage prepaid, addressed to the person who is to receive it at the address which such person has theretofore specified by written notice delivered in accordance herewith. Company or a Holder may change, at any time and from time to time, by written notice to the other, the address which it or he had theretofore specified for receiving notices. Until changed in accordance herewith, Company and each Holder shall specify as its and his or her address for receiving notices the address set forth in the Agreement pertaining to the shares to which such notice relates.

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

                Article X

                Approval of Shareholders

                The Plan shall take effect on the date it is adopted by the Board of Directors. However, if this Plan is not approved by the holders of a majority of the outstanding shares of Company's Class A and Class B Common Stock at the Annual Meeting of Shareholders scheduled to be held in 2001, any Options granted hereunder shall be null, void, and of no force and effect as of their grant date.

                IN WITNESS WHEREOF, Supreme Industries, Inc., acting by and through its officers hereunto duly authorized has executed this instrument to be effective the 31st day of January, 2001.

                SUPREME INDUSTRIES, INC.

                By: /s/

                Herbert M. Gardner,

                Chairman of the Board

                Exhibit 10.7

                AMENDMENT NO. 1

                TO

                2001 STOCK OPTION PLAN

                OF

                SUPREME INDUSTRIES, INC.

                By means of a 2001 Stock Option Plan (the "Plan") dated January 31, 2001, Supreme Industries, Inc. (the "Company") put into effect a Stock Option Plan for the benefit of its officers, employees, and advisors.

                Article VIII of the Plan permits the Board of Directors of the Company to amend the Plan from time to time.

                In order to provide a more accurate method for determining the fair market value of the Company's stock, at its meeting held on May 2, 2001, the Company's Board of Directors passed a resolution agreeing to amend the Plan so as to provide for a more accurate method.

                The purpose of this Amendment is to amend the Plan by deleting Section 1:8 in its entirety and substituting therefor the following:

                "Sec. 1:8. Fair Market Value. 'Fair Market Value' shall mean, if the Stock is traded on an established market or exchange, the closing price of the Stock on the market or exchange on which the Stock is traded on the immediately preceding business day, and if the Stock is not so traded or the Stock does not trade on a relevant date, the value determined in good faith by the Board of Directors. For purposes of valuing Incentive Stock Options, the Fair Market Value of Stock shall be determined without regard to any restriction other than one which, by its terms, will never lapse."

                DATED to be effective May 2, 2001.

                SUPREME INDUSTRIES, INC.

                By: /s/

                Herbert M. Gardner

                Chairman of the Board

                Exhibit 21.1

                Subsidiaries of the Registrant (a)

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

                Exhibit 23.1

                CONSENT OF INDEPENDENT ACCOUNTANTS

                We consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-3 (File No. 33-64047) and on Form S-8 (File Nos. 333-89867 and 33-59343) and in the related Prospectus of our report dated February 8, 2002 on our audit of the consolidated financial statements and financial statement schedule of Supreme Industries, Inc. and its subsidiaries as of December 31, 2001 and for the year then ended, which report is included in this Annual Report on Form 10-K.

                /s/Crowe, Chizek and Company LLP

                South Bend, Indiana
                March 22, 2002

                Exhibit 23.2

                CONSENT OF INDEPENDENT ACCOUNTANTS

                We hereby consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-3 (File No. 33-64047) and on Form S-8 (File Nos. 333-89867 and 33-59343) and in the related Prospectus of our report dated February 2, 2001, relating to the financial statements and financial statement schedule of Supreme Industries, Inc. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, which report is included in this Annual Report on Form 10-K.

                /s/ PricewaterhouseCoopers LLP

                Chicago, Illinois

                March 22, 2002