Form 10-Q
period 2002-03-31
SUPREME INDUSTRIES INC
filed 2002-05-08
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended March 31, 2002
	OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the transition period from _____ to _____

Commission File No. 1-8183

SUPREME INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		75-1670945
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)

16441 C.R. 38, P.O. Box 237, Goshen, Indiana 46528
(Address of principal executive offices)

Registrant's telephone number, including area code: (574) 642-3070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at May 3, 2002
	Class A	8,878,317
	Class B	1,917,394

SUPREME INDUSTRIES, INC.

CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3 & 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7, 8 & 9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	9 & 10

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

Page 2 of 12

Part I. Financial Information

Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001
Assets	(Unaudited)

Current assets:
Cash and cash equivalents.......................................	$192,621	$192,662
Accounts receivable, net..........................................	19,399,564	20,526,224
Inventories...............................................................	29,036,774	26,741,761
Deferred income taxes.............................................	1,353,315	1,353,315
Other current assets.................................................	1,919,919	1,946,978

Total current assets........................................	51,902,193	50,760,940

Property, plant and equipment, at cost......................	68,595,776	68,514,749
Less, Accumulated depreciation and amortization..	30,013,106	29,578,346

Property, plant and equipment, net..............	38,582,670	38,936,403

Intangible assets, net....................................................	920,973	938,576
Other assets...................................................................	965,381	973,139

Total assets......................................................	$92,371,217	$91,609,058

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 12

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

	March 31,	December 31,
	2002	2001
Liabilities and Stockholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt.......................	$4,278,239	$4,303,239
Trade accounts payable...........................................	9,804,828	7,906,418
Accrued income taxes..............................................	815,717	660,607
Other accrued liabilities...........................................	7,387,964	8,479,341

Total current liabilities..................................	22,286,748	21,349,605

Long-term debt.............................................................	12,099,181	13,075,971

Deferred income taxes..................................................	1,761,476	1,710,718

Other long-term liabilities...........................................	277,351	396,834

Total liabilities................................................	36,424,756	36,533,128

Stockholders' equity.....................................................	55,946,461	55,075,930

Total liabilities and stockholders' equity.....	$92,371,217	$91,609,058

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 12
Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Revenues.......................................................................	$49,843,683	$57,267,419

Costs and expenses:
Cost of sales.............................................................	42,969,974	49,170,730
Selling, general and administrative.........................	5,316,552	5,461,552
Interest.....................................................................	274,351	742,926
	48,560,877	55,375,208
Income before income taxes...........................	1,282,806	1,892,211

Income taxes...................................................................	481,000	718,000

Net income......................................................	$801,806	$1,174,211

Earnings per share:
Basic.................................................................	$.07	$.11
Diluted..............................................................	.07	.11

Shares used in the computation of earnings per share:
Basic.................................................................	10,798,384	10,841,567
Diluted..............................................................	10,974,904	10,865,251

The accompanying notes are a part of the consolidated financial statements.

Page 5 of 12
Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Cash flows from operating activities:
Net income..............................................................	$801,806	$1,174,211
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization..................	1,075,870	1,111,650
Loss (gain) on disposal of equipment........	3,114	(9,467)
Changes in operating assets and liabilities	(179,151)	2,666,157

Net cash provided by operating activities....	1,701,639	4,942,551

Cash flows from investing activities:
Additions to property, plant and equipment............	(707,948)	(371,982)
Proceeds from disposal of equipment......................	300	26,296
(Increase) decrease in other assets...........................	7,758	(79,147)

Net cash used in investing activities...............	(699,890)	(424,833)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt..................................................	6,820,993	20,160,095
Repayments of revolving line of credit and other
long-term debt..................................................	(7,822,783)	(24,185,211)
Acquisition of treasury stock...................................	---	(392,425)

Net cash used in financing activities..............	(1,001,790)	(4,417,541)

Increase (decrease) in cash and cash equivalents.......	(41)	100,177

Cash and cash equivalents, beginning of period........	192,662	184,004

Cash and cash equivalents, end of period...................	$192,621	$284,181

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 12

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 31, 2001 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

		March 31,	December 31,
		2002	2001
	Raw materials..............................	$17,207,274	$15,974,583
	Work-in-progress.........................	4,404,066	3,501,635
	Finished goods.............................	7,425,434	7,265,543
		$29,036,774	$26,741,761

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method and bills of materials. The Company has historically had favorable and unfavorable quarterly adjustments resulting from periodic physical inventories. The Company is continuing to refine its costing procedures for valuation of interim inventories in an effort to minimize book to physical inventory adjustments.

NOTE C - INTANGIBLE ASSETS

Intangible assets at March 31, 2002 subject to amortization consist of favorable lease commitments aggregating $1,048,167 less accumulated amortization of $862,208. Amortization expense for the three months ended March 31, 2002 was $17,603 and annual amortization expense is estimated to be $70,412 for 2002, $51,542 for each of the years 2003 and 2004 and $30,066 for 2005.

Intangible assets at March 31, 2002 not subject to amortization because they have indefinite lives consist of goodwill aggregating $2,330,864 less accumulated amortization of $1,595,850.

Page 7 of 12
NOTE D - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows (in Thousands):

		Three Months Ended
		March 31,
		2002	2001
	Weighted average number of
	shares outstanding (used in
	computation of basic earnings
	per share)	10,798	10,842

	Effect of dilutive stock options	177	23

	Diluted shares outstanding (used
	in computation of diluted
	earnings per share)	10,975	10,865

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) other intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to 40 years. The effect of adopting SFAS No. 142 was to increase net income for the three months ended March 31, 2002 by $25,942. Adjusted net income for the three months ended March 31, 2001, as if the provisions of SFAS No. 142 had been applied retroactively to the beginning of that period, would have been $1,200,153 or $.11 per basic and diluted share.

The Company also adopted SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The adoption of SFAS No. 144 is not expected to have any significant effect on the Company's financial position or results of operations.

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

Page 8 of 12
NOTE F - RECLASSIFICATIONS

Certain items in the accompanying March 31, 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. The reclassifications had no impact on stockholders' equity, net income or cash flows as previously presented.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended March 31, 2002 decreased $7.5 million to $49.8 million from $57.3 million for the quarter ended March 31, 2001. The decline in revenues relates primarily to an industry-wide weakness in demand for the Company's products and, to a lesser extent, a delay in the start of the spring fleet shipments. This delay resulted from the inability of the chassis manufacturer to meet the original start date of the production run.

Gross profit as a percentage of revenues decreased to 13.8% for the quarter ended March 31, 2002 compared to 14.1% for the quarter ended March 31, 2001. The Company incurs certain startup expenses when preparing for the production of a large national fleet. These expenses are primarily in the area of non bill of material items purchased and certain labor costs incurred in advance of the start of production. Due to the delay in the 2002 spring fleet shipments, the Company incurred expenses of this nature during the first three months of 2002 without the recognition of the corresponding revenues. These increases in material and labor costs were partially offset by declines in overhead and delivery expenses as a percentage of revenues. These declines resulted from the Company's ongoing efforts to reduce operating costs.

Selling, general and administrative expenses as a percentage of revenues increased to 10.7% for the quarter ended March 31, 2002 from 9.5% for the quarter ended March 31, 2001. Selling expenses remained unchanged as a percentage of revenues while general and administrative expenses increased slightly. While many of the expenses in the general and administrative category are relatively fixed, the Company expects to experience a decline in depreciation expense beginning in the fourth quarter of 2002. This decline in the second largest general and administrative expense is expected to result from the full amortization of the Company's investment in operating software in the fall of 1999.

Interest expense decreased $468,575 to $274,351 for the quarter ended March 31, 2002 from $742,926 for the prior year comparable quarter. The Company achieved the significant interest expense decline by reducing long-term debt by approximately 40% during the twelve months ended March 31, 2002 coupled with the decline in interest rates during the same period. The Company also achieved significant interest expense reductions by negotiating more favorable terms with chassis manufacturers on the Company's consigned chassis inventories.

Page 9 of 12
Net income for the three months ended March 31, 2002 was $801,806 compared to $1,174,211 for the three months ended March 31, 2001. Basic and diluted earnings were $.07 per share for the quarter ended March 31, 2002 compared to $.11 per share for the quarter ended March 31, 2001.

Liquidity and Capital Resources

Cash flows from operating activities were the major sources of funds for operations, capital expenditures and to service debt during the first three months of 2002. The largest components of cash provided by operations were increased trade accounts payable of $1.9 million, decreased accounts receivable of $1.1 million, depreciation and amortization of $1.1 million and net income of $.8 million. The largest components of cash used by operations were increased inventories of $2.3 million and a reduction in other accrued liabilities of $1.1 million. The increase in inventories relates to materials purchased for the production of a large fleet order in the second quarter of 2002.

The Company invested $.7 million in property, plant and equipment during the first three months of 2002 compared to $.4 million during the first three months of 2001.

The significant financing activity which used cash was a $1.0 million reduction in long-term debt.

The Company believes that cash flows generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the remainder of 2002.

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. When used in this report, words such as "believe," "expect," "anticipate," "estimate," "intend," and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials and severe interest rate increases. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.
Page 10 of 12

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits: None

b)	Reports on Form 8-K: None

Page 11 of 12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		SUPREME INDUSTRIES, INC.

DATE: May 8, 2002		BY: /s/ ROBERT W. WILSON
		Robert W. Wilson
		Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

		(Signing on behalf of the Registrant and as Principal Financial Officer)

Page 12 of 12