Form 10-Q
period 2002-06-30
SUPREME INDUSTRIES INC
filed 2002-08-13
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended June 30, 2002
	OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the transition period from _____ to _____

Commission File No. 1-8183

SUPREME INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		75-1670945
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)

2581 E. Kercher Rd., P.O. Box 237, Goshen, Indiana 46528
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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at August 9, 2002
	Class A	8,908,988
	Class B	1,917,394

Page 1 of 15
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

Page 2 of 15

Part I. Financial Information

Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001
Assets	(Unaudited)

Current assets:
Cash and cash equivalents.......................................	$5,348,676	$192,662
Accounts receivable, net..........................................	17,411,046	20,526,224
Inventories...............................................................	25,998,462	26,741,761
Deferred income taxes.............................................	1,353,315	1,353,315
Other current assets.................................................	2,217,756	1,946,978

Total current assets........................................	52,329,255	50,760,940

Property, plant and equipment, at cost......................	67,887,424	68,514,749
Less, Accumulated depreciation and amortization..	29,716,432	29,578,346

Property, plant and equipment, net..............	38,170,992	38,936,403

Intangible assets, net....................................................	903,370	938,576
Other assets...................................................................	957,623	973,139

Total assets......................................................	$92,361,240	$91,609,058

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 15

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

	June 30,	December 31,
	2002	2001
Liabilities and Stockholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt.......................	$5,803,461	$4,303,239
Trade accounts payable...........................................	7,946,985	7,906,418
Accrued income taxes..............................................	1,294,201	660,607
Other accrued liabilities...........................................	8,012,181	8,479,341

Total current liabilities..................................	23,056,828	21,349,605

Long-term debt.............................................................	9,067,990	13,075,971

Deferred income taxes..................................................	1,754,406	1,710,718

Other long-term liabilities...........................................	296,207	396,834

Total liabilities................................................	34,175,431	36,533,128

Stockholders' equity.....................................................	58,185,809	55,075,930

Total liabilities and stockholders' equity.....	$92,361,240	$91,609,058

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 15

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenues.............................................................	$59,537,510	$60,890,049	$109,381,193	$118,157,468

Costs and expenses:
Cost of sales..................................................	49,543,691	51,495,572	92,513,665	100,666,302
Selling, general and administrative...............	6,159,079	5,988,587	11,475,631	11,450,138
Interest..........................................................	273,240	628,199	547,591	1,371,125
	55,976,010	58,112,358	104,536,887	113,487,565

Income before income taxes................	3,561,500	2,777,691	4,844,306	4,669,903

Income taxes........................................................	1,398,000	1,177,000	1,879,000	1,895,000

Net income ...........................................	$2,163,500	$1,600,691	$2,965,306	$2,774,903

Earnings per share:...........................................
Basic......................................................	$.20	$.15	$.27	$.26
Diluted...................................................	.19	.15	.27	.26

Shares used in the computation of earnings
per share:.....................................................
Basic......................................................	10,811,533	10,798,796	10,804,995	10,820,063
Diluted...................................................	11,105,010	10,867,778	11,029,284	10,876,689

The accompanying notes are a part of the consolidated financial statements.

Page 5 of 15

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2002	2001
Cash flows from operating activities:
Net income..............................................................	$2,965,306	$2,774,903
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization..................	2,154,410	2,279,203
Loss (gain) on disposal of equipment........	14,178	(10,367)
Changes in operating assets and liabilities	3,794,700	3,915,319

Net cash provided by operating activities....	8,928,594	8,959,058

Cash flows from investing activities:
Additions to property, plant and equipment............	(1,374,821)	(826,264)
Proceeds from disposal of equipment......................	6,850	27,196
(Increase) decrease in other assets...........................	15,516	(59,718)

Net cash used in investing activities...............	(1,352,455)	(858,786)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt..................................................	11,511,811	35,863,174
Repayments of revolving line of credit and other
long-term debt..................................................	(14,019,570)	(43,541,110)
Proceeds from exercise of stock options..................	87,634	---
Acquisition of treasury stock...................................	---	(406,994)

Net cash used in financing activities..............	(2,420,125)	(8,084,930)

Increase in cash and cash equivalents.........................	5,156,014	15,342

Cash and cash equivalents, beginning of period........	192,662	184,004

Cash and cash equivalents, end of period...................	$5,348,676	$199,346

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 15

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

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:
	June 30,	December 31,
	2002	2001
Raw materials........................	$16,414,806	$15,974,583
Work-in-progress...................	3,054,044	3,501,635
Finished goods.......................	6,529,612	7,265,543
	$25,998,462	$26,741,761

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

NOTE C - INTANGIBLE ASSETS

Intangible assets at June 30, 2002 subject to amortization consist of favorable lease commitments aggregating $1,048,167 less accumulated amortization of $879,811. Amortization expense for the three and six months ended June 30, 2002 was $17,603 and $35,206, respectively. Annual amortization expense is estimated to be $70,412 for 2002, $51,542 for each of the years 2003 and 2004 and $30,066 for 2005.

Intangible assets at June 30, 2002 not subject to amortization because they have indefinite lives consist of goodwill aggregating $2,330,864 less accumulated amortization of $1,595,850.

Page 7 of 15

NOTE D - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2002	2001	2002	2001
Weighted average number of
shares outstanding (used
in computation of basic
	earnings per share)	10,812	10,799	10,805	10,820

Effect of dilutive stock options		293	69	224	57

Diluted shares outstanding
(used in computation of
	diluted earnings per share)	11,105	10,868	11,029	10,877

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) other intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to 40 years. The effect of adopting SFAS No. 142 was to increase net income for the three and six months ended June 30, 2002 by $25,942 and $51,884, respectively. Adjusted net income for the three and six months ended June 30, 2001, as if the provisions of SFAS No. 142 had been applied retroactively to the beginning of those periods, would have been $1,626,633 or $.15 per basic and diluted share, and $2,826,787 or $.26 per basic and diluted share, respectively.

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

Page 8 of 15
NOTE F - RECLASSIFICATIONS

Certain items in the accompanying June 30, 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. The reclassifications had no impact on stockholders' equity, net income or cash flows as previously presented.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended June 30, 2002 decreased $1.4 million to $59.5 million from $60.9 million for the quarter ended June 30, 2001. Revenues for the six months ended June 30, 2002 decreased $8.8 million to $109.4 from $118.2 million for the six months ended June 30, 2001. The decline in revenues for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001 relates primarily to an industry-wide weakness in demand for the Company's products. However, the Company is beginning to see improving market conditions as evidenced by the relatively flat sales comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001.

Gross profit as a percentage of revenues increased to 16.8% for the quarter ended June 30, 2002 compared to 15.4% for the quarter ended June 30, 2001. Gross profit as a percentage of revenues increased to 15.4% for the six months ended June 30, 2002 compared to 14.8% for the six months ended June 30, 2001. The improvements in gross profit resulted from lower material cost which was partially offset by increased labor and overhead expenses. The improved material cost resulted from a favorable physical inventory adjustment at the Company's main facility in Indiana, a change in product mix, declines in prices paid for certain raw material commodities and from improvements in scrap expense at the Company's fiberglass reinforced plywood supply facility. The increase in labor costs resulted from the Company outsourcing production labor in order to complete a large fleet order. The increase in overhead costs resulted, in part, from the rising cost of group health and business insurance. During the quarter ended June 30, 2002, the Company announced the closing of its North Carolina manufacturing facility and recorded charges totaling $204,000 relating to employee severance, vacation and inventory write-downs. Management does not anticipate any significant additional costs related to this plant closure.

Selling, general and administrative expenses as a percentage of revenues increased to 10.3% for the quarter ended June 30, 2002 compared to 9.8% for the quarter ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues increased to 10.5% for the six months ended June 30, 2002 compared to 9.7% for the six months ended June 30, 2001. For the three and six months ended June 30, 2002, an increase in general and administrative expenses as a percentage of revenues was partially offset by a decrease in selling expenses. The increase in general and administrative expenses was principally attributable to an investment in personnel to improve engineering and bill of material accuracy.

Page 9 of 15
Interest expense for the quarter ended June 30, 2002 decreased $354,959 to $273,240 from $628,199 for the quarter ended June 30, 2001. Interest expense for the six months ended June 30, 2002 decreased $823,534 to $547,591 from $1,371,125 for the six months ended June 30, 2001. The Company achieved the significant interest expense decline by reducing debt by 36% during the twelve months ended June 30, 2002 coupled with the decline in interest rates during the same period. The Company also achieved significant interest expense reductions by negotiating more favorable terms with chassis manufacturers on the Company's consigned chassis inventories.

Net income for the quarter ended June 30, 2002 was $2,163,500 compared to $1,600,691 for the quarter ended June 30, 2001. Net income for the six months ended June 30, 2002 was $2,965,306 compared to $2,774,903 for the six months ended June 30, 2002. Basic earnings per share for the three and six months ended June 30, 2002 were $.20 and $.27, respectively, compared to $.15 and $.26, respectively, for the three and six months ended June 30, 2001. Diluted earnings per share for the three and six months ended June 30, 2002 were $.19 and $.27, respectively, compared to $.15 and $.26, respectively, for the three and six months ended June 30, 2001.

Liquidity and Capital Resources

Cash flows from operating activities were the major sources of funds for operations, capital expenditures and to service debt during the first six months of 2002. The largest components of cash provided by operations were decreased accounts receivable of $3.1 million, net income of $3.0 million, depreciation and amortization of $2.2 million and decreased inventories of $.7 million. The largest component of cash used by operations was a reduction of other accrued liabilities of $.5 million.

The Company invested $1.4 million in property, plant and equipment during the first six months of 2002 compared to $.8 million during the first six months of 2001.

The significant financing activity which used cash during the first six months of 2002 was a $2.5 million reduction in debt.

The Company believes that cash flows generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the remainder of 2002.

Page 10 of 15
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

Page 11 of 15
PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Supreme Industries, Inc.'s annual meeting of stockholders was held on May 1, 2002. Below is a summary of matters voted upon at that meeting.

a)	The following individuals were elected Directors by the holders of the Company's Class A Common Stock by a vote of 6,552,728 to 505,678 with no abstentions:

Rick L. Horn
Rice M. Tilley, Jr.
H. Douglas Schrock

The following individuals were elected Directors by the holders of the Company's Class B Common Stock by a vote of 1,917,394 to 0 with no abstentions:

William J. Barrett
Robert J. Campbell
Thomas Cantwell
Herbert M. Gardner
Omer G. Kropf
Robert W. Wilson

b)	Crowe, Chizek and Company LLP was ratified as the Company's independent auditors by the holders of the Company's Class A Common Stock by a vote of 6,662,108 to 393,275 with 3,023 abstaining.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

Exhibit 99.1 - Certification of Chief Executive Officer
Exhibit 99.2 - Certification of Chief Financial Officer

b)	Reports on Form 8-K: None

Page 12 of 15
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

DATE: August 13, 2002		BY: /s/ ROBERT W. WILSON
Robert W. Wilson
Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

(Signing on behalf of the Registrant and as Principal Financial Officer)

Page 13 of 15
Exhibit 99.1

Certification of Chief Executive Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2002 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-Q fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2002

/s/ Herbert M. Gardner Chief Executive Officer

Page 14 of 15
Exhibit 99.2

Certification of Chief Financial Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 30, 2002 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-Q fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2002

/s/ Robert W. Wilson Chief Financial Officer

Page 15 of 15