Form 10-Q
period 2002-09-30
SUPREME INDUSTRIES INC
filed 2002-11-07
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended September 28, 2002
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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at November 7, 2002
	Class A	8,918,687
	Class B	1,917,394

Page 1 of 19
SUPREME INDUSTRIES, INC.

CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3 & 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7, 8 & 9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	9, 10 & 11

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

CERTIFICATIONS		14-17

Page 2 of 19

Part I. Financial Information

Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 28,	December 31,
	2002	2001
Assets	(Unaudited)

Current assets:
Cash and cash equivalents.......................................	$1,986,236	$192,662
Accounts receivable, net.........................................	18,689,465	20,526,224
Inventories...............................................................	25,411,659	26,741,761
Deferred income taxes.............................................	1,353,315	1,353,315
Other current assets.................................................	3,444,746	1,946,978

Total current assets........................................	50,885,421	50,760,940

Property, plant and equipment, at cost......................	67,475,993	68,514,749
Less, Accumulated depreciation and amortization..	30,122,896	29,578,346

Property, plant and equipment, net..............	37,353,097	38,936,403

Intangible assets, net....................................................	885,767	938,576
Other assets...................................................................	949,865	973,139

Total assets......................................................	$90,074,150	$91,609,058

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 19

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

	September 28,	December 31,
	2002	2001
Liabilities and Stockholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt.......................	$5,039,978	$4,303,239
Trade accounts payable...........................................	7,920,705	7,906,418
Accrued income taxes.............................................	909,615	660,607
Other accrued liabilities..........................................	7,413,604	8,479,341

Total current liabilities..................................	21,283,902	21,349,605

Long-term debt.............................................................	8,101,000	13,075,971

Deferred income taxes..................................................	1,769,483	1,710,718

Other long-term liabilities...........................................	256,000	396,834

Total liabilities................................................	31,410,385	36,533,128

Stockholders' equity.....................................................	58,663,765	55,075,930

Total liabilities and stockholders' equity.....	$90,074,150	$91,609,058

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 19

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2002	2001	2002	2001
Revenues...........................................................	$50,977,060	$53,862,738	$160,358,253	$172,020,206

Costs and expenses:
Cost of sales................................................	44,697,538	46,916,199	137,211,203	147,582,501
Selling, general and administrative.............	5,384,100	5,145,897	16,859,731	16,596,035
Interest.........................................................	200,745	428,501	748,336	1,799,626
	50,282,383	52,490,597	154,819,270	165,978,162

Income before income taxes	694,677	1,372,141	5,538,983	6,042,044

Income taxes.......................................................	270,000	506,000	2,149,000	2,401,000

Net income..........................................	$424,677	$866,141	$3,389,983	$3,641,044

Earnings per share:..........................................
Basic.....................................................	$.04	$.08	$.31	$.34
Diluted..................................................	.04	.08	.31	.34

Shares used in the computation of earnings
per share:...................................................
Basic.....................................................	10,830,523	10,798,384	10,813,598	10,812,758
Diluted..................................................	10,993,212	10,875,809	11,014,312	10,881,497

The accompanying notes are a part of the consolidated financial statements.

Page 5 of 19

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 28,	September 30,
	2002	2001
Cash flows from operating activities:
Net income..........................................................	$3,389,983	$3,641,044
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization..............	3,166,158	3,392,916
Loss (gain) on disposal of equipment...	19,505	(10,367)
Changes in operating assets and
liabilities.........................................	1,866,651	5,900,289

Net cash provided by operating activities	8,442,297	12,923,882

Cash flows from investing activities:
Additions to property, plant and equipment........	(1,561,949)	(1,303,522)
Deposit................................................................	(1,000,000)	---
Proceeds from disposal of equipment.................	12,400	27,196
(Increase) decrease in other assets......................	23,274	(43,546)

Net cash used in investing activities.........	(2,526,275)	(1,319,872)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt..............................................	14,258,925	46,724,607
Repayments of revolving line of credit and
other long-term debt.....................................	(18,497,157)	(57,902,408)
Proceeds from exercise of stock options.............	123,939	---
Acquisition of treasury stock..............................	(8,155)	(406,994)

Net cash used in financing activities.........	(4,122,448)	(11,584,795)

Increase in cash and cash equivalents....................	1,793,574	19,215

Cash and cash equivalents, beginning of period...	192,662	184,004

Cash and cash equivalents, end of period..............	$1,986,236	$203,219

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 19

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

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three and nine months ended September 28, 2002 and September 30, 2001 are for 13 and 39 week periods, respectively.

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:
	September 28,	December 31,
	2002	2001
Raw materials........................	$13,698,997	$15,974,583
Work-in-progress...................	5,091,429	3,501,635
Finished goods.......................	6,621,233	7,265,543
	$25,411,659	$26,741,761

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

NOTE C - INTANGIBLE ASSETS

Intangible assets at September 28, 2002 subject to amortization consist of favorable lease commitments aggregating $1,048,167 less accumulated amortization of $897,414. Amortization expense for the three and nine months ended September 28, 2002 was $17,603 and $52,809, respectively. Annual amortization expense is estimated to be $70,412 for 2002, $51,542 for each of the years 2003 and 2004 and $30,066 for 2005.

Page 7 of 19

Intangible assets at September 28, 2002 not subject to amortization because they have indefinite lives consist of goodwill aggregating $2,330,864 less accumulated amortization of $1,595,850.

NOTE D - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows (in thousands):

			Three Months Ended		Nine Months Ended
			September 28,	September 30,	September 28,	September 30,
			2002	2001	2002	2001
Weighted average number
of shares outstanding
(used in computation
of basic earnings per
		share)	10,831	10,798	10,814	10,813

Effect of dilutive stock
		options	162	78	200	68

Diluted shares outstanding
(used in computation
of diluted earnings per
		share)	10,993	10,876	11,014	10,881

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) other intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to 40 years. The effect of adopting SFAS No. 142 was to increase net income for the three and nine months ended September 28, 2002 by $25,942 and $77,826, respectively. Adjusted net income for the three and nine months ended September 30, 2001, as if the provisions of SFAS No. 142 had been applied retroactively to the beginning of those periods, would have been $892,083 or $.08 per basic and diluted share, and $3,718,870 or $.34 per basic and diluted share, respectively.

Page 8 of 19
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

NOTE F - RECLASSIFICATIONS

Certain items in the accompanying September 30, 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. The reclassifications had no impact on stockholders' equity, net income or cash flows as previously presented.

ITEM 2.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended September 28, 2002 decreased $2.9 million to $51.0 million from $53.9 million for the quarter ended September 30, 2001. Revenues for the nine months ended September 28, 2002 decreased $11.7 million to $160.3 million from $172.0 million for the nine months ended September 30, 2001. For the three and nine months ended September 28, 2002, the Company's truck division, which comprises approximately 80% of total revenues, experienced decreased revenues of 2.4% and 2.3%, respectively, as compared to the prior year comparable periods. The remaining 20% of total revenues is generated by the Company's bus division which experienced decreased revenues of 30.5% and 22.7%, respectively, for the comparable periods. The decline in bus division revenues is attributable to industry-wide weakness in demand as a result of decreased activity in travel-related industries.

Gross profit as a percentage of revenues decreased to 12.3% for the quarter ended September 28, 2002 compared to 12.9% for the quarter ended September 30, 2001. Gross profit as a percentage of revenues increased to 14.4% for the nine months ended September 28, 2002 compared to 14.2% for the nine months ended September 30, 2001. The decline in gross profit for the third quarter of 2002 is primarily the result of the rising cost of group health and business insurance.

Selling, general and administrative expenses as a percentage of revenues increased to 10.6% for the quarter ended September 28, 2002 compared to 9.6% for the quarter ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues increased to 10.5% for the nine months ended September 28, 2002 compared to 9.6% for the nine months ended September 30, 2001. For the three and nine months ended September 28, 2002, selling expenses remained relatively unchanged as a percentage of revenues while general and administrative expenses increased as a percentage of revenues. The increase in general and administrative expenses was a result of an investment in personnel to improve engineering and bill of material accuracy coupled with the fixed nature of certain general and administrative expenses.

Page 9 of 19
Interest expense for the quarter ended September 28, 2002 decreased $227,756 to $200,745 from $428,501 for the quarter ended September 30, 2001. Interest expense for the nine months ended September 28, 2002 decreased $1,051,290 to $748,336 from $1,799,626 for the nine months ended September 30, 2001. The Company achieved the significant interest expense decline by reducing debt 34% during the twelve months ended September 28, 2002.

Net income for the quarter ended September 28, 2002 was $424,677 compared to $866,141 for the quarter ended September 30, 2001. Net income for the nine months ended September 28, 2002 was $3,389,983 compared to $3,641,044 for the nine months ended September 30, 2001. Basic and diluted earnings per share for the three and nine months ended September 28, 2002 were $.04 and $.31, receptively, compared to $.08 and $.34, respectively, for the three and nine months ended September 30, 2001.

Liquidity and Capital Resources

Cash flows from operating activities were the major sources of funds for operations, capital expenditures and to service debt during the first nine months of 2002. The largest components of cash provided by operations were net income of $3.4 million and depreciation and amortization of $3.2 million.

The Company invested $1.6 million in property, plant and equipment during the first nine months of 2002 compared to $1.3 million during the first nine months of 2001. In addition, the Company elected to make an interest-bearing cash deposit of $1.0 million during the third quarter of 2002 to secure the payment of premium and other amounts due under certain policies of insurance. The cash deposit replaces a previously issued letter of credit.

The significant financing activity which used cash was a $4.2 million reduction in long-term debt.

The Company believes that cash flows generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the remainder of 2002.

Page 10 of 19
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

ITEM 4.		CONTROLS AND PROCEDURES

	a)	Evaluation of disclosure controls and procedures.

The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

	b)	Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Page 11 of 19

PART II. OTHER INFORMATION

ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits:

Exhibit 99.1 - Certification of Chief Executive Officer
Exhibit 99.2 - Certification of Chief Financial Officer

	b)	Reports on Form 8-K: None

Page 12 of 19
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

DATE: November 7, 2002			BY: /s/ ROBERT W. WILSON
Robert W. Wilson
Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

(Signing on behalf of the Registrant and as Principal Financial Officer)

Page 13 of 19
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Herbert M. Gardner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Supreme Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Page 14 of 19
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Herbert M. Gardner
Chief Executive Officer

Page 15 of 19
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert W. Wilson, certify that:

1	I have reviewed this quarterly report on Form 10-Q of Supreme Industries, Inc.;

2	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Page 16 of 19
6	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Robert W. Wilson
Chief Financial Officer

Page 17 of 19
Exhibit 99.1

Certification of Chief Executive Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 28, 2002 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 7, 2002

/s/ Herbert M. Gardner
Chief Executive Officer

Page 18 of 19
Exhibit 99.2

Certification of Chief Financial Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 28, 2002 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 7, 2002

/s/ Robert W. Wilson
Chief Financial Officer

Page 19 of 19