Form 10-K
period 2002-12-28
SUPREME INDUSTRIES INC
filed 2003-03-20
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 28, 2002.
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____.

Commission File No. 1-8183

SUPREME INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	75-1670945
(State of Incorporation)	(IRS Employer Identification No.)

P.O. Box 237, 2581 E. Kercher Road, Goshen, Indiana	46528
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) - (574) 642-3070

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock ($.10 Par Value)	American Stock Exchange
(Title of each class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of the From 10-K or any amendment hereto. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2002: $42,551,026

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2003
Class A Common Stock ($.10 Par Value)	8,897,986 shares
Class B Common Stock ($.10 Par Value)	1,917,394 shares

Documents Incorporated by Reference

Parts of Form 10-K Into Which the
Document	Document is Incorporated
Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 8, 2003	Part III

The Index to Exhibits is on page 47 in the sequential numbering system. Total pages 67

Page 1 of 67

PART 1

ITEM 1.	BUSINESS.

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

Van bodies. Supreme's van bodies are typically fabricated up to 28 feet in length with pre-painted aluminum or FRP panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. This product is used for diversified dry freight transportation.

Page 2 of 67
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

Iner-City® cutaway van bodies. Aluminum or FRP cutaway van bodies are manufactured on cutaway chassis which are available with access to the cargo area from the cab. The Iner-City® cutaway van body is similar to the regular van body except for floor construction and shorter length (10 to 15 feet) as compared with van bodies which are constructed to lengths of up to 28 feet.

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

StarTrans® trolleys. Supreme's StarTrans® trolley line is similar in size to the mid-size bus line but resembles a San Francisco trolley car. It is marketed to resort areas, theme parks and cities desiring unique transportation vehicles.

Customized trailers. Supreme manufactures a variety of customized trailers for special needs, including mobile laboratories, antique and race car haulers, and trailers for the broadcasting industry.

Stake bodies. Stake bodies are flatbeds with various configurations of removable sides. The stake body is utilized for a broad range of agricultural and construction industries transportation needs.

Page 3 of 67
Chiller®, Kold King®, Nordica®, Iner-City®, Spartan, StarTrans®, and Fuel Shark are trademarks used by Supreme in its marketing of truck bodies and buses. Chiller®, Kold King®, Nordica®, Iner-City®, and StarTrans® are trademarks registered in the U.S. Patent and Trademark Office.

Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies and garbage packers. Neither Supreme nor any of its competitors manufacture every type of specialized vehicle. Supreme intends to continue to expand its products line, but there is no assurance that it will do so.

Manufacturing

Supreme's manufacturing facilities are located in Goshen, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California and Jonestown, Pennsylvania. Supreme's management estimates that the capacity utilization of its plants and equipment ranges from 60% to 90% of capacity when annualized on a one-shift basis. At various times during the year, several of the Company's plants operate at 100% capacity to meet fleet requirements.

Supreme builds specialized truck bodies and installs other equipment on truck chassis, most of which are provided by bailment pool arrangements or are owned by dealers or end-users. These truck bodies are built on an assembly line from engineered structural components, such as floors, roofs, and wall panels. These components are manufactured from Supreme's proprietary designs and are installed on the truck chassis. Supreme then installs optional equipment and applies any special finishes that the customer has specified. At each step of the manufacturing and installation process, Supreme conducts quality control procedures to ensure that the products meet its customers' specifications. Supreme's products are generally produced to firm orders and are designed and engineered by Supreme. Order levels will vary depending upon price, competition, prevailing economic conditions and other factors.

Supreme is more vertically integrated than many of its competitors. The Company manufactures its own fiberglass reinforced plywood, fiberglass parts, and has extensive roll forming and metal bending capabilities. A portion of the excess capacity of these fabrication capabilities is used to supply products to the recreational vehicle and marine industries. These supply facilities are located in Goshen and Ligonier, Indiana.

Supreme provides limited warranties against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for five years following the date of retail sale.

Supreme generally does not purchase vehicle chassis for its inventory. Supreme accepts shipment of vehicle chassis owned by dealers or end-users, for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies which manufacture and/or deliver such chassis, Supreme's level of manufacturing could be substantially reduced. The Company has established relationships with all major chassis manufacturers, and in the event of a disruption in supply from one manufacturer the Company would attempt to divert its demand to the other manufacturers. Approximately 30% of the chassis involved in Supreme's manufacturing have been secured through bailment or consignment agreements with three major chassis manufacturers that provide for truck chassis pools at each of Supreme's manufacturing facilities.

Page 4 of 67
Raw Materials

Supreme does not have any long-term raw material contracts and is dependent upon suppliers of lumber, fiberglass, aluminum and steel for its manufacturing. However, there are several readily available sources for these raw materials. Supreme's operations could be affected by labor disruptions at its raw material suppliers or freight carriers. The single greatest threat to Supreme would be the disruption of chassis availability since virtually all of Supreme's products are built on chassis. The Company believes that it enjoys good relationships with all chassis manufacturers that supply the chassis upon which the Company's products are built. In the event of a problem with one chassis supplier, the Company would attempt to divert its products to other chassis suppliers.

Marketing

Supreme normally sells the vehicle and/or equipment that has been installed on the chassis to either truck equipment distributors, truck dealers or directly to end-users. Truck bodies purchased by a truck dealer from Supreme are sold by the dealer to its own customers. Since Supreme or its distributors (but not the truck dealers) generally service all Supreme products sold by the truck dealers, each truck dealer is normally located within relatively close geographic proximity to Supreme or the distributor supplying such dealer.

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

Supreme markets products direct to end users in geographic areas where the Company does not have a strong distributor. The Company currently has distribution facilities in the areas of St. Louis, MO: Louisville, KY; Cleveland, OH; Columbus, OH; Orlando, FL; Houston and San Antonio, TX; Denver, CO; San Francisco, CA and Woonsocket, RI.

Approximately 85 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.

Competition

Specialized vehicles are produced by many companies, most of which compete on a regional basis. Management believes that Supreme enjoys a competitive advantage based upon its established distributor/dealer network and five manufacturing facilities and ten distribution centers. Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies and shuttle buses, because such manufacturers' highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized vehicles with various options and equipment.

Page 5 of 67
Trademarks

The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme. Management believes that these trademarks have significant customer goodwill.

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories. The Company's Credit Agreement requires the Company to maintain a minimum working capital of not less than $10 million. The Company had working capital of $28.9 million at December 28, 2002.

Major Customers

No single customer, or group of customers, accounted for 10% or more of the Company's revenues for the fiscal years ended 2002, 2001 and 2000. The Company's export sales are not significant.

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

Employees

As of December 28, 2002, the Company employed approximately 1,800 employees, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

Back Log

The Company's backlog of firm orders was $47.4 million at December 28, 2002 compared to $43.5 million at December 31, 2001.

Page 6 of 67
Executive Officers of the Registrant

The name, age, business background, positions held with the Registrant and tenure of each of the Registrant's executive officers are set forth below. No family relationship exists among any of the executive officers.

Name, Age, and Business Experience			Served as Executive Officer Since	Position(s) With Company
Herbert M. Gardner, 63

Managing Director of Barrett-Gardner Associates, Inc., an investment banking firm since November 2002 and previously Senior Vice President of Janney Montgomery Scott LLC, investment bankers; Chairman of the Board of the Company since 1979 and President of the Company since June 1992. Director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company; Also a Director of: Nu Horizons Electronics Corp., an electronic component distributor; iDine Rewards Network Inc., formerly Transmedia Network, Inc., a company that develops and markets transaction-based dining and other consumer savings programs; TGC Industries, Inc., a company engaged in the geophysical services industry; Hirsch International Corp., importer of computerized embroidery machines, and supplies; Co-Active Marketing Group, Inc., a marketing and sales promotion company.

			1979	Chairman of the Board, President

Omer G. Kropf, 61 Executive Vice President of the Company since August 1984; President and Chief Executive Officer of Supreme Corporation, a subsidiary of the Company, from January 1984 to November 2000 and co-holder of Office of the President of Supreme Corporation since November 2000.			1984	Executive Vice President

William J. Barrett, 63 Managing Director of Barrett-Gardner Associates, Inc., an investment banking firm since November 2002 and previously Senior Vice President of Janney Montgomery Scott LLC, investment bankers; Secretary and Assistant Treasurer of the Company and a Director since 1979. Chairman of the Board of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company; and a Director of TGC Industries, Inc., a company engaged in the geophysical services industry.			1979	Secretary and Assistant Treasurer

Robert W. Wilson, 58 Treasurer, Executive Vice President and Chief Financial Officer of the Company since December 1992; Vice President of Finance since 1988 and co-holder of Office of the President of Supreme Corporation, a subsidiary of the Company, since November 2000.			1992	Executive Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary

Page 7 of 67

ITEM 2.	PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Registrant as of December 28, 2002.

		Square Footage	Owned or Leased	Operating Segment
Manufacturing of Products
Goshen, Indiana		206,056	Leased	Specialized Vehicles
Goshen, Indiana		209,834	Owned	Specialized Vehicles
Jonestown, Pennsylvania		246,848	Owned	Specialized Vehicles
Moreno Valley, California		96,928	Owned	Specialized Vehicles
Cleburne, Texas		115,060	Owned	Specialized Vehicles
Griffin, Georgia		102,795	Leased	Specialized Vehicles
Griffin, Georgia		26,150	Owned	Specialized Vehicles
		1,003,671

Manufacturing of Component Parts
Goshen, Indiana		57,570	Owned	Fiberglass Products
Ligonier, Indiana		93,212	Leased	Fiberglass Products
Ligonier, Indiana		31,134	Owned	Fiberglass Products
		181,916

Distribution
St. Louis, Missouri		15,000	Owned	Specialized Vehicles
Houston, Texas		12,841	Owned	Specialized Vehicles
Denver, Colorado		12,500	Leased	Specialized Vehicles
Woonsocket, Rhode Island		10,720	Owned	Specialized Vehicles
Streetsboro, Ohio		11,900	Owned	Specialized Vehicles
Springfield, Ohio		11,200	Owned	Specialized Vehicles
San Antonio, Texas		7,000	Owned	Specialized Vehicles
Vallejo, California		8,400	Leased	Specialized Vehicles
Louisville, Kentucky		6,664	Owned	Specialized Vehicles
Apopka, Florida		6,600	Owned	Specialized Vehicles
		102,825

Facility Held for Sale
Wilson, North Carolina		113,694	Owned	Specialized Vehicles

Corporate Office Building
Goshen, Indiana		26,000	Owned	Not Applicable

Total square footage		1,428,106

Page 8 of 67
ITEM 3.	LEGAL PROCEEDINGS.

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

No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 28, 2002.

PART II

ITEM 5.				MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

The Company's Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of March 13, 2003 was approximately 305. Due to the number of shares held in nominee or street name, it is likely that there are more than 305 beneficial owners of the Company's Class A Common Stock.

The Company's Class A Common Stock closed at a price of $4.25 per share on the American Stock Exchange on March 13, 2003 on which date there were 8,897,986 shares of Class A Common Stock outstanding. High and low closing prices of the Class A Common Stock for the two-year period ended December 28, 2002 were:

	2002		2001
	High	Low	High	Low
1st Quarter	$6.50	$4.05	$4.25	$2.88
2nd Quarter	7.50	5.55	4.66	2.76
3rd Quarter	6.05	4.25	4.60	2.80
4th Quarter	5.00	4.00	4.22	2.90

All of the 1,917,394 outstanding shares of the Company's Class B Common Stock were held by a total of 14 persons as of March 13, 2003. There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

No cash dividends were paid in 2002 or 2001.

Page 9 of 67

ITEM 6.	SELECTED FINANCIAL DATA.

	For Fiscal Years Ended
Consolidated Income Statement Data:
(in millions, except per share amounts)

	2002	2001	2000	1999	1998
Net revenue	$210.1	$226.7	$263.5	$258.7	$236.3

Net income	3.6	4.9	8.0	8.3	9.0(a)

Net income per share: (b)
Basic earnings per share	.33	.45	.72	.68	.68

Diluted earnings per share	.33	.45	.71	.68	.67

Consolidated Balance Sheet Data:
(in millions)

Working capital	$28.9	$29.4	$35.2	$42.7	$39.4

Total assets	87.3	91.6	103.0	110.6	94.2

Long-term debt (excluding
current maturities)	7.4	13.1	25.9	35.3	18.3

Stockholders' equity	59.0	55.1	50.8	44.8	53.5

(a) Net income for 1998 was reduced by a $1.3 million extraordinary loss.

(b) All per share amounts have been restated for all common stock dividends paid.

Page 10 of 67
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS.

Comparison of 2002 with 2001

Revenues for the fiscal year ended December 28, 2002 declined $16.6 million to $210.1 million from $226.7 million for the fiscal year ended December 31, 2001. The Company's truck revenues declined 2.3% in fiscal year 2002 as compared to fiscal year 2001 and the closing of the Company's North Carolina plant was the primary reason for this decline in truck division revenues. The Company's bus division revenues declined nearly 21% (excluding chassis sales) in fiscal year 2002 as compared to fiscal year 2001. Management attributes this decline to an industry-wide weakness resulting from the events of September 11, 2001. Additionally, competitive pressure increased as other bus manufacturers increased capacity during 2002.

Gross profit as a percentage of revenues declined to 13.7% in fiscal 2002 compared to 14.0% in fiscal 2001. Contributing to this decline was the intense, competitive pricing pressure in both the Company's truck body and shuttle bus product lines during 2002. Both direct labor and manufacturing overhead as a percentage of revenues increased slightly in 2002 as compared to 2001. While the Company has reduced overall staffing levels commensurate with the revenue decline, direct labor as a percentage of revenues still rose slightly as the Company competes in very competitive labor markets. The increase in manufacturing overhead as a percentage of revenues in 2002 as compared to 2001 is partially attributed to the fixed nature of certain expenses that do not decline when revenues decline. The Company also experienced increases in the cost of its commercial lines of insurance as well as its group health insurance and was not able to pass these increases through to its customers. The insurance increases will be a continuing issue as they were not in effect for all of 2002 and will be for 2003. Additionally, the insurance markets are still difficult and further increases are probable. Partially offsetting the increase in direct labor and manufacturing overhead as a percentage of revenues was an improvement in material cost as a percentage of revenues in 2002 as compared to 2001. The improvement in material cost is attributed to changes in product mix from year to year and engineering efforts that have resulted in improved products that require less material.

Selling, general and administrative expenses were $22.0 million or 10.5% of revenues in 2002 compared to $21.5 million or 9.5% of revenues in 2001. Compensation costs are by far the largest component of selling, general and administrative expenses. With the exception of engineering, the increase in overall compensation cost was approximately 2.6%. The Company has made a concerted effort to improve its engineering and bill of material departments resulting in significant increased compensation in these areas. The single largest factor causing an increase in selling, general and administrative expense was an approximate half million dollar decline in cooperative marketing rebates, which are received from the original equipment manufacturers, that are used to offset marketing and promotional expenses.

Interest expense for fiscal year 2002 decreased $1.2 million to $1.0 million compared to $2.2 million for fiscal year 2001. The decrease in interest expense resulted from a 30.8% reduction in long-term debt, lower interest rates and improved management of bailment pool chassis.

The Company's effective income tax rate decreased to 38.5% in 2002 from 39.0% in 2001. The decline is primarily the result of fluctuations in state taxable income and varying tax rates in the states in which the Company transacts business.

Page 11 of 67
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

The increase in bus revenues of approximately 36% is related to additional capacity added in February 2001 to the Company's midsize and trolley production line. The additional capacity allowed the Company to maintain reasonable lead times giving it a competitive advantage over other competitors who could not deliver as timely. A portion of the Company's municipal bus business is awarded on a multi year contract basis further mitigating the economic ups and downs experienced on the truck side.

The Company's gross profit percentage declined .8% to 14.0% in 2001 compared to 14.8% in 2000. A slight increase in overhead expenses as a percentage of revenue was offset by a slight decrease in direct labor as a percentage of revenue. Material cost as a percentage of revenue was the significant factor in the decline in gross profit during 2001.

The Company has experienced decreases in the prices paid for its major raw material items: steel, aluminum, lumber and fiberglass related products. The reason for the increase in material cost as a percentage of revenue is a much more competitive marketplace due to excess capacity in conjunction with variations in product mix.

Selling, general and administrative expenses were $21.5 million for the year ended December 31, 2001 compared to $22.9 million for the prior year. The Company's target was to reduce these expenses by $1.0 million in 2001; the actual reduction was $1.4 million. Contributing to the reductions were decreases in consulting fees and incentive compensation as well as improvements in OEM marketing programs.

Interest expense declined $.9 million to $2.2 million for the year ended December 31, 2001 from $3.1 million for the year ended December 31, 2000. A decline of $1.0 million of interest expense on bank and other long term debt was offset by a $.1 million increase in chassis interest.

The Company's effective income tax rate was $39.0% for both 2001 and 2000.

Liquidity and Capital Resources

Net income of $3.6 million in 2002 and availability under the revolving credit agreement continue to be the Company's major sources of funds for operations and capital expenditures. For fiscal year 2002, the major sources of operating cash flows were net income, depreciation and amortization of $4.0 million, a $2.9 million reduction of inventories and a $1.2 million reduction in accounts receivable. Cash was used in operating activities to reduce other current liabilities by $1.6 million and trade accounts payable by $1.1 million during 2002.

Page 12 of 67
Capital expenditures increased $.9 million to $2.8 million in fiscal year 2002 compared to $1.9 million in fiscal year 2001. While annual capital expenditures are anticipated to remain under $4.0 million for 2003, the Company will give consideration to acquisition opportunities as they arise. The Company also deposited $1.0 million with its insurance carrier in lieu of providing a letter of credit to secure the Company's workers compensation coverage. This deposit saves the letter of credit fee and earns interest at the rate of 4.25% per year.

The Company continued to reduce debt by $5.4 million during 2002. The Company had $8.9 million available under its $12.0 million revolving line of credit at December 28, 2002.

The Company believes that cash flows from operations and funds available under the Company's revolving line of credit will be sufficient to meet its cash requirements during 2003.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies are discussed in Note A of the Notes to Consolidated Financial Statements. In management's opinion, the Company's critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories and accrued insurance.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would affect our future operating results.

Excess and Obsolete Inventories - The Company must make estimates regarding the future use of products and provides a provision for obsolete or slow-moving inventories. If actual product life-cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

Accrued Insurance - The Company has a self-insured retention against product liability claims with insurance coverage over and above the retention. The Company is also self-insured for a portion of its employee medical benefits and workers' compensation. Product liability claims are routinely reviewed by the Company's insurance carrier and management routinely reviews other self-insurance risks for purposes of establishing ultimate loss estimates. In addition, management must determine estimated liability for claims incurred but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future.

Pending Accounting Policies

See New Accounting Pronouncements in Note A of the Notes to Consolidated Financial Statements.

Page 13 of 67
Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. When used in this report, words such as "believe," "expect," "anticipate," "estimate," "intend," and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials and severe interest rate increases. The forward-looking statements contained herein reflect the current view of the Company's management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

Page 14 of 67

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
	RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the cost of investing, financing and operating. The Company's primary risk exposure results from changes in short-term interest rates. In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions. The Company's revolving line of credit is floating rate debt and bears interest at the bank's prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company's leverage ratio. At December 28, 2002, the Company was a party to two (2) interest rate swap agreements dated September 30, 1998 and May 11, 1999. The September 30, 1998 interest rate swap agreement relates to a five-year term loan (original principal balance of $7 million), and the May 11, 1999 interest rate swap agreement relates to a five-year term loan (original principal balance of $17.1 million). The term loan dated September 30, 1998 was paid in full August 2002; however, the swap agreement continues through maturity on September 30, 2003. The May 11, 1999 term loan bears interest at LIBOR plus certain basis points determined by the Company's leverage ratio. The effective interest rate at December 28, 2002 for this term loan was 2.32%, on an outstanding principal balance of $5,527,998. The interest rate swap agreements are contracts to exchange floating rate for fixed rate interest payment over the lives of the interest rate swap agreement, which coincide with the terms of the related term loans and are used to measure interest to be paid or received and do not represent the amount of exposure of credit loss. The differential paid or received under the interest rate swap agreements is recognized as an adjustment to interest expense. The following is a summary of interest rate swap agreements outstanding at December 28, 2002.

Notional Amount	Fixed Rate		Maturity
$1,050,000	5.8%		September 30, 2003
5,528,000	5.8%		May 11, 2004

Based on the Company's overall interest rate exposure at December 28, 2002, including floating rate debt and the related interest rate swap agreements, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 28, 2002, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

Page 15 of 67

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements					Page

1.	Financial Statements:

Report of Crowe, Chizek and Company LLP, Independent Auditors					17

Report of PricewaterhouseCoopers LLP, Independent Accountants					18

Consolidated Balance Sheets at December 28, 2002 and
December 31, 2001					19

Consolidated Statements of Income for the years ended December 28,
	2002, December 31, 2001 and December 31, 2000				20

Consolidated Statements of Stockholders' Equity for the years ended
	December 28, 2002, December 31, 2001 and December 31, 2000				21

Consolidated Statements of Cash Flows for the years ended December
	28, 2002, December 31, 2001 and December 31, 2000				22

Notes to Consolidated Financial Statements					23 - 36

2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
	December 28, 2002, December 31, 2001 and December 31, 2000				37

All other schedules are omitted because they are not applicable.

3.	Supplementary Data

Quarterly Results					38

Page 16 of 67

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Supreme Industries, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of Supreme Industries, Inc. and its subsidiaries as of and for the years ended December 28, 2002 and December 31, 2001 listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and its subsidiaries as of December 28, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 28, 2002 and December 31, 2001 referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the 2002 and 2001 consolidated financial statements.

		/s/Crowe, Chizek and Company LLP

South Bend, Indiana
January 31, 2003

Page 17 of 67

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Supreme Industries, Inc.:

In our opinion, the accompanying consolidated statements of income, of stockholders' equity and of cash flows for the year ended December 31, 2000, present fairly, in all material respects, the results of operations and cash flows of Supreme Industries, Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2000 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related 2000 consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates make by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

		/s/PricewaterhouseCoopers LLP

South Bend, Indiana
February 2, 2001

Page 18 of 67

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets
December 28, 2002 and December 31, 2001

ASSETS	2002	2001
Current assets:
Cash and cash equivalents	$112,898	$192,662
Accounts receivable, net of allowance for doubtful accounts
of $362,000 in 2002 and $350,000 in 2001	19,304,880	20,526,224
Inventories	23,799,288	26,741,761
Deferred income taxes	1,337,278	1,353,315
Other current assets	3,260,965	1,946,978
Total current assets	47,815,309	50,760,940

Property, plant and equipment, net	35,602,888	38,936,403

Intangible assets, net	133,150	203,562

Goodwill	735,014	735,014

Assets held for sale	2,119,626	-

Other assets	942,107	973,139
Total assets	$87,348,094	$91,609,058

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$4,660,114	$4,303,239
Trade accounts payable	6,800,165	7,906,418
Accrued wages and benefits	2,791,821	3,150,183
Accrued income taxes	109,889	660,607
Other accrued liabilities	4,552,682	5,329,158
Total current liabilities	18,914,671	21,349,605

Long-term debt	7,366,858	13,075,971

Deferred income taxes	1,844,894	1,710,718

Other long-term liabilities	209,348	396,834
Total liabilities	28,335,771	36,533,128

Commitments and contingencies (Note H)

Stockholders' equity:
Preferred Stock, $1 par value; authorized 1,000,000
shares, none issued	-	-
Class A Common Stock, $.10 par value; authorized
20,000,000 shares, issued 11,284,827 shares in 2002 and
11,220,565 shares in 2001	1,128,483	1,122,057
Class B Common Stock, convertible into Class A
Common Stock on a one-for-one basis, $.10 par value;
authorized 5,000,000 shares, issued 1,917,394 shares	191,739	191,739
Additional paid-in capital	55,861,169	55,615,704
Retained earnings	22,112,707	18,532,324
Treasury stock, Class A Common Stock, at cost, 2,341,475
shares in 2002 and 2,339,575 shares in 2001	(20,151,979)	(20,143,825)
Accumulated other comprehensive loss	(129,796)	(242,069)
Total stockholders' equity	59,012,323	55,075,930
Total liabilities and stockholders' equity	$87,348,094	$91,609,058

The accompanying notes are a part of the consolidated financial statements.

Page 19 of 67

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Income
for the years ended December 28, 2002, December 31, 2001 and December 31, 2000

	2002	2001	2000
Revenue:
Net sales	$209,567,012	$226,263,541	$263,082,913
Other income	565,135	390,239	374,777
	210,132,147	226,653,780	263,457,690

Costs and expenses:
Cost of sales	181,350,538	194,979,382	224,355,674
Selling, general and administrative	21,964,703	21,451,857	22,891,454
Interest	995,523	2,168,359	3,119,588
	204,310,764	218,599,598	250,366,716
Income before income taxes	5,821,383	8,054,182	13,090,974

Income taxes	2,241,000	3,142,000	5,106,000
Net income	$3,580,383	$4,912,182	$7,984,974

Earnings per share:
Basic	$.33	$.45	$.72
Diluted	.33	.45	.71

Shares used in the computation of
earnings per share:
Basic	10,822,177	10,809,135	11,132,967
Diluted	10,995,981	10,878,980	11,265,935

The accompanying notes are a part of the consolidated financial statements.

Page 20 of 67

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders' Equity
for the years ended December 28, 2002, December 31, 2001 and December 31, 2000
								Accumulated
								Accumulated
								Other
								Compre-		Total
					Additional			hensive		Stock-
	Class A Common Stock		Class B Common Stock		Paid-In	Retained	Treasury	Income		holders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	(Loss)		Equity
Balance, January 1, 2000	10,779,766	$1,077,977	1,826,092	$182,609	$52,975,153	$8,328,929	$(17,715,485)	$-		$44,849,183

Net income	-	-	-	-	-	7,984,974	-	-		7,984,974
5% Common Stock
dividend	440,799	44,080	91,302	9,130	2,640,551	(2,693,761)	-	-		-
Acquisition of 441,203
shares of treasury stock	-	-	-	-	-	-	(2,021,346)	-		(2,021,346)

Balance, December 31, 2000	11,220,565	1,122,057	1,917,394	191,739	55,615,704	13,620,142	(19,736,831)	-		50,812,811

Net income	-	-	-	-	-	4,912,182	-	-		4,912,182
Unrealized loss on hedge
activity, net of tax	-	-	-	-	-	-	-	(242,069)		(242,069)
Total comprehensive
income										4,670,113
Acquisition of 132,575
shares of treasury stock	-	-	-	-	-	-	(406,994)	-		(406,994)

Balance, December 31, 2001	11,220,565	1,122,057	1,917,394	191,739	55,615,704	18,532,324	(20,143,825)	(242,069)		55,075,930

Net income	-	-	-	-	-	3,580,383	-	-		3,580,383
Unrealized gain on hedge
activity, net of tax	-	-	-	-	-	-	-	112,273	-242,069	112,273
Total comprehensive
income										3,692,656
Exercise of stock options	64,262	6,426	-	-	245,465	-	-	-		251,891
Acquisition of 1,900
shares of treasury stock	-	-	-	-	-	-	(8,154)	-		(8,154)

Balance, December 28, 2002	11,284,827	$1,128,483	1,917,394	$191,739	$55,861,169	$22,112,707	$(20,151,979)	$(129,796)		$59,012,323

The accompanying notes are a part of the consolidated financial statements.

Page 21 of 67

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows
for the years ended December 28, 2002, December 31, 2001 and December 31, 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$3,580,383	$4,912,182	$7,984,974
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,958,478	4,329,171	4,122,320
Amortization of intangibles and goodwill	70,412	156,880	203,310
Provision (credit) for losses on doubtful
receivables	(33,050)	11,459	(134,991)
Deferred income taxes	75,000	(157,000)	(191,000)
Loss (gain) on sale of property, plant and
equipment	23,971	(10,667)	103,272
Changes in operating assets and liabilities:
Accounts receivable	1,166,394	4,347,634	4,187,059
Inventories	2,942,473	5,073,709	6,736,869
Other current assets	(313,987)	(684,654)	559,057
Trade accounts payable	(1,106,253)	(205,370)	(3,890,139)
Other current liabilities	(1,634,805)	(1,882,769)	(455,796)

Net cash provided by operating activities	8,729,016	15,890,575	19,224,935

Cash flows from investing activities:
Proceeds from sale of property, plant and
equipment	46,174	27,496	28,650
Additions to property, plant and
equipment	(2,814,734)	(1,888,271)	(8,184,282)
Deposit	(1,000,000)	-	-
Decrease (increase) in other assets	119,032	48,375	(52,268)

Net cash (used in) investing activities	(3,649,528)	(1,812,400)	(8,207,900)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt	16,886,439	55,341,024	106,025,242
Repayments of revolving line of credit and other
long-term debt	(22,238,677)	(69,003,547)	(115,107,862)
Proceeds from exercise of stock options	201,140	-	-
Acquisition of treasury stock	(8,154)	(406,994)	(2,021,346)

Net cash (used in) financing activities	(5,159,252)	(14,069,517)	(11,103,966)

Increase (decrease) in cash and cash equivalents	(79,764)	8,658	(86,931)

Cash and cash equivalents, beginning of year	192,662	184,004	270,935

Cash and cash equivalents, end of year	$112,898	$192,662	$184,004

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,034,000	$2,183,080	$3,044,783
Income taxes	2,716,718	3,765,050	5,036,591

Noncash investing and financing activities:
Common Stock dividends	-	-	2,693,761

The accompanying notes are a part of the consolidated financial statements.

Page 22 of 67

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

A.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the "Company") manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company's truck body products include cut-away and dry freight van bodies, refrigerated units, stake bodies and other specialized trucks. The Company also manufactures shuttle buses and trailers. At December 28, 2002, the Company had 17 manufacturing, distribution and supply facilities. The Company's customers are located principally in the United States.

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

Fiscal Year End - Effective January 1, 2002, the Company changed its fiscal year from a calendar year ending December 31 to a 52 or 53 week fiscal year ending the last Saturday in December. The fiscal year ended December 28, 2002 contained 52 weeks.

Revenue Recognition - The production of specialized truck bodies and shuttle buses starts when an order is received from the customer. Revenue is recognized when the unit is shipped to the customer in accordance with Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statement."

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions. The Company performs an ongoing credit evaluation of its customers' financial condition, and credit is extended to customers on an unsecured basis.

Financial Instruments and Fair Values - The Company utilizes interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate debt. The swap agreements are contracts to exchange the debt obligation's LIBOR floating rate (exclusive of the applicable spread) for fixed rate interest payments over the life of the debt obligations without exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure of credit loss. The differential paid or received under interest rate swap agreements is recognized as an adjustment to interest expense.

Page 23 of 67
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

The following is a summary of interest rate swap agreements outstanding at December 28, 2002 and December 31, 2001:

Notional Amount

2002 2001 Fixed Rate Maturity

$1,050,000 $2,450,000 5.8% September 30, 2003

5,528,000 8,964,600 5.8% May 11, 2004

The actual market or credit exposure of these types of financial instruments is significantly less than the notional amounts. The primary risk associated with the swaps is the inability of counterparties to meet the terms of the contracts. The Company does not expect the counterparties to fail to meet their respective obligations.

The Company accounts for the fair value of its interest rate swap agreements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value in the balance sheet and recognizing the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has designated its hedge arrangements to be highly effective cash flow hedges to fix future interest payments. The Company expects to hold theses interest rate swaps through their maturity and the fair value of the swaps will reverse out of accumulated other comprehensive loss with the passage of time. Based on the Company's derivative positions at December 28, 2002 and December 31, 2001, the Company recorded a liability of $209,348 and $396,834, respectively, for the fair value of its derivative portfolio and charged (net of income tax benefit) other comprehensive loss for the changes in fair value during the years. At December 31, 2000, the estimated fair value of the interest rate swap agreements, based on then current market rates, was not significant.

The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 28, 2002 and December 31, 2001 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 28, 2002 and December 31, 2001, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. During 2002, the Company made an interest bearing cash deposit of $1,000,000 to secure the payment of amounts due under certain insurance policies. This amount is included in other current assets in the 2002 consolidated balance sheet.

Page 24 of 67
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Accounts Receivable - The Company accounts for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. The Company does not accrue interest on any of its trade receivables.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is determined by management based on the Company's historical losses, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and records an allowance for specific customers based on current circumstances and charges off the receivable against the allowance when all attempts to collect the receivable have failed.

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

Assets Held for Sale - During 2002, the Company ceased business operations at its North Carolina manufacturing facility. The real property has been reclassified to assets held for sale and is carried at cost, net of accumulated depreciation, which is less than estimated fair value.

Intangible Assets - Intangible assets subject to amortization consist of favorable lease agreements with a cost of $1,048,167 less accumulated amortization ($915,017 in 2002 and $844,605 in 2001). The favorable leases are being amortized using the straight-line method over the twenty-five year term of the lease which includes renewal terms. Amortization expense for the years ended December 28, 2002 and December 31, 2001 was $70,412 and $53,112, respectively. Annual amortization expense is estimated to be $51,542 for 2003, $51,542 for 2004 and $30,066 for 2005.

Page 25 of 67
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Goodwill - The carrying value of goodwill at December 28, 2002 and December 31, 2001 aggregates $735,014. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets are no longer amortized, (2) goodwill is tested for impairment at least annually at the reporting unit level, (3) other intangible assets deemed to have an indefinite life are tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to 40 years. The effect of adopting SFAS No. 142 was to increase net income for the year ended December 28, 2002 by $103,768 or $.01 per basic and diluted share. Adjusted net income for the years ended December 31, 2001 and 2000, as if the provisions of SFAS No. 142 had been applied retroactively to the beginning of these periods, would have been $5,015,950 or $.46 per basic and diluted share and $8,088,742 or $.73 per basic, $.72 per diluted share, respectively.

Evaluation of Impairment of Long-Lived Assets - Effective January 1, 2002, the Company adopted SFAS No. 144, "Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. Management believes that no material impairment of long-lived assets exists at December 28, 2002.

Stock-Based Compensation - The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Page 26 of 67

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

	The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

		2002	2001	2000
	Net income, as reported	$3,580,383	$4,912,182	$7,984,974
	Add: Stock-based compensation
	expense included in reported
	net income, net of tax	67,286	38,620	-
	Deduct: Stock-based compensation
	expense determined under fair
	value based method, net of tax	313,721	261,336	157,810

	Pro forma net income	$3,333,948	$4,689,466	$7,827,164

	Basic earnings per share, as reported	$.33	$.45	$.72
	Pro forma basic earnings per share	.31	.43	.70

	Diluted earnings per share, as reported	.33	.45	.71
	Pro forma diluted earnings per share	.30	.43	.69

	The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

		2002	2001	2000
	Risk free interest rate	3.8%	4.6%	5.8%
	Expected life	5 years	5 years	5 years
	Expected volatility	38.5%	38.3%	36.3%
	Expected dividends	-	-	-

	Warranty - The Company provides limited product warranties for a period of up to five years after sale. Estimated warranty costs are provided at the time of sale and are based upon historical experience. Warranty activity for the years ended December 28, 2002 and December 31, 2001 is as follows:

		2002	2001
	Accrued warranty at beginning of year	$1,025,000	$1,018,000
	Warranty expense	1,071,080	1,481,096
	Warranty claims paid	(1,096,080)	(1,474,096)
	Accrued warranty at end of year	$1,000,000	$1,025,000

	Income Taxes - Deferred income taxes are determined using the liability method.

Page 27 of 67
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

	New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management anticipates the adoption of this statement will not have a significant effect on the Company's consolidated financial statements.

	In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will implement SFAS No. 146 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company's consolidated financial statements.

Page 28 of 67
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

A.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

	In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 effective December 28, 2002. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

	Reclassifications - Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on total assets, stockholders' equity or net income as previously reported.

B.	INVENTORIES.

	Inventories consist of the following:

		2002	2001
	Raw materials	$12,681,723	$15,974,583
	Work-in-progress	4,609,291	3,501,635
	Finished goods	6,508,274	7,265,543

	Total	$23,799,288	$26,741,761

C.	PROPERTY, PLANT AND EQUIPMENT.

	Property, plant and equipment consists of the following:

		2002	2001
	Land and improvements	$ 7,124,226	$ 6,923,432
	Buildings and improvements	18,955,026	20,531,981
	Leasehold improvements	7,197,299	7,237,466
	Machinery and equipment	32,966,670	33,821,870
		66,243,221	68,514,749
	Less, Accumulated depreciation and
	amortization	30,640,333	29,578,346

	Property, plant and equipment,
	net	$35,602,888	$38,936,403

Page 29 of 67
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

D.	LONG-TERM DEBT.

	Long-term debt consists of the following:

		2002	2001
	Revolving line of credit	$ 1,890,209	$ 883,009

	Term Note C, payable in quarterly installments
	of $609,143 plus interest at LIBOR plus
	certain basis points determined by the
	Company's leverage ratio (effective rates of
	2.32% and 3.13% at December 28, 2002 and
	December 31, 2001, respectively), with final
	maturity in May 2004	5,527,998	8,964,570

	Term Note B, payable in monthly installments of
	$116,667 plus interest at LIBOR plus certain
	basis points determined by the Company's
	leverage ratio (effective rate of 2.81% at
	December 31, 2001), paid in full August 2002	-	2,449,987

	Obligations under industrial development
	revenue bonds, variable rates, with maturities
	in August 2010 and April 2015, collateralized
	by real estate	4,608,765	5,081,644

	Total	12,026,972	17,379,210

	Less, Current maturities	4,660,114	4,303,239

	Long-term debt	$ 7,366,858	$13,075,971

	The revolving line of credit, term notes and a letter of credit facility are part of a master credit agreement (the "Credit Agreement"). All borrowings under the Credit Agreement are unsecured. The Credit Agreement, as amended through May 1, 2002, provides for a revolving line of credit facility as defined, up to $12 million at December 28, 2002 ($20 million at December 31, 2001). Interest on outstanding borrowings under the revolving line of credit is based on the bank's prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company's leverage ratio, as defined. Outstanding borrowings under the revolving line of credit at December 28, 2002 and December 31, 2001 represent checks outstanding in excess of bank balances. The revolving line of credit also requires a quarterly commitment fee ranging from 1/8% to 3/16% per annum depending on the Company's leverage ratio and based upon the annualized average unused portion. Any amounts outstanding under the revolving line of credit will be due at maturity, April 30, 2003.

Page 30 of 67

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

D.	LONG-TERM DEBT, Concluded.

	In addition to the required quarterly installments, Term Note C requires an annual principal payment to be paid within 105 days after year end, equal to 20% of the preceding year's net income which exceeds $5.0 million, with such additional annual payment not to exceed $1.0 million in any year. Although no additional principal payment was required in 2002 based upon net income for the year ended December 31, 2001, the Company made an additional principal payment of $1,000,000 during 2002. No additional principal payment is required to be made in 2003 based upon net income for the year ended December 28, 2002.

	Outstanding letters of credit, which reduce availability under the credit facility, aggregated $1.2 million and $1.8 million at December 28, 2002 and December 31, 2001, respectively. Under separate agreements, at December 28, 2002 the Company has outstanding $4.6 million ($4.9 million at December 31, 2001) in irrevocable letters of credit in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

	The Credit Agreement contains, among other matters, certain restrictive covenants including maintenance of a minimum consolidated tangible net worth of $28 million plus 50% of cumulative net income of the Company, as defined, commencing with the year ended December 31, 1999 ($40.4 million at December 28, 2002), minimum consolidated working capital of $10 million and required financial ratios.

	The Company's cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

	Maturities of long-term debt for each of the next five years are as follows: 2003 - $4,660,114; 2004 - $3,558,093; 2005 - $433,333; 2006 - $366,667 and 2007 - $508,333.

E.	RETIREMENT PLAN.

	The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed one year of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match thirty percent of employees' contributions up to seven percent of the employees' compensation. The Board of Directors may increase or decrease the Company's contribution on a year-to-year basis. Expense related to this plan was $492,498, $436,045 and $482,706 for the fiscal years ended 2002, 2001 and 2000, respectively.

Page 31 of 67
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

	Common Stock Dividends

	The Board of Directors declared a 5% common stock dividend on April 27, 2000. The 5% stock dividend was paid on May 22, 2000 to stockholders of record as of May 15, 2000.

	Convertible Class B Common Stock

	Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors, rounded to the lowest whole number. Holders of Class B Common Stock elect the remainder of the directors.

	Stock Options

	During 1992, the Company adopted the 1992 Stock Option Plan under which 401,117 (adjusted for all subsequent stock dividends) shares of Class A Common Stock were reserved for grant. On October 29, 1998, the Company's Board of Directors approved, and the Company's stockholders subsequently ratified, the 1998 Stock Option Plan under which 790,079 (adjusted for all subsequent stock dividends) shares of Class A Common Stock were reserved for grant. On January 31, 2001, the Company's Board of Directors approved, and the Company's stockholders subsequently ratified, the 2001 Stock Option Plan under which 750,000 shares of Class A Common Stock were reserved for grant. Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. For persons age sixty-five and younger as of the date of grant, no options may be exercised during the first year after the date of grant and are exercisable cumulatively in three installments of 33 1/3% each year thereafter. For persons over age sixty-five as of the date of grant, one half of the options may be exercised during the first year and thereafter all options may be exercised. Options granted under the stock option plans expire five years after the date of grant.

Page 32 of 67
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

F.	STOCKHOLDERS' EQUITY, Concluded.

	The following table summarizes stock option activity:
		Number of Shares	Weighted - Average Exercise Price
	Outstanding, January 1, 2000	311,578	$6.75

	Granted	722,606	4.15
	Expired or canceled	(12,425)	6.28

	Outstanding, December 31, 2000	1,021,759	4.92

	Granted	85,000	3.13
	Expired or canceled	(54,823)	5.07

	Outstanding, December 31, 2001	1,051,936	4.77

	Granted	360,000	5.61
	Exercised	(64,262)	3.13
	Expired or canceled	(133,138)	5.13

	Outstanding, December 28, 2002	1,214,536	5.05

	As of December 28, 2002, 499,153 shares were reserved for the granting of future stock options compared to 726,015 shares at December 31, 2001.

	Options outstanding at December 28, 2002 have a weighted-average remaining contractual life of 2.82 years. Information about stock options outstanding and exercisable at December 28, 2002 is as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding At December 28, 2002	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price
				Number Exercisable At December 28, 2002	Weighted - Average Exercise Price

Exercise Price
$7.15	213,943	.84 years	$7.15	213,943	$7.15
5.60	325,000	4.34 years	5.60	7,500	5.60
5.36	293,856	2.33 years	5.36	199,403	5.36
4.15	10,000	4.80 years	4.15	-	-
3.44	30,000	2.85 years	3.44	20,000	3.44
3.13	256,737	2.85 years	3.13	154,734	3.13
3.13	85,000	3.35 years	3.13	28,332	3.13
	1,214,536			623,912	5.26

At December 31, 2001 and 2000, there were exercisable options outstanding to purchase 492,198 and 217,703 shares at weighted-average exercise prices of $5.66 and $6.63, respectively.

The weighted-average grant-date fair values of options granted during the years ended December 28, 2002 and December 31, 2001 were $2.20 and $1.35, respectively.

Page 33 of 67
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

G.	INCOME TAXES.

	Income taxes consist of the following:

		2002	2001	2000
	Federal:
	Current	$1,932,000	$2,882,000	$4,411,000
	Deferred	59,000	(129,000)	(156,000)
		1,991,000	2,753,000	4,255,000

	State:
	Current	234,000	417,000	886,000
	Deferred	16,000	(28,000)	(35,000)
		250,000	389,000	851,000
	Total	$2,241,000	$3,142,000	$5,106,000

	The Deferred tax assets and the deferred tax liabilities were as follows:

			2002	2001
	Deferred tax assets:
	Receivables		$ 143,410	$ 138,656
	Inventories		357,256	229,130
	Accrued liabilities		959,664	1,189,172
	Unrealized hedge loss		79,552	154,765
	Total deferred tax assets		1,539,882	1,711,723

	Deferred tax liabilities:
	Depreciation		$2,010,009	$1,998,377
	Other		37,489	70,749
	Total deferred tax liabilities		2,047,498	2,069,126

	Net deferred income taxes		$ 507,616	$ 357,403

	A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate (34% in 2002 and 2001 and 35% in 2000) to income before income taxes is as follows:

		2002	2001	2000
	Income taxes at statutory rate	$1,979,300	$2,738,400	$4,581,800
	State income taxes, net of federal
	benefit	165,000	256,700	553,200
	Amortization of goodwill	-	36,900	36,900
	Other, net	96,700	110,000	(65,900)
	Total	$2,241,000	$3,142,000	$5,106,000

Page 34 of 67
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

H.	COMMITMENTS AND CONTINGENCIES.

	Lease Commitments and Related Party Transactions

	The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from April 2003 through May 2007. Certain of the lease agreements are with related parties for which related party rent expense was $746,115, $742,187 and $665,562 for the fiscal years ended 2002, 2001 and 2000, respectively.

	Rent expense under all operating leases aggregated $924,551, $922,986 and $1,018,856 for the fiscal years ended 2002, 2001 and 2000, respectively.

	At December 28, 2002, future minimum rental payments under noncancelable operating leases aggregated $2,130,913 and are payable as follows: 2003 - $785,661; 2004 - $744,565; 2005 - $488,133; 2006 - $93,804 and 2007 - $18,750.

	In addition to the above related party lease transactions, the Company purchases delivery services and rented the use of an aircraft from companies owned by officers/directors of the Company. During the fiscal years ended 2002, 2001 and 2000, the Company had related party transactions with officers/directors aggregating $2,714,000, $2,756,000 and $3,821,000, respectively. In December 2002, the Company purchased the aircraft, which was previously rented for use, from a company owned by an officer/director of the Company. The purchase price of the aircraft was $440,000.

	Consigned Inventories

	The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturer under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer's agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company's various facilities under the conditions that the Company will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance charge on the chassis. At December 28, 2002 and December 31, 2001, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated $28.7 million and $44.8 million, respectively. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Page 35 of 67
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Concluded

H.	COMMITMENTS AND CONTINGENCIES, Concluded.

	Self-Insurance

	The Company is self-insured for a portion of product liability ($100,000 per occurrence with no annual aggregate), certain employee health benefits ($175,000 annually per employee with an annual aggregate of approximately $5,000,000) and workers' compensation in certain states ($250,000 per occurrence with an annual aggregate of approximately $4,500,000). The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

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

	On February 2, 2001, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions commencing on February 7, 2001 and ending with the close of business on December 31, 2002. On October 24, 2002, this repurchase plan was extended to end with the close of business on December 31, 2003. As of December 28, 2002, the Company had purchased 11,000 shares under this repurchase program.

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
Page 36 of 67

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A Description	Column B Balance Beginning of Period	Column C Additions Charged to Costs and Expenses	Column D Deductions	Column E Balance End of Period
Year ended December 28, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$496,000	$(33,000)	$43,000 (1)	$420,000 (2)

Year ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$644,000	$11,000	$159,000 (1)	$496,000 (2)

Year ended December 31, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$844,000	$(135,000)	$65,000 (1)	$644,000 (2)

(1) Uncollectible accounts written off, net of recoveries.

(2) Reflected in the consolidated balance sheets as follows: deducted from accounts receivable - $362,000 at December 28, 2002, $350,000 at December 31, 2001 and $409,000 at December 31, 2000; deducted from other receivables included in other assets - $58,000 at December 28, 2002, $146,000 at December 31, 2001 and $235,000 at December 31, 2000.

Page 37 of 67

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
SUPPLEMENTARY DATA

Quarterly Results

	First	Second	Third	Fourth
2002 Quarter
Net revenue	$49,843,683	$59,537,510	$50,977,060	$49,773,894
Gross profit	6,873,709	9,993,819	6,279,522	5,634,559
Net income	801,806	2,163,500	424,677	190,400
Per share:
Basic	.07	.20	.04	.02
Diluted	.07	.19	.04	.02

2001 Quarter
Net revenue	$57,267,419	$60,890,049	$53,862,738	$54,633,574
Gross profit	8,096,689	9,394,477	6,946,539	7,236,693
Net income	1,174,211	1,600,691	866,141	1,271,139
Per share:
Basic	.11	.15	.08	.12
Diluted	.11	.15	.08	.12

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to rounding and changes in the diluted potential common shares.

Page 38 of 67
ITEM 9.				CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The required Form 8-K, Item 4, "Changes in Registrant's Certifying Accountants", dated October 9, 2001, was filed with the Securities and Exchange Commission on October 12, 2001, and is incorporated herein by reference.

PART III

ITEM 10.				DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)				Directors - Certain information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under caption "Election of Directors" of the proxy statement.

(b)				Executive Officers - See "Executive Officers of the Registrant" in Item 1 of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

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

Page 39 of 67
ITEM 13.				CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Transactions with Management" of the proxy statement.

ITEM 14.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures.

The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

b.				Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Page 40 of 67
ITEM 15.				EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a.				The following financial statements and financial statement schedule are included in Item 8 herein:
1.	Financial Statements

Report of Crowe, Chizek and Company LLP, Independent Auditors

Report of PricewaterhouseCoopers LLP, Independent Accountants

Consolidated Balance Sheets as of December 28, 2002 and December 31, 2001

Consolidated Statements of Income for the years ended December 28, 2002, December 31, 2001 and December 31, 2000

Consolidated Statements of Stockholders' Equity for the years ended December 28, 2002, December 31, 2001 and December 31, 2000

Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 31, 2001 and December 31, 2000

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits

See Index to Exhibits

b.	Reports on Form 8-K: None

Page 41 of 67
SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

SUPREME INDUSTRIES, INC.

Date: March 20, 2003			By: /s/Herbert M. Gardner
Herbert M. Gardner, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner		Chairman of the Board and		March 20, 2003
Herbert M. Gardner		President (Principal Executive Officer)

/s/Omer G. Kropf		Executive Vice President and		March 20, 2003
Omer G. Kropf		Director

/s/William J. Barrett		Secretary, Assistant Treasurer and		March 20, 2003
William J. Barrett		Director

/s/Robert W. Wilson		Executive Vice President, Treasurer,		March 20, 2003
Robert W. Wilson		Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)

/s/Robert J. Campbell		Director		March 20, 2003
Robert J. Campbell

/s/Thomas Cantwell		Director		March 20, 2003
Thomas Cantwell

/s/Rice M. Tilley, Jr.		Director		March 20, 2003
Rice M. Tilley, Jr.

/s/H. Douglas Schrock		Director		March 20, 2003
H. Douglas Schrock

Page 42 of 67
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Herbert M. Gardner, certify that:

1.				I have reviewed this annual report on Form 10-K of Supreme Industries, Inc.;

2.				Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.				Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.				The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)				Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)				Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)				Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.				The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Page 43 of 67
6.				The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Herbert M. Gardner
Chief Executive Officer

Page 44 of 67
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert W. Wilson, certify that:

1.				I have reviewed this annual report on Form 10-K of Supreme Industries, Inc.;

2.				Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.				Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.				The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)				Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)				Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)				Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.				The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Page 45 of 67
6.				The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Robert W. Wilson
Chief Financial Officer

Page 46 of 67
INDEX TO EXHIBITS

Exhibit				Description
3.1				Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

3.2				Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 10, 1993 filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.3				Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 1996 filed as Exhibit 3.3 to the Company's annual report on From 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

3.4				Bylaws of the Company, filed as Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

4.1				Credit Agreement dated as of April 25, 1994, between the Company, Supreme Corporation, and NBD Bank and signed in connection with certain long-term indebtedness, filed as Exhibit 4.25 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.2				First Amendment to Credit Agreement dated February 20, 1996, filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

4.3				Second Amendment to Credit Agreement dated October 25, 1996 filed as Exhibit 4.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

4.4				Third Amendment to Credit Agreement dated June 23, 1998 filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

4.5				Fourth Amendment to the Credit Agreement dated September 30, 1998 signed in connection with certain long term indebtedness, filed as Exhibit 4.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

4.6				Fifth Amendment to the Credit Agreement dated May 12, 1999 signed in connection with certain long term indebtedness, filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

Page 47 of 67
4.7				Sixth Amendment to the Credit Agreement dated May 31, 2000 signed in connection with certain long term indebtedness, filed as Exhibit 4.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

4.8				Seventh Amendment to the Credit Agreement dated April 30, 2001 signed in connection with certain long term indebtedness.

10.1				The Company's 1992 Stock Option Plan, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.2				Form of Stock Option grant agreement used to evidence options granted under the Company's 1992 Stock Option Plan, filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.3				The Company's 1998 Stock Option Plan, filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.4				Amendment No. 1 to the Company's 1998 Stock Option Plan, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

10.5				Amendment No. 2 to the Company's 1998 Stock Option Plan, filed as Exhibit 10.5 to the Company's annual report on From 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.6				The Company's 2001 Stock Option Plan.

10.7				Amendment No. 1 to the Company's 2001 Stock Option Plan.

10.8				Inventory Loan and Security Agreement dated October 12, 1988, among General Motors Acceptance Corporation and the Company, its subsidiaries, and certain subsidiaries of Supreme Corporation, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.9				Form of Demand Promissory Note dated September 28, 1988, from the Company, and relating to the Agreement described 10.3 above, filed as Exhibit 10.20 to the Company's annual report on From 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.10				Intercreditor Agreement dated as of December 31, 1991, among General Motors Acceptance Corporation and Congress Financial Corporation, and relating to the Agreement described in 10.3 above filed as Exhibit 10.14 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

Page 48 of 67
10.11				Pool Company Wholesale Finance Plan Application for Wholesale Financing and Security Agreements, dated December 5, 1990, among Ford Motor Credit Company and each of Supreme Corporation, Supreme Truck Bodies of California, Inc., Supreme Corporation of Texas, and Supreme Mid-Atlantic Corporation, filed as Exhibit 10.15 to the Company's annual report on form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.12				Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporations Goshen, Indiana facilities, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.13				Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.14				Lease dated August 27, 1990, between Supreme Truck Bodies of California, Inc. and Edgar Maas, individually and as Trustee of the Marsha Maas Testamentary Trust, relating to Supreme Corporation's Riverside, California facility, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31,

10.15				License Agreement dated to be effective November 5, 1992, between Supreme Corporation as license and ACCGRUPPENAB, a Swedish Corporation, as licensor, with respect to certain know-how and patent rights, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.16				Consulting Agreement dated to be effective January 1, 1993, between the Company and William J. Barrett, filed as exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.17				Consulting Agreement dated to be effective January 1, 1993, between the company and Herbert M. Gardner, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.18				Consulting Agreement dated to be effective April 15, 1993, between the Company and Rice M. Tilley, Jr., filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.19				Consulting Agreement dated to be effective April 15, 1993, between the Company and H. Douglas Schrock, filed as Exhibit 10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

Page 49 of 67
10.20				Employment Contract dated to be effective January 1, 1998, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 1, 1997, and incorporated herein by reference.

10.21				Amendment Number One to employment contract effective January 1, 1998, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.22				Employment Contract dated to be effective May 1, 1998, between Supreme Corporation and Omer G. Kropf, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.23				Employment Contract dated to be effective May 1, 2002, between Supreme Corporation and Omer G. Kropf.

21.1				Subsidiaries of the Registrant.

23.1				Consent of Crowe, Chizek and Company LLP.

23.2				Consent of PricewaterhouseCoopers LLP.

99.1				Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2				Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Page 50 of 67

Exhibit 10.23

EMPLOYMENT CONTRACT
SUPREME CORPORATION
(Omer G. Kropf)

This Contract is entered into between Supreme Corporation, a Texas corporation (hereafter called "Company"), and Omer G. Kropf (hereafter called "Employee").

Company is engaged in the business of manufacturing and selling specialized truck bodies and buses. Company desires to obtain the services of Employee as one of its key executives, and Employee is willing and able to perform in that capacity.

Accordingly, in consideration of the mutual covenants herein contained, the parties to this Contract agree as follows:

1. Employment. Company hereby employs Employee, and Employee hereby accepts such employment from Company, pursuant to those provisions herein contained.

  2. Term of Employment. Subject to the provisions for termination hereafter provided, the term of this Contract shall be for a total of three (3) years beginning on May 1, 2002, and ending on April 30, 2005.

  3. Duties of Employee. Employee is employed as a member of Office of the President of Company. It is understood and agreed that Employee is subject to the direction and control of Company's Board of Directors, as required by the Texas Business Corporation Act, and as a result Employee shall, if required by Company's Board of Directors during the term of this Contract, serve in any other executive capacity considering his experience and performance record to date with Company. Employee shall devote substantially all of his time, attention, best efforts, and energy to the business of Company, and may not, during the term of this Contract, be engaged in any other material business activities which interfere with his ability to carry out his obligations hereunder. However, such restriction shall not be construed as preventing Employee from making investments in (non-competitive) business enterprises so long as Employee will not be required to render personal services to any such business enterprises during Employee's normal business hours with Company.

  4. Compensation. To the extent Employee continues to comply with all of the provisions of this Contract (including the covenants referenced in paragraph 8 below and contained in Exhibits "A" and "B" attached hereto):

    a. Base Salary. Company shall pay to Employee a minimum base salary of $240,000 per year payable $20,000 per month (from which federal withholding and social security taxes will be deducted) in the same manner as monthly salary payments are paid to other key executives of Company; and

Page 51 of 67
    b. Pre-Tax Bonus. It is anticipated that at the end of each calendar year, Employee, in his capacity as a member of Office of the President of Company, will request approval of the Board of Directors for distribution from the Company's Bonus Payment Plan, the amount of which will be dependent upon the operating results of the Company for that year. It is also anticipated that Employee is authorized to include himself as a recipient of a portion of such bonus pool. In such event (and assuming approval by the Board of Directors of the portion of the bonus which Employee recommends be distributed to himself), Employee shall be entitled to receive, in addition to the base salary referred to above, a pre-tax bonus in the amount so approved by the Board of Directors.

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

Page 52 of 67
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

Page 53 of 67
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

Page 54 of 67
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

Page 55 of 67
  party of such change. Any time limitation provided for in this Contract shall commence with the date that the party actually receives such written notice, and the date or postmark of any return receipt indicating the date of delivery of such notice to the addressee shall be conclusive evidence of such receipt. In addition to the parties hereto, copies of all notices should be sent to:

Mr. Herbert M. Gardner Janney Montgomery Scott, Inc. 26 Broadway, Eighth Floor New York, NY 10004

Law, Snakard & Gambill 1600 West Seventh Street Suite 500 Fort Worth, TX 76102 Attn: Rice M. Tilley, Jr., Esq.

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

Page 56 of 67
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

Signed to be effective May 1, 2002.

COMPANY: EMPLOYEE:

SUPREME CORPORATION

By: /s/Herbert M. Gardner /s/Omer G. Kropf
Herbert M. Gardner Omer G. Kropf Chairman of the Board 1077 East North Shore Drive 26 Broadway, 8th Floor Syracuse, IN 46567 New York, NY 10004

Page 57 of 67

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

Page 58 of 67
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

Page 59 of 67
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

Signed to be effective May 1, 2002.
/s/Omer G. Kropf Omer G. Kropf 1077 East North Shore Drive Syracuse, IN 46567
ACCEPTED: SUPREME CORPORATION
By: ____ /s/Herbert M. Gardner________ Herbert M. Gardner, Chairman of the Board 26 Broadway, 8th Floor New York, NY 10004
Page 60 of 67
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

Page 61 of 67
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

Signed to be effective May 1, 2002.
/s/Omer G. Kropf Omer G. Kropf 1077 East North Shore Drive Syracuse, IN 46567

ACCEPTED: SUPREME CORPORATION

By: ____/s/Herbert M. Gardner_________ Herbert M. Gardner, Chairman of the Board 26 Broadway, 8th Floor New York, NY 10004

Page 62 of 67

Exhibit 21.1

Subsidiaries of the Registrant (a)

Supreme Corporation, a Texas corporation

Supreme Indiana Operations, L.P., an Indiana limited partnership

Supreme Indiana Management, L.L.C., an Indiana limited liability company

Supreme Corporation of Texas, a Texas corporation

Supreme SCT Operations, L.P., a Texas limited partnership

Supreme SCT L.L.C., a Delaware limited liability company

Supreme SCT Operating L.L.C., a Delaware limited liability company

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

Page 63 of 67

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-3 (File No. 33-64047) and on Form S-8 (File Nos. 333-89867 and 33-59343) and in the related Prospectus of our report dated January 31, 2003 on our audits of the consolidated financial statements and financial statement schedule of Supreme Industries, Inc. and its subsidiaries as of December 28, 2002 and December 31, 2001 and for each of the two years in the period ended December 28, 2002, which report is included in this Annual Report on Form 10-K.

/s/Crowe, Chizek and Company LLP

South Bend, Indiana
March 20, 2003

Page 64 of 67

Exhibit 23.2

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-3 (File No. 33-64047) and on Form S-8 (File Nos. 333-89867 and 33-59343) and in the related Prospectus of our report dated February 2, 2001, relating to the consolidated financial statements and financial statement schedule of Supreme Industries, Inc. and its subsidiaries for the year ended December 31, 2000, which report is included in this Annual Report on Form 10-K.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois
March 19, 2003

Page 65 of 67

Exhibit 99.1

Certification of
Chief Executive Officer
of Supreme Industries, Inc. Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the annual report on Form 10-K (the "Form 10-K") for the fiscal year ended December 28, 2003 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 20, 2003

/s/ Herbert M. Gardner
Chief Executive Officer

Page 66 of 67

Exhibit 99.2

Certification of
Chief Financial Officer
of Supreme Industries, Inc. Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the annual report on Form 10-K (the "Form 10-K") for the fiscal year ended December 28, 2003 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 20, 2003

/s/ Robert W. Wilson
Chief Financial Officer

Page 67 of 67