Form 10-Q
period 2003-03-29
SUPREME INDUSTRIES INC
filed 2003-05-08
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at April 30, 2003
	Class A	8,897,986
	Class B	1,917,394
Page 1 of 51
SUPREME INDUSTRIES, INC.

CONTENTS

Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3 & 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10 - 12

Item 4.	Controls and Procedures	12 &13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

CERTIFICATIONS		15-18

EXHIBITS		19-51

Page 2 of 51

Part I. Financial Information

Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 29,	December 28,
	2003	2002
Assets	(Unaudited)

Current assets:
Cash and cash equivalents....................................	$69,237	$112,898
Accounts receivable, net......................................	20,724,000	19,304,880
Inventories............................................................	25,536,373	23,799,288
Deferred income taxes..........................................	1,337,278	1,337,278
Other current assets..............................................	2,479,461	3,260,965

Total current assets.....................................	50,146,349	47,815,309

Property, plant and equipment, at cost...................	66,763,293	66,243,221
Less, Accumulated depreciation and
amortization..................................................	31,484,471	30,640,333

Property, plant and equipment, net...........	35,278,822	35,602,888

Intangible assets, net.................................................	120,264	133,150
Goodwill.....................................................................	735,014	735,014
Assets held for sale....................................................	2,357,406	2,119,626
Other assets...............................................................	934,349	942,107

Total assets..................................................	$89,572,204	$87,348,094

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 51

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

	March 29,	December 28,
	2003	2002
Liabilities and Stockholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt....................	$2,794,905	$4,660,114
Trade accounts payable........................................	9,492,629	6,800,165
Accrued income taxes..........................................	762,542	109,889
Other accrued liabilities.......................................	6,673,604	7,344,503

Total current liabilities...............................	19,723,680	18,914,671

Long-term debt..........................................................	8,548,129	7,366,858

Deferred income taxes...............................................	1,868,391	1,844,894

Other long-term liabilities........................................	147,513	209,348

Total liabilities.............................................	30,287,713	28,335,771

Stockholders' equity.................................................	59,284,491	59,012,323

Total liabilities and stockholders' equity	$89,572,204	$87,348,094

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 51

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended
	March 29,	March 31,
	2003	2002
Revenues.................................................................	$49,824,210	$49,843,683

Costs and expenses:
Cost of sales......................................................	43,896,932	42,969,974
Selling, general and administrative...................	5,016,071	5,316,552
Interest...............................................................	230,786	274,351
	49,143,789	48,560,877

Income before income taxes....................	680,421	1,282,806

Income taxes.............................................................	262,000	481,000

Net income.................................................	$418,421	$801,806

Earnings per share:
Basic...........................................................	$.04	$.07
Diluted........................................................	.04	.07

Shares used in the computation of
earnings per share:
Basic...........................................................	10,831,333	10,798,384
Diluted........................................................	10,924,465	10,974,904

The accompanying notes are a part of the consolidated financial statements.

Page 5 of 51
Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 29,	March 31,
	2003	2002
Cash flows from operating activities:
Net income..........................................................	$418,421	$801,806
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization..............	874,175	1,075,870
Loss on disposal of equipment..............	988	3,114
Changes in operating assets and
liabilities.........................................	299,517	(179,151)

Net cash provided by operating activities	1,593,101	1,701,639

Cash flows from investing activities:
Additions to property, plant and equipment........	(538,411)	(707,948)
Proceeds from disposal of equipment.................	200	300
(Increase) decrease in other assets......................	(230,022)	7,758

Net cash used in investing activities.........	(768,233)	(699,890)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt..............................................	14,130,878	6,820,993
Repayments of revolving line of credit and
other long-term debt.....................................	(14,814,816)	(7,822,783)
Acquisition of treasury stock..............................	(184,591)	-

Net cash used in financing activities.........	(868,529)	(1,001,790)

Decrease in cash and cash equivalents...................	(43,661)	(41)

Cash and cash equivalents, beginning of period...	112,898	192,662

Cash and cash equivalents, end of period..............	$69,237	$192,621

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 51

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 28, 2002 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three months ended March 29, 2003 and March 31, 2002 are for 13 week periods.

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:
	March 29,	December 28,
	2003	2002
Raw materials........................	$14,083,529	$12,681,723
Work-in-progress...................	5,007,678	4,609,291
Finished goods.......................	6,445,166	6,508,274
	$25,536,373	$23,799,288

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

NOTE C - INTANGIBLE ASSETS

Intangible assets subject to amortization consist of favorable lease agreements with a cost of $1,048,167 less accumulated amortization of $927,903 and $915,017 at March 29, 2003 and December 28, 2002, respectively. The favorable leases are being amortized using the straight-line method over the twenty-five year term of the leases which includes renewal terms. Amortization expense for the three months ended March 29, 2003 and March 31, 2002 was $12,886 and $17,603, respectively.
Page 7 of 51

NOTE D - LONG-TERM DEBT

The Company entered into a new credit agreement effective April 25, 2003. The terms of the new credit facility are substantially the same as the previous credit facility disclosed in the Annual Report of Form 10-K at December 28, 2002. The new credit facility matures April 30, 2005 and as a result all borrowings at March 29, 2003 are classified as long-term debt.

NOTE E - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

Three Months Ended
				March 29,	March 31,
				2003	2002
Weighted average number of shares outstanding
		(used in computation of basic earnings per share)		10,831,333	10,798,384

	Effect of dilutive stock options			93,132	176,520

Diluted shares outstanding (used in computation
		of diluted earnings per share)		10,924,465	10,974,904

NOTE F - STOCK-BASED COMPENSATION

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Page 8 of 51
NOTE F - STOCK-BASED COMPENSATION, Continued

The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Three Months Ended
				March 29,	March 31,
				2003	2002
	Net income, as reported			$418,421	$801,806
	Add:		Stock-based compensation expense included
			in reported net income, net of tax	16,463	16,822
	Deduct:		Stock-based compensation expense
determined under fair value based method,
			net of tax	84,628	78,430

	Pro forma net income			$350,256	$740,198

	Basic earnings per share, as reported			$.04	$.07
	Pro forma basic earnings per share			.03	.07

	Diluted earnings per share, as reported			.04	.07
	Pro forma diluted earnings per share			.03	.07

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement had no significant effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no significant effect on the Company's consolidated financial statements.

Page 9 of 51
ITEM 2.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended March 29, 2003 were $49.8 million and were essentially unchanged compared to the quarter ended March 31, 2002. A comparison of the two periods reveals a 5.0% increase in specialized truck body revenues and a 24.9% decrease in bus product revenues. The increase in specialized truck body revenues reflects what appears to be the beginning of improving market conditions coupled with an increase in market share in the Company's two largest product categories. The decrease in bus product revenues is attributable to continued weakness in the marketplace for travel-related industries.

Gross profit as a percentage of revenues declined to 11.9% for the quarter ended March 29, 2003 compared to 13.8% for the quarter ended March 31, 2002. The decline resulted from competitive pricing pressure, increased commercial and health insurance costs and increased delivery expenses related to higher fuel prices.

Selling, general and administrative expenses as a percentage of revenues decreased to 10.1% for the quarter ended March 29, 2003 from 10.7% for the quarter ended March 31, 2002. Selling expenses remained unchanged as a percentage of revenues while general and administrative expenses declined principally as a result of a decrease in amortization expense associated with the Company's capitalized operating software which was fully amortized during 2002.

Interest expense decreased to $230,786 for the quarter ended March 29, 2003 compared to $274,351 for the quarter ended March 31, 2002. The reduction was the result of a 29.3% decrease in long-term debt during the twelve months ended March 29, 2003 partially offset by increased interest expense paid on consigned inventories of chassis obtained under converter pool agreements.

The Company's effective income tax rate increased to 38.5% for the quarter ended March 29, 2003 from 37.5% for the quarter ended March 31, 2002. The effective tax rate fluctuates slightly based on state tax apportionment and state tax rates.

Net income for the three months ended March 29, 2003 was $418,421 compared to $801,806 for the three months ended March 31, 2002. Basic and diluted earnings were $.04 per share for the quarter ended March 29, 2003 compared to $.07 per share for the quarter ended March 31, 2002. The decline in net income and earnings per share resulted from the reduced gross profit as discussed previously.

Page 10 of 51
Liquidity and Capital Resources

Cash flows from operating activities were the major sources of funds for operations, capital expenditures and to service debt during the first three months of fiscal year 2003. The largest components of cash provided by operations were increases in trade accounts payable of $2.7 million, depreciation and amortization of $.9 million and net income of $.4 million. The largest components of cash used by operations were increases in inventories of $1.7 million and increases in trade accounts receivable of $1.4 million.

The Company invested $.5 million in property, plant and equipment during the first three months of 2003 compared to $.7 million during the first three months of 2002.

The significant financing activity which used cash was a $.7 million reduction in long-term debt.

The Company believes that cash flows generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the remainder of 2003. As discussed in Note D of the notes to consolidated financial statements, the Company's revolving line of credit was renewed April 25, 2003 and the maturity date was extended to April 30, 2005.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies are discussed in Note A of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 28, 2002. In management's opinion, the Company's critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories and accrued insurance.

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
Page 11 of 51
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

Page 12 of 51
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

Exhibit 4.1 - Credit Agreement dated April 25, 2003, between the Company, Supreme Corporation, and Bank One, NA, signed in connection with certain long term indebtedness.

Exhibit 99.1 - Certification of Chief Executive Officer

Exhibit 99.2 - Certification of Chief Financial Officer

	b)	Reports on Form 8-K:

A Report on Form 8-K dated April 28, 2003 was filed by the Company on April 28, 2003, to report the issuance of a press release containing the Company's financial results for the quarter ended March 29, 2003.

Page 13 of 51
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

DATE: May 7, 2003			BY: /s/ ROBERT W. WILSON
Robert W. Wilson
Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

(Signing on behalf of the Registrant and as Principal Financial Officer)

Page 14 of 51
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

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

Page 15 of 51
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

Date: May 7, 2003

/s/ Herbert M. Gardner
Chief Executive Officer

Page 16 of 51
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

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

Page 17 of 51
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

Date: May 7, 2003

/s/ Robert W. Wilson
Chief Financial Officer

Page 18 of 51
Exhibit 4.1

Bank One, NA
Credit Agreement

This agreement between Bank One, NA, with its main office in Chicago, IL, and its successors and assigns, (the "Bank"), whose address is 121 W. Franklin St., Elkhart, IN 46516, and Supreme Industries, Inc. and Supreme Corporation (individually, a "Borrower" and collectively, the "Borrowers"), whose addresses are 16500 CR 38, Goshen, IN 46526 and 16500 CR 38, Goshen, IN 46526, respectively.

1.	Credit Facilities.

	1.1	Scope. This agreement governs Facility A, and, unless otherwise agreed to in writing by the Bank and the Borrowers or prohibited by applicable law, governs the Credit Facilities.

	1.2	Facility A (Line of Credit). The Bank has approved a credit facility to the Borrowers in the principal sum not to exceed $12,000,000.00 in the aggregate at any one time outstanding ("Facility A"). Credit under Facility A shall be repayable as set forth in a Line of Credit Note executed concurrently with this agreement, and any renewals, modifications or extensions thereof. The proceeds of Facility A shall be used for the following purpose: working capital.

Non Usage Fee. The Borrowers shall pay to the Bank a non-usage fee (the "Non-usage Fee") on an average daily unused portion of Facility A at the rate per annum set forth below opposite the applicable Funded Debt/EBITDA Ratio, payable in arrears within fifteen (15) of the end of each fiscal quarter for which the fee is owing.

		Funded Debt/EBITDA		Non Usage Fee
		Greater than or equal 2.51 to 1.00		.225
		Greater than 1.50 to 1.00 but less than 2.51 to 1.00		.175
		Less than or equal to 1.50 to 1.00		.125

The Non Usage Fee Rate shall, in each case be determined and adjusted quarterly on the first day of the month after the date of delivery of the quarterly and annual financial statements required by the Credit Agreement, provided, however, that if such financial statements are not delivered within two Business Days after the required date (each, a "Fee Determination Date"), the Non Usage Fee Rate may increase to the maximum percentage amount set forth in the table above from the date such financial statements were required to be delivered to the Bank until received by the Bank. The Non Usage Fee Rate shall be effective from a Fee Determination Date until the next Fee Determination Date. Such determinations by the Bank shall be conclusive absent manifest error. The initial Non Usage Fee Rate is .125.

Letter of Credit Sub-Limit. At any time the Borrowers are entitled to an advance under Facility A, the Bank agrees to issue letters of credit for the account of any one or more of the Borrowers in an amount not in excess of the maximum advance that the Borrowers would then be entitled to obtain under Facility A, provided that (a) the aggregate maximum available amount which is drawn and unreimbursed or may be drawn under all letters of credit which are outstanding at any time, including without limitation all letters of credit issued for the account of any one or more of the Borrowers which are outstanding on the date of the Line of Credit Note, shall not exceed $5,000,000.00, (b) the expiration date of any standby letter of credit shall be no later than one

Page 19 of 51
year from date of issuance; the expiration of any commercial letter of credit shall be no later than six months from date of issuance and the issuance of any letter of credit with an expiration date beyond the maturity date of the Line of Credit Note shall be entirely at the discretion of the Bank, (c) any letter of credit shall be a standby or commercial letter of credit and the form of the requested letter of credit shall be satisfactory to the Bank, in the Bank's sole discretion, and (d) any one or more of the Borrowers shall have executed an application and reimbursement agreement for any letter of credit in the Bank's standard form. While any letter of credit is outstanding, the maximum amount of advances that may be outstanding under the Line of Credit Note shall be automatically reduced by the maximum amount available to be drawn under any and all such letters of credit. The Borrowers shall pay the Bank a fee for each standby letter of credit that is issued, calculated at the rate of 1.00% per annum of the original maximum amount available of such standby letter of credit, with such fee being calculated on the basis of a 360-day year and the actual number of days in the period during which the standby letter of credit will be outstanding. The Borrowers shall pay the Bank a fee for each commercial letter of credit that is issued, such fee to be agreed upon for each letter of credit from time to time by the Bank and any one or more of the Borrowers, provided, however, that if such agreement is not reached, the Bank shall be under no obligation to issue any letter of credit hereunder. No credit shall be given for fees paid due to early termination of any letter of credit. The Borrowers shall also pay the Bank's standard transaction fees with respect to any transactions occurring on an account of any letter of credit. Each fee shall be payable when the related letter of credit is issued, and transaction fees shall be payable upon completion of the transaction as to which they are charged. All fees may be debited by the Bank to any deposit account of any Borrower carried with the Bank without further authority and, in any event, shall be paid by the Borrowers within ten (10) days following billing.

2.	Definitions. As used in this agreement, the following terms have the following respective meanings:

	2.1	"Credit Facilities" means all extensions of credit from the Bank to the Borrowers or any one or more of them, whether now existing or hereafter arising, including but not limited to those described in Section 1.

	2.2	"Liabilities" means all obligations, indebtedness and liabilities of the Borrowers or any one or more of them, to any one or more of the Bank, BANK ONE CORPORATION, and any of their subsidiaries, affiliates or successors, now existing or later arising, including, without limitation, all loans, advances, interest, costs, overdraft indebtedness, credit card indebtedness, lease obligations, or obligations relating to any Rate Management Transaction, all monetary obligations incurred or accrued during the pendency of any bankruptcy, insolvency, receivership or other similar proceedings, regardless of whether allowed or allowable in such proceeding, and all renewals, extensions, modifications, consolidations or substitutions of any of the foregoing, whether the Borrowers or any one or more of them, may be liable jointly with others or individually liable as a debtor, maker, co-maker, drawer, endorser, guarantor, surety or otherwise, and whether voluntarily or involuntarily incurred, due or not due, absolute or contingent, direct or indirect, liquidated or unliquidated. The term "Rate Management Transaction" in this agreement means any transaction (including an agreement with respect thereto) now existing or hereafter entered into among the Borrowers or any one or more of them, the Bank or BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, which is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, forward transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions) or any combination thereof, whether linked to one or more interest rates, foreign currencies, commodity prices, equity prices or other financial measures.

Page 20 of 51
	2.3	"Notes" means the Line of Credit Note(s) described in Section 1, and all promissory notes, instruments and/or contracts evidencing the terms and conditions of the Liabilities.

	2.4	"Distributions" means all dividends and other distributions made by any Borrower to its shareholders, partners, owners or members, as the case may be, other than salary, bonuses, and other compensation for services expended in the current accounting period.

	2.5	"Consolidated" means, when used with reference to any financial term in this agreement, the aggregate for two or more persons of the amounts signified by such term for all such persons determined on a consolidated basis in accordance with generally accepted accounting principles.

	2.6	"Cumulative Net Income" of any person means as of any date, the net income (after deduction for income and other taxes of such person determined by reference to income or profits of such person) for the period commencing on the specified date through the end of the most recently completed fiscal year of such person (but without reduction for any net loss incurred for any fiscal year during such period), taken as one accounting period, all as determined in accordance with generally accepted accounting principles.

	2.7	"Subsidiary" of any person means any other person (whether now existing or hereafter organized or acquired) in which (other than directors qualifying shares required by law) at least a majority of the securities or other ownership interests of each class having ordinary voting power or analogous right (other than securities or other ownership interests which have such power or right only by reason of the happening of a contingency), at the time as of which any determination is being made, are owned, beneficially and of record, by such person or by one or more of the other Subsidiaries of such person or by any combination thereof. Unless otherwise specified, reference to "Subsidiary" shall mean Subsidiary of the Borrowers.

3.	Conditions Precedent.

	3.1	Conditions Precedent to Initial Extension of Credit. Before the first extension of credit governed by this agreement, whether by disbursement of a loan, issuance of a letter of credit, or otherwise, the Borrowers shall deliver to the Bank, in form and substance satisfactory to the Bank:

		a.	Loan Documents. The Notes, and as applicable, the letter of credit applications, the security agreements, the pledge agreements, financing statements, mortgages or deeds of trust, the guaranties, the subordination agreements, and any other loan documents which the Bank may reasonably require to give effect to the transactions described in this agreement;

		b.	Evidence of Due Organization and Good Standing. Evidence, satisfactory to the Bank, of the due organization and good standing of each Borrower and every other business entity that is a party to this agreement or any other loan document required by this agreement; and

		c.	Evidence of Authority to Enter into Loan Documents. Evidence that (i) each party to this agreement and any other loan document required by this agreement is authorized to enter into the transactions described in this agreement and the other loan documents, and (ii) the person signing on behalf of each such party is authorized to do.

	3.2	Conditions Precedent to Each Extension of Credit. Before any extension of credit governed by this agreement, whether by disbursement of a loan, issuance of a letter of credit or otherwise, the following conditions must be satisfied:

Page 21 of 51
		a.	Representations. The representations of each Borrower are true on and as of the date of the extension of credit;

		b.	No Event of Default. No default has occurred in any provision of this agreement, the Notes or any agreement related to the Credit Facilities and is continuing or would result from the extension of credit, and no event has occurred which would constitute the occurrence of any default but for the lapse of time until the end of any grace or cure period; and

		c.	Additional Approvals, Opinions, and Documents. The Bank has received any other approvals, opinions and documents as it may reasonably request.

4.	Affirmative Covenants. Each Borrower shall:

	4.1	Insurance. Maintain insurance with financially sound and reputable insurers covering its properties and business against those casualties and contingencies and in the types and amounts as are in accordance with sound business and industry practices.

	4.2	Existence. Maintain its existence and business operations as presently in effect in accordance with all applicable laws and regulations, pay its debts and obligations when due under normal terms, and pay on or before their due date, all taxes, assessments, fees and other governmental monetary obligations, except as they may be contested in good faith if they have been properly reflected on its books and, at the Bank's request, adequate funds or security has been pledged to insure payment.

	4.3	Financial Records. Maintain proper books and records of account, in accordance with generally accepted accounting principles, and consistent with financial statements previously submitted to the Bank.

	4.4	Inspection. Permit the Bank to inspect and copy any Borrower's business records at such times and at such intervals as the Bank may reasonably require, and to discuss any Borrower's business, operations, and financial condition with the Borrowers' officers and accountants.

	4.5	Financial Reports. Furnish to the Bank whatever information, books and records the Bank may reasonably request, including at a minimum:

		a.	Within thirty (30) days after each quarterly period, a balance sheet for Supreme Industries, Inc., as of the end of that period and statements of income, cash flow and retained earnings, from the beginning of that fiscal year to the end of that period, certified as correct by one of its authorized agents.

		b.	Within ninety (90) days after and as of the end of each of its fiscal years, a detailed financial statement for Supreme Industries, Inc., including a balance sheet and statements of income, cash flow and retained earnings, such financial statement, to be audited by an independent certified public accountant of recognized standing acceptable to the Bank in the Bank's sole discretion.

		c.	Via either the EDGAR System or its Home Page, within ninety (90) days after the filing of its Annual Report on Form 10-K for the fiscal year then ended with the Securities and Exchange Commission, but no event later than ninety (90) days after the end of such fiscal year, the financial statements for such fiscal year as contained in such Annual Report on Form 10-K and, as soon as it shall become available, the annual report to shareholders of Supreme Industries, Inc. for the fiscal year then ended.
Page 22 of 51
		d.	Via either the EDGAR System or its Home Page, within thirty (30) days after the filing of its Quarterly Report on Form 10-Q for the fiscal quarter then ended with the Securities and Exchange Commission, but no event later than thirty (30) days after the end of such fiscal quarter, copies of the financial statements for such fiscal quarter as contained in such Quarterly Report on Form 10-Q, and, as soon as it shall become available, a quarterly report to shareholders of Supreme Industries, Inc. for the fiscal quarter than ended.

		e.	Via either the EDGAR System or its Home Page, promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by any Borrower or any subsidiary with the Securities and Exchange Commission or any governmental authority succeeding to any or all of the functions of said Commission.

    If for any reason the EDGAR System and/or its Home Page are not available to a Borrower as is required for making available the financial statements or reports referred to above, such Borrower shall then furnish a copy of such financial statements or reports to the Bank.

For the purposes of this section, "EDGAR System" means the Electronic Data Gathering Analysis and Retrieval System owned and operated by the United States Securities and Exchange Commission or any replacement system, and "Home Page" means any Borrower's corporate home page on the World Wide Web accessible through the Internet via the universal resource locator (URL) identified as "http://www.supremeind.com" or such other universal resource locator that any Borrower shall designate in writing to the Bank as its corporate home page on the World Wide Web.

	4.6	Notices of Claims, Litigation, Defaults, etc. Promptly inform the Bank in writing of (1) all existing and all threatened litigation, claims, investigations, administrative proceedings and similar actions affecting any Borrower which could materially affect the financial condition of such Borrower; (2) the occurrence of any event which gives rise to the Bank's option to terminate the Credit Facilities; (3) the institution of steps by any Borrower to withdraw from, or the institution of any steps to terminate, any employee benefit plan as to which any Borrower may have liability; (4) any additions to or changes in the locations of any Borrower's businesses; and (5) any alleged breach of any provision of this agreement or of any other agreement related to the Credit Facilities by the Bank.

	4.7	Additional Information. Furnish such additional information and statements, as the Bank may request, from time to time.

	4.8	Insurance Reports. Furnish to the Bank, upon request of the Bank, reports on each existing insurance policy showing such information as the Bank may reasonably request.

	4.9	Other Agreements. Comply with all terms and conditions of all other agreements, whether now or hereafter existing, between any Borrower and any other party.

	4.10	Title to Assets and Property. Maintain good and marketable title to all of such Borrower's assets and properties.

	4.11	Additional Assurances. Make, execute and deliver to the Bank such other agreements as the Bank may reasonably request to evidence the Credit Facilities and to perfect any security interests.

	4.12	Employee Benefit Plans. Maintain each employee benefit plan as to which such Borrower may have any liability, in compliance with all applicable requirements of law and regulations.

	4.13	Management. Maintain the senior executive or management personnel of the Borrower.
Page 23 of 51
5.	Negative Covenants.

	5.1	Unless otherwise noted, the financial requirements set forth in this section will be computed in accordance with generally accepted accounting principles applied on a basis consistent with financial statements previously submitted by each Borrower to the Bank.

	5.2	Without the written consent of the Bank, each Borrower will not:

		a.	Dividends. Make, pay, declare or authorize any dividend, payment or other distribution in respect of any class of its capital stock or any dividend, payment or distribution in connection with the redemption, purchase, retirement or other acquisition, directly or indirectly, of any shares of its capital stock, or any payment or other distribution to its officers or directors, including all salaries, bonuses, benefits and other forms of compensation to the extent such payment or distributions to officers and directors exceeds $1,500,000.00 in any fiscal year of the Borrowers, other than such dividends, payments or other distributions to the extent payable solely in shares of the capital stock of the Borrowers, provided, however, that, if no Default or Event of Default shall exist or shall have occurred and be continuing, the Borrowers may make, pay, declare or authorize dividends, payments and other such distributions made after the Effective Date which, in the aggregate, do not exceed the Consolidated Cumulative Net Income of the Borrowers and its Subsidiaries or $1,500,000.00, whichever is greater. For purposes of this Section, "capital stock" shall include capital stock and any securities exchangeable for or convertible into capital stock and any warrants, rights or other options to purchase or otherwise acquire capital stock or such securities.

		b.	Sale of Shares. Issue, sell or otherwise dispose of any shares of its capital stock or other securities, or rights, warrants or options to purchase or acquire those shares or securities.

		c.	Debt. Incur, or permit to remain outstanding, debt for borrowed money or installment obligations, except debt reflected in the latest financial statement of the Borrowers furnished to the Bank prior to execution of this agreement and not to be paid with proceeds of borrowings under the Credit Facilities. For purposes of this covenant, the sale of any account receivable is the incurring of debt for borrowed money.

		d.	Guaranties. Guarantee or otherwise become or remain secondarily liable on the undertaking of another, except for endorsement of drafts for deposit and collection in the ordinary course of business.

		e.	Liens. Create or permit to exist any lien on any of its property, real or personal, except: existing liens known to the Bank; liens to the Bank; liens incurred in the ordinary course of business securing current nondelinquent liabilities for taxes, worker's compensation, unemployment insurance, social security and pension liabilities.

		f.	Use of Proceeds. Use, or permit any proceeds of the Credit Facilities to be used, directly or indirectly, for the purpose of "purchasing or carrying any margin stock" within the meaning of Federal Reserve Board Regulation U. At the Bank's request, the Borrowers will furnish a completed Federal Reserve Board Form U-1.

Page 24 of 51
		g.	Continuity of Operations. (1) Engage in any business activities substantially different from those in which such Borrower is presently engaged; (2) cease operations, liquidate, merge, transfer, acquire or consolidate with any other entity, change its name, dissolve, or sell any assets out of the ordinary course of business; or (3) enter into any arrangement with any person providing for the leasing by such Borrower to any subsidiary of real or personal property which has been sold or transferred by the Borrower or subsidiary to such person.

		h.	Limitation on Negative Pledge Clauses. Enter into any agreement with any person other than the Bank which prohibits or limits the ability of such Borrower or any of its subsidiaries to create or permit to exist any lien on any of its property, assets or revenues, whether now owned or hereafter acquired.

		i.	Conflicting Agreements. Enter into any agreement containing any provision which would be violated or breached by the performance of the Borrowers' obligations under this agreement.

		j.	Operating Leases. Contract for or assume in any manner operating lease obligations if the aggregate of all payments shall exceed $1,500,000.00 in any one fiscal year.

		k.	Debt Service Coverage Ratio. Permit as of each fiscal quarter end, its ratio of net income, plus interest expense, amortization and depreciation, minus any Distributions, for the rolling four (4) quarters period then ending to interest expense, prior period current maturities of long term debt and capital leases, for the same such rolling four (4) quarters period, to be less than 1.40 to 1.00.

		l.	Funded Debt to EBITDA Ratio. Permit as of each fiscal quarter end, its ratio of (a) total liabilities excluding (i) accounts arising from the purchase of goods and services in the ordinary course of business, (ii) accrued expenses or losses, and (iii) deferred revenues or gains, for the rolling four (4) quarters period then ending, to (b) net income, plus amortization, depreciation, interest expense and income taxes, for the same such rolling four (4) quarters period, to be greater than 3.50 to 1.00.

6.	Representations by the Borrower. Each Borrower represents that: (a) the execution and delivery of this agreement and the Notes, and the performance of the obligations they impose, do not violate any law, conflict with any agreement by which it is bound, or require the consent or approval of any governmental authority or other third party, (b) this agreement and the Notes are valid and binding agreements, enforceable according to their terms, (c) all balance sheets, profit and loss statements, and other financial statements and other information furnished to the Bank in connection with the Liabilities are accurate and fairly reflect the financial condition of the organizations and persons to which they apply on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates, (d) no litigation, claim, investigation, administrative proceeding or similar action (including those for unpaid taxes) against it is pending or threatened, and no other event has occurred which may in any one case or in the aggregate materially adversely affect its financial condition and properties, other than litigation, claims, or other events, if any, that have been disclosed to and acknowledged by the Bank in writing, (e) all of its tax returns and reports that are or were required to be filed, have been filed, and all taxes, assessments and other governmental charges have been paid in full, except those presently being contested by it in good faith and for which adequate reserves have been provided, (f) it is not a "holding company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended, (g) it is not a "holding company", or a "subsidiary company" of a "holding company" or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended, (h) there are no defenses or counterclaims, offsets or adverse claims, demands or actions of any kind, personal or otherwise, that it could assert with respect to this agreement or the Credit Facilities, (i) it owns, or is licensed to use, all trademarks, trade names, copyrights,

Page 25 of 51
technology, know-how and processes necessary for the conduct of its business as currently conducted, and (j) no part of the proceeds of the Credit Facilities will be used for "purchasing" or "carrying" any "margin stock" within the respective meanings of each of the quoted terms under Regulation U of the Board of Governors of the Federal Reserve System of the United States (the "Board") as now and from time to time hereafter in effect or for any purpose which violates the provisions of any regulations of the Board. Each Borrower, other than a natural person, further represents that: (a) it is duly organized, existing and in good standing pursuant to the laws under which it is organized, and (b) the execution and delivery of this agreement and the Notes and the performance of the obligations they impose (i) are within its powers, (ii) have been duly authorized by all necessary action of its governing body, and (iii) do not contravene the terms of its articles of incorporation or organization, its by-laws, or any partnership, operating or other agreement governing its affairs.

7.	Default/Remedies. If any of the Credit Facilities are not paid at maturity, whether by acceleration or otherwise, or if a default by anyone occurs under the terms of this agreement, the Notes or any agreement related to the Credit Facilities, then the Bank shall have all of the rights and remedies provided by any law or agreement.

8.	Miscellaneous.

	8.1	Notice. Any notices and demands under or related to this document shall be in writing and delivered to the intended party at its address stated herein, and if to the Bank, at its main office if no other address of the Bank is specified herein, by one of the following means: (a) by hand, (b) by a nationally recognized overnight courier service, or (c) by certified mail, postage prepaid, with return receipt requested. Notice shall be deemed given: (a) upon receipt if delivered by hand, (b) on the Delivery Day after the day of deposit with a nationally recognized courier service, or (c) on the third Delivery Day after the notice is deposited in the mail. "Delivery Day" means a day other than a Saturday, a Sunday or any other day on which national banking associations are authorized to be closed. Any party may change its address for purposes of the receipt of notices and demands by giving notice of such change in the manner provided in this provision.

	8.2	No Waiver. No delay on the part of the Bank in the exercise of any right or remedy waives that right or remedy. No single or partial exercise by the Bank of any right or remedy precludes any other future exercise of it or the exercise of any other right or remedy. No waiver or indulgence by the Bank of any default is effective unless it is in writing and signed by the Bank, nor shall a waiver on one occasion bar or waive that right on any future occasion.

	8.3	Integration. This agreement, the Notes, and any agreement related to the Credit Facilities embody the entire agreement and understanding among the Borrowers and the Bank and supersede all prior agreements and understandings relating to their subject matter. If any one or more of the obligations of the Borrowers under this agreement or the Notes is invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining obligations of the Borrowers shall not in any way be affected or impaired, and the invalidity, illegality or unenforceability in one jurisdiction shall not affect the validity, legality or enforceability of the obligations of the Borrowers under this agreement or the Notes in any other jurisdiction.

	8.4	Joint and Several Liability. Each Borrower, if more than one, is jointly and severally liable.

Page 26 of 51
	8.5	Governing Law and Venue. This agreement is delivered in the State of Indiana and governed by Indiana law (without giving effect to its laws of conflicts). Each Borrower agrees that any legal action or proceeding with respect to any of its obligations under this agreement may be brought by the Bank in any state or federal court located in the State of Indiana, as the Bank in its sole discretion may elect. By the execution and delivery of this agreement, each Borrower submits to and accepts, for itself and in respect of its property, generally and unconditionally, the non-exclusive jurisdiction of those courts. Each Borrower waives any claim that the State of Indiana is not a convenient forum or the proper venue for any such suit, action or proceeding.

	8.6	Captions. Section headings are for convenience of reference only and do not affect the interpretation of this agreement.

	8.7	Creditors Proceedings. In any action or proceeding involving any state corporate law, or any state, federal or foreign bankruptcy, insolvency, reorganization or other law affecting the rights of creditors generally, if the obligations of a Borrower under this Note would otherwise be held or determined to be avoidable, invalid or unenforceable on account of the amount of such Borrower's liability under this Note, then, notwithstanding any other provision of this Note to the contrary, the amount of such liability shall, without any further action by such Borrower or the Bank, be automatically limited and reduced to the highest amount that is valid and enforceable as determined in such action or proceeding.

	8.8	Survival of Representations and Warranties. Each Borrower understands and agrees that in extending the Credit Facilities, the Bank is relying on all representations, warranties, and covenants made by each Borrower in this agreement or in any certificate or other instrument delivered by any Borrower to the Bank under this agreement. Each Borrower further agrees that regardless of any investigation made by the Bank, all such representations, warranties and covenants will survive the making of the Credit Facilities and delivery to the Bank of this agreement, shall be continuing in nature, and shall remain in full force and effect until such time as the Borrowers' indebtedness to the Bank shall be paid in full.

	8.9	Non-Liability of the Bank. The relationship among the Borrowers and the Bank created by this agreement is strictly a debtor and creditor relationship and not fiduciary in nature, nor is the relationship to be construed as creating any partnership or joint venture between the Bank and the Borrowers, or any one or more of them. Each Borrower is exercising its own judgment with respect to each Borrower's business. All information supplied to the Bank is for the Bank's protection only and no other party is entitled to rely on such information. There is no duty for Bank to review, inspect, supervise or inform any Borrower of any matter with respect to any Borrower's business. The Bank and each Borrower intend that the Bank may reasonably rely on all information supplied by any Borrower to the Bank, together with all representations and warranties given by any Borrower to the Bank, without investigation or confirmation by the Bank and that any investigation or failure to investigate will not diminish the Bank's right to so rely.

	8.10	Indemnification of the Bank. Each Borrower agrees to indemnify, defend and hold the Bank and BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, and each of their respective shareholders, directors, officers, employees and agents (collectively, the "Indemnified Persons") harmless from any and all obligations, claims, liabilities, losses, damages, penalties, fines, forfeitures, actions, judgments, suits, costs, expenses and disbursements of any kind or nature (including, without limitation, any Indemnified Person's attorneys' fees) (collectively, the "Claims") which may be imposed upon, incurred by or assessed against any Indemnified Person (whether or not caused by any Indemnified Person's sole, concurrent, or contributory negligence) arising out of or relating to this agreement; the exercise of the rights and remedies granted under this agreement (including, without limitation, the enforcement of this

Page 27 of 51
agreement and the defense of any Indemnified Person's action or inaction in connection with this agreement); and in connection with the failure by the Borrower or any one or more of them, to perform all or any Borrowers' obligations under this agreement, except to the limited extent that the Claims against any such Indemnified Person are proximately caused by such Indemnified Person's willful misconduct. The indemnification provided for in this section shall survive the termination of this agreement and shall extend to and continue to benefit each individual or entity who is or has at any time been an Indemnified Person.

    The Borrowers' indemnity obligations under this section shall not in any way be affected by the presence or absence of covering insurance, or by the amount of such insurance or by the failure or refusal of any insurance carrier to perform any obligation on its part under any insurance policy or policies affecting any Borrower's assets or any Borrower's business activities. Should any Claim be made or brought against any Indemnified Person by reason of any event as to which any Borrower's indemnification obligations apply, then, upon any Indemnified Person's demand, the Borrowers, at its sole cost and expense, shall defend such Claim in any Borrower's name, if necessary, by the attorneys for any Borrower's insurance carrier (if such Claim is covered by insurance), or otherwise by such attorneys as any Indemnified Person shall approve. Any Indemnified Person may also engage its own attorneys at its reasonable discretion to defend the Borrowers and to assist in their defense and each Borrower agrees to pay the fees and disbursements of such attorneys.

	8.11	Counterparts. This agreement may be executed in multiple counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts, taken together, shall constitute one and the same agreement.

	8.12	Sole Discretion of the Bank. Whenever the Bank's consent or approval is required under this agreement, the decision as to whether or not to consent or approve shall be in the sole and exclusive discretion of the Bank and the Bank's decision shall be final and conclusive.

	8.13	Advice of Counsel. Each Borrower acknowledges that it has been advised by counsel, or had the opportunity to be advised by counsel, in the negotiation, execution and delivery of this agreement and any documents executed and delivered in connection with the Credit Facilities.

	8.14	Recovery of Additional Costs. If the imposition of or any change in any law, rule, regulation, or guideline, or the interpretation or application of any thereof by any court or administrative or governmental authority (including any request or policy not having the force of law) shall impose, modify, or make applicable any taxes (except federal, state, or local income or franchise taxes imposed on the Bank), reserve requirements, capital adequacy requirements, or other obligations which would (A) increase the cost to the Bank for extending or maintaining the Credit Facilities, (B) reduce the amounts payable to the Bank under the Credit Facilities, or (C) reduce the rate of return on the Bank's capital as a consequence of the Bank's obligations with respect to the Credit Facilities, then the Borrowers agree to pay the Bank such additional amounts as will compensate the Bank therefor, within five (5) days after the Bank's written demand for such payment. The Bank's demand shall be accompanied by an explanation of such imposition or charge and a calculation in reasonable detail of the additional amounts payable by the Borrowers, which explanation and calculations shall be conclusive in the absence of manifest error.

	8.15	Conflicting Terms. If this agreement is inconsistent with any provision in any agreement related to the Credit Facilities, the Bank shall determine, in the Bank's sole and absolute discretion, which of the provisions shall control any such inconsistency.

Page 28 of 51
	8.16	Expenses. Each Borrower agrees to pay or reimburse the Bank for all its out-of-pocket costs and expenses and reasonable attorneys' fees (including the fees of in-house counsel) incurred in connection with the development, preparation and execution of, and in connection with the enforcement or preservation of any rights under, this agreement, any amendment, supplement, or modification thereto, and any other documents prepared in connection herewith or therewith. These costs and expenses include without limitation any costs or expenses incurred by the Bank in any bankruptcy, reorganization, insolvency or other similar proceeding.

9.	WAIVER OF SPECIAL DAMAGES. EACH BORROWER WAIVES, TO THE MAXIMUM EXTENT NOT PROHIBITED BY LAW, ANY RIGHT THE UNDERSIGNED MAY HAVE TO CLAIM OR RECOVER FROM THE BANK IN ANY LEGAL ACTION OR PROCEEDING ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES.

10.	JURY WAIVER. EACH BORROWER AND THE BANK HEREBY VOLUNTARILY, KNOWINGLY, IRREVOCABLY AND UNCONDITIONALLY WAIVE ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE (WHETHER BASED ON CONTRACT, TORT, OR OTHERWISE) BETWEEN ANY BORROWER AND THE BANK ARISING OUT OF OR IN ANY WAY RELATED TO THIS DOCUMENT. THIS PROVISION IS A MATERIAL INDUCEMENT TO THE BANK TO PROVIDE THE FINANCING DESCRIBED HEREIN.

Dated: 4/25/03

Address(es) fro Notices:			Borrower:
2581 E. Kercher Road			Supreme Industries, Inc.
Goshen, IN 46528
Attn: Robert W. Wilson			By: /s/ Robert W. Wilson
Robert W. Wilson CFO
Printed Name Title

Date: 4/25/03

Supreme Corporation

By: /s/ Robert W. Wilson
Robert W. Wilson V.P.
Printed Name Title

Date: 4/25/03

Address(es) fro Notices:			Bank:
121 W. Franklin St.			Bank One, NA, with its main office in Chicago, IL
Elkhart, IN 46516
Attn: Dan Oakley			By: /s/ Dan Oakley
Dan Oakley First Vice President
Printed Name Title

Date: 4/25/03

Page 29 of 51
Bank One, NA
Line of Credit Note
$12,000,000.00

Due: April 30, 2005				Date: April 25, 2003

Promise to Pay. On or before April 30, 2005, for value received, Supreme Industries, Inc. and Supreme Corporation (individually a "Borrower" and collectively, the "Borrowers") promise to pay to Bank One, NA, with its main office in Chicago, IL, whose address is 121 W. Franklin St., Elkhart, IN 46516 (the "Bank") or order, in lawful money of the United States of America, the sum of Twelve Million and 00/100 Dollars ($12,000,000.00) or such lesser sum as is indicated on Bank records, plus interest as provided below.

Definitions. As used in this Note, the following terms have the following respective meanings:

"Advance" means a Eurodollar Advance or a Prime Rate Advance and "Advances" means all Eurodollar Advances and all Prime Rate Advances under this Note.

"Applicable Margin" means with respect to any Prime Rate Advance or Eurodollar Advance, as the case may be, the rate per annum set forth below opposite the applicable Funded Debt/EBITDA Ratio. Funded Debt/EBITDA Ratio is defined in the Credit Agreement.

Applicable Margin
Funded Debt/EBITDA			Prime Rate Advance	Eurodollar Advance
Greater than or equal 2.51 to 1.00			0.00%	2.00%
Greater than 1.50 to 1.00 but less than 2.51 to 1.00			0.00%	1.50%
Less than or equal to 1.50 to 1.00			0.00%	1.00%

The Applicable Margin shall, in each case, be determined and adjusted quarterly on the first day of the month after the date of delivery of the quarterly and annual financial statements required by the Credit Agreement, provided, however, that if such financial statements are not delivered within two Business Days after the required date (each, an "Interest Determination Date"), the Applicable Margin shall increase to the maximum percentage amount set forth in the table above from the date such financial statements were required to be delivered to the Bank until received by the Bank. The Applicable Margin shall be effective from an Interest Determination Date until the next Interest Determination Date. Such determinations by the Bank shall be conclusive absent manifest error. The initial Applicable Margin for Prime Rate Advances is 0.00% and for Eurodollar Advances is 1.00%.

"Credit Agreement" means a certain Credit Agreement, dated April 25, 2003, between the Borrowers and the Bank.

"Business Day" means (i) with respect to any borrowing, payment or rate selection of Eurodollar Advances, a day (other than a Saturday or Sunday) on which banks generally are open in Indiana and/or New York for the conduct of substantially all of their commercial lending activities and on which dealings in United States dollars are carried on in the London interbank market and (ii) for all other purposes, a day other than a Saturday, Sunday or any other day on which national banking associations are authorized to be closed.

Page 30 of 51
"Eurodollar Base Rate" means, with respect to the relevant Interest Period, the applicable British Bankers' Association LIBOR rate for deposits in U.S. dollars as reported by any generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, if no such British Bankers' Association LIBOR rate is available to the Bank, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the rate determined by the Bank to be the rate at which BANK ONE CORPORATION or one of its affiliate banks offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of the principal amount outstanding on such date and having a maturity equal to such Interest Period.

"Eurodollar Advance" means any borrowing under this Note when and to the extent that its interest rate is determined by reference to the Eurodollar Rate.

"Eurodollar Rate" means, with respect to a Eurodollar Advance for the relevant Interest Period, the sum of (i) the Applicable Margin plus (ii) the quotient of (a) the Eurodollar Base Rate applicable to such Interest Period, divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period.

"Interest Period" means, with respect to a Eurodollar Advance, a period of one (1), three (3) or six (6) month(s) commencing on a Business Day selected by the Borrowers, or any one or more of them, pursuant to this Note. Such Interest Period shall end on the day which corresponds numerically to such date one (1), three (3) or six (6) month(s) thereafter, as applicable, provided, however, that if there is no such numerically corresponding day in such first, third or sixth succeeding month(s), as applicable, such Interest Period shall end on the last Business Day of such first, third or sixth succeeding month(s), as applicable. If an Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the next succeeding Business Day, provided, however, that if said next succeeding Business Day falls in a new calendar month, such Interest Period shall end on the immediately preceding Business Day.

"Prime Rate" means a rate per annum equal to the prime rate of interest announced from time to time by the Bank or its parent (which is not necessarily the lowest rate charged to any customer), changing when and as said prime rate changes.

"Prime Rate Advance" means any Advance under this Note when and to the extent that its interest rate is determined by reference to the Prime Rate.

"Principal Payment Date" is defined in the paragraph entitled "Principal Payments" below.

"Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

"Reserve Requirement" means, with respect to an Interest Period, the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D.

Interest Rates. The Advance(s) evidenced by this Note may be drawn down and remain outstanding as up to five (5) Eurodollar Advances and/or a Prime Rate Advance. The Borrowers shall pay interest to the Bank on the outstanding and unpaid principal amount of each Prime Rate Advance at the Prime Rate plus the Applicable Margin and each Eurodollar Advance at the Eurodollar Rate. Interest shall be calculated on the basis of the actual number of days elapsed in a year of 360 days. In no event shall the interest rate applicable to any Advance exceed the maximum rate allowed by law. Any interest payment which would for any reason be deemed unlawful under applicable law shall be applied to principal.

Page 31 of 51
Bank Records. The Bank shall, in the ordinary course of business, make notations in its records of the date, amount, interest rate and Interest Period of each Advance hereunder, the amount of each payment on the Advances, and other information. Such records shall, in the absence of manifest error, be conclusive as to the outstanding principal balance of and interest rate or rates applicable to this Note.

Notice and Manner of Electing Interest Rates on Advances. The Borrowers, or any one or more of them, shall give the Bank written notice (effective upon receipt) of the intent to draw down an Advance under this Note no later than 11:00 a.m. Eastern time, one (1) Business Day before disbursement, if the full amount of the drawn Advance is to be disbursed as a Prime Rate Advance and three (3) Business Days before disbursement, if any part of such Advance is to be disbursed as a Eurodollar Advance. Such notice must specify: (a) the disbursement date, (b) the amount of each Advance, (c) the type of each Advance (Prime Rate Advance or Eurodollar Advance), and (d) for each Eurodollar Advance, the duration of the applicable Interest Period; provided, however, that a Borrower may not elect an Interest Period ending after the maturity date of this Note. Each Eurodollar Advance shall be in a minimum amount of One Hundred Thousand and 00/100 Dollars ($100,000.00). All notices under this paragraph are irrevocable. By the Bank's close of business on the disbursement date and upon fulfillment of the conditions set forth herein and in any other of the Related Documents, the Bank shall disburse the requested Advances in immediately available funds by crediting the amount of such Advances to any Borrower's account with the Bank.

Conversion and Renewals. The Borrowers, or any one or more of them, may elect from time to time to convert one type of Advance into another or to renew any Advance by giving the Bank written notice no later than 11:00 a.m. Eastern time, one (1) Business Day before conversion into a Prime Rate Advance and three (3) Business Days before conversion into or renewal of a Eurodollar Advance, specifying: (a) the renewal or conversion date, (b) the amount of the Advance to be converted or renewed, (c) in the case of conversion, the type of Advance to be converted into (Prime Rate Advance or Eurodollar Advance), and (d) in the case of renewals of or conversion into a Eurodollar Advance, the applicable Interest Period, provided that (i) the minimum principal amount of each Eurodollar Advance outstanding after a renewal or conversion shall be One Hundred Thousand and 00/100 Dollars ($100,000.00); (ii) a Eurodollar Advance can only be converted on the last day of the Interest Period for the Advance; and (iii) a Borrower may not elect an Interest Period ending after the maturity date of this Note. All notices given under this paragraph are irrevocable. If the Borrowers fail to give the Bank the notice specified above for the renewal or conversion of a Eurodollar Advance by 11:00 a.m. Eastern time three (3) Business Days before the end of the Interest Period for that Advance, the Advance shall automatically be converted to a Prime Rate Advance on the last day of the Interest Period for the Advance.

Interest Payments. Interest on the Advances shall be paid as follows:

A. For each Prime Rate Advance, on the last day of each month beginning with the first month following disbursement of the Advance or following conversion of an Advance into a Prime Rate Advance, and at the maturity or conversion of the Advance into a Eurodollar Advance;

B. For each Eurodollar Advance, on the last day of the Interest Period for the Advance and, if the Interest Period is longer than three months, at three-month intervals beginning with the day three months from the date the Advance is disbursed.

Principal Payments. All outstanding principal and interest is due and payable in full on April 30, 2005, which is defined herein as the "Principal Payment Date".

Default Rate of Interest. After a default has occurred under this Note, whether or not the Bank elects to accelerate the maturity of this Note because of such default, all Advances outstanding under this Note, including all Eurodollar Advances, shall bear interest at a per annum rate equal to the Prime Rate, plus the Applicable Margin for a Prime Rate Advance, plus three percent (3.00%) from the date the Bank elects to impose such rate. Imposition of this rate shall not affect any limitations contained in this Note on the Borrowers' right to repay principal on any Eurodollar Advance before the expiration of the Interest Period for that Advance.

Page 32 of 51
Prepayment. The Borrowers may prepay all or any part of any Prime Rate Advance at any time without premium or penalty. The Borrowers may prepay any Eurodollar Advance only at the end of an Interest Period.

Funding Loss Indemnification. Upon the Bank's request, the Borrowers shall pay the Bank amounts sufficient (in the Bank's reasonable opinion) to compensate it for any loss, cost, or expense incurred as a result of:

A. Any payment of a Eurodollar Advance on a date other than the last day of the Interest Period for the Advance, including, without limitation, acceleration of the Advances by the Bank pursuant to this Note or the Related Documents; or

B. Any failure by the Borrowers to borrow or renew a Eurodollar Advance on the date specified in the relevant notice from the Borrowers to the Bank.

Additional Costs. If any applicable domestic or foreign law, treaty, government rule or regulation now or later in effect (whether or not it now applies to the Bank) or the interpretation or administration thereof by a governmental authority charged with such interpretation or administration, or compliance by the Bank with any guideline, request or directive of such an authority (whether or not having the force of law), shall (a) affect the basis of taxation of payments to the Bank of any amounts payable by the Borrowers under this Note or the Related Documents (other than taxes imposed on the overall net income of the Bank by the jurisdiction or by any political subdivision or taxing authority of the jurisdiction in which the Bank has its principal office), or (b) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by the Bank, or (c) impose any other condition with respect to this Note or the Related Documents and the result of any of the foregoing is to increase the cost to the Bank of maintaining any Eurodollar Advance or to reduce the amount of any sum receivable by the Bank on such an Advance, or (d) affect the amount of capital required or expected to be maintained by the Bank (or any corporation controlling the Bank) and the Bank determines that the amount of such capital is increased by or based upon the existence of the Bank's obligations under this Note or the Related Documents and the increase has the effect of reducing the rate of return on the Bank's (or its controlling corporation's) capital as a consequence of the obligations under this Note or the Related Documents to a level below that which the Bank (or its controlling corporation) could have achieved but for such circumstances (taking into consideration its policies with respect to capital adequacy) by an amount deemed by the Bank to be material, then the Borrowers shall pay to the Bank, from time to time, upon request by the Bank, additional amounts sufficient to compensate the Bank for the increased cost or reduced sum receivable. Whenever the Bank shall learn of circumstances described in this section which are likely to result in additional costs to the Borrowers, the Bank shall give prompt written notice to the Borrowers of the basis for and the estimated amount of any such anticipated additional costs. A statement as to the amount of the increased cost or reduced sum receivable, prepared in good faith and in reasonable detail by the Bank and submitted by the Bank to the Borrowers, shall be conclusive and binding for all purposes absent manifest error in computation.

Illegality. If any applicable domestic or foreign law, treaty, rule or regulation now or later in effect (whether or not it now applies to the Bank) or the interpretation or administration thereof by a governmental authority charged with such interpretation or administration, or compliance by the Bank with any guideline, request or directive of such an authority (whether or not having the force of law), shall make it unlawful or impossible for the Bank to maintain or fund the Eurodollar Advances, then, upon notice to the Borrowers by the Bank, the outstanding principal amount of the Eurodollar Advances, together with accrued interest and any other amounts payable to the Bank under this Note or the Related Documents on account of the Eurodollar Advances shall be repaid (a) immediately upon the Bank's demand if such change or compliance with such requests, in the Bank's judgment, requires immediate repayment, or (b) at the expiration of the last Interest Period to expire before the effective date of any such change or request provided, however, that subject to the terms and conditions of this Note and the Related Documents the Borrowers shall be entitled to simultaneously replace the entire outstanding balance of any Eurodollar Advance repaid in accordance with this section with a Prime Rate Advance in the same amount.

Page 33 of 51
Inability to Determine Interest Rate. If the Bank determines that (a) quotations of interest rates for the relevant deposits referred to in the definition of Eurodollar Rate are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the interest rate on a Eurodollar Advance as provided in this Note, or (b) the relevant interest rates referred to in the definition of Eurodollar Rate do not accurately cover the cost to the Bank of making or maintaining Eurodollar Advances, then the Bank shall forthwith give notice of such circumstances to the Borrowers, whereupon (i) the obligation of the Bank to make Eurodollar Advances shall be suspended until the Bank notifies the Borrowers that the circumstances giving rise to the suspension no longer exists, and (ii) the Borrowers shall repay in full the then outstanding principal amount of each Eurodollar Advance, together with accrued interest, on the last day of the then current Interest Period applicable to the Advance, provided, however, that, subject to the terms and conditions of this Note and the Related Documents, the Borrowers shall be entitled to simultaneously replace the entire outstanding balance of any Eurodollar Advance repaid in accordance with this section with a Prime Rate Advance in the same amount.

Obligations Due on Non-Business Day. Whenever any payment under this Note becomes due and payable on a day that is not a Business Day, if no default then exists under this Note, the maturity of the payment shall be extended to the next succeeding Business Day, except, in the case of a Eurodollar Advance, if the result of the extension would be to extend the payment into another calendar month, the payment must be made on the immediately preceding Business Day.

Matters Regarding Payment. The Borrowers will pay the Bank at the Bank's address shown above or at such other place as the Bank may designate. Payments shall be allocated among principal, interest and fees at the discretion of the Bank unless otherwise agreed or required by applicable law. Acceptance by the Bank of any payment which is less than the payment due at the time shall not constitute a waiver of the Bank's right to receive payment in full at that time or any other time.

Late Fee. If any payment is not received by the Bank within ten (10) days after its due date, the Bank may assess and the Borrowers agree to pay a late fee equal to the greater of: (a) five percent (5.00%) of the past due amount or (b) Twenty Five and 00/100 Dollars ($25.00), up to the maximum amount of One Thousand Five Hundred and 00/100 Dollars ($1,500.00) per late charge.

Business Loan. The Borrowers acknowledge and agree that this Note evidences a loan for a business, commercial, agricultural or similar commercial enterprise purpose, and that all advances made under this Note shall not be used for any personal, family or household purpose.

Credit Facility. The Bank has approved a credit facility to the Borrowers in a principal amount not to exceed the face amount of this Note. The credit facility is in the form of advances made from time to time by the Bank to the Borrowers or any one of them. Any of the Borrowers may request, obtain and direct the disbursement of such advances. This Note evidences the Borrowers' obligation to repay those advances. The aggregate principal amount of debt evidenced by this Note is the amount reflected from time to time in the records of the Bank. Until the earliest of maturity, the occurrence of any default, or the occurrence of any event that would constitute the occurrence of any default but for the lapse of time until the end of any grace or cure period, any Borrower may borrow, pay down and reborrow under this Note subject to the terms of the Related Documents.

Liabilities. The term "Liabilities" in this Note means all obligations, indebtedness and liabilities of the Borrowers or any one or more of them, to any one or more of the Bank, BANK ONE CORPORATION, and any of their subsidiaries, affiliates or successors, now existing or later arising, including, without limitation, all loans, advances, interest, costs, overdraft indebtedness, credit card indebtedness, lease obligations, or obligations relating to any Rate Management Transaction, all monetary obligations incurred or accrued during the pendency of any bankruptcy, insolvency, receivership or other similar proceedings, regardless of whether allowed or allowable in such proceeding, and all renewals, extensions, modifications, consolidations or substitutions of any of the foregoing, whether the Borrowers or any one or more of them, may be liable jointly with others or individually liable as a debtor, maker, co-maker, drawer, endorser, guarantor, surety or otherwise, and whether voluntarily or

Page 34 of 51
involuntarily incurred, due or not due, absolute or contingent, direct or indirect, liquidated or unliquidated. The term "Rate Management Transaction" in this Note means any transaction (including an agreement with respect thereto) now existing or hereafter entered into among the Borrowers or any one or more of them, the Bank or BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, which is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, forward transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions) or any combination thereof, whether linked to one or more interest rates, foreign currencies, commodity prices, equity prices or other financial measures.

Related Documents. The term "Related Documents" in this Note means all loan agreements, credit agreements, reimbursement agreements, security agreements, mortgages, deeds of trust, pledge agreements, assignments, guaranties, or any other instrument or document executed in connection with this Note or in connection with any of the Liabilities.

Security. The term "Collateral" in this Note means all real or personal property described in all security agreements, pledge agreements, mortgages, deeds of trust, assignments, or other instruments now or hereafter executed in connection with this Note or in connection with any of the Liabilities. If applicable, the Collateral secures the payment of this Note and the Liabilities.

Bank's Right of Setoff. In addition to the Collateral, if any, each Borrower grants to the Bank a security interest in, and the Bank is authorized to setoff and apply, all of such Borrower's Accounts, Securities and Other Property, and Bank Debt against any and all Liabilities. This right of setoff may be exercised at any time and from time to time, and without prior notice to any Borrower. This security interest and right of setoff may be enforced or exercised by the Bank regardless of whether or not the Bank has made any demand under this paragraph or whether the Liabilities are contingent, matured, or unmatured. Any delay, neglect or conduct by the Bank in exercising its rights under this paragraph will not be a waiver of the right to exercise this right of setoff or enforce this security interest. The rights of the Bank under this paragraph are in addition to other rights the Bank may have in the Related Documents or by law. In this paragraph: (a) the term "Accounts" means any and all accounts and deposits of the Borrower (whether general, special, time, demand, provisional or final) at any time held by the Bank (including all Accounts held jointly with another, but excluding any IRA or Keogh Account, or any trust Account in which a security interest would be prohibited by law); (b) the term "Securities and Other Property" means any and all securities and other property of the Borrower in the custody, possession or control of the Bank (other than property held by the Bank in a fiduciary capacity); and (c) the term "Bank Debt" means all indebtedness at any time owing by the Bank, to or for the credit or account of any one or more of the Borrowers.

Representations by Borrowers. Each Borrower represents that: (a) the execution and delivery of this Note and the performance of the obligations it imposes do not violate any law, conflict with any agreement by which it is bound, or require the consent or approval of any governmental authority or other third party; (b) this Note is a valid and binding agreement, enforceable according to its terms; and (c) all balance sheets, profit and loss statements, and other financial statements furnished to the Bank in connection with the Liabilities are accurate and fairly reflect the financial condition of the organizations and persons to which they apply on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates. Each Borrower, other than a natural person, further represents that: (a) it is duly organized, existing and in good standing pursuant to the laws under which it is organized; and (b) the execution and delivery of this Note and the performance of the obligations it imposes (i) are within its powers and have been duly authorized by all necessary action of its governing body, and (ii) do not contravene the terms of its articles of incorporation or organization, its by-laws, or any partnership, operating or other agreement governing its affairs.

Page 35 of 51
Events of Default/Acceleration. If any of the following events occurs this Note shall become due immediately, without notice, at the Bank's option:

	1.	Any Borrower, or any guarantor of this Note (the "Guarantor"), fails to pay when due any amount payable under this Note, under any of the Liabilities, or under any agreement or instrument evidencing debt to any creditor.
	2.	Any Borrower or any Guarantor (a) fails to observe or perform any other term of this Note; (b) makes any materially incorrect or misleading representation, warranty, or certificate to the Bank; (c) makes any materially incorrect or misleading representation in any financial statement or other information delivered to the Bank; or (d) defaults under the terms of any agreement or instrument relating to any debt for borrowed money (other than the debt evidenced by this Note) and the effect of such default will allow the creditor to declare the debt due before its maturity.
	3.	In the event (a) there is a default under the terms of any Related Document, (b) any guaranty of the loan evidenced by this Note is terminated or becomes unenforceable in whole or in part, (c) any Guarantor fails to promptly perform under its guaranty, or (d) any Borrower fails to comply with, or pay, or perform under any agreement, now or hereafter in effect, between the Borrower and BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors.
	4.	There is any loss, theft, damage, or destruction of any Collateral not covered by insurance.
	5.	A "reportable event" (as defined in the Employee Retirement Income Security Act of 1974 as amended) occurs that would permit the Pension Benefit Guaranty Corporation to terminate any employee benefit plan of any Borrower or any affiliate of any Borrower.
	6.	Any Borrower or any Guarantor becomes insolvent or unable to pay its debts as they become due.
	7.	Any Borrower or any Guarantor (a) makes an assignment for the benefit of creditors; (b) consents to the appointment of a custodian, receiver, or trustee for itself or for a substantial part of its assets; or (c) commences any proceeding under any bankruptcy, reorganization, liquidation, insolvency or similar laws of any jurisdiction.
	8.	A custodian, receiver, or trustee is appointed for any Borrower or any Guarantor or for a substantial part of its assets without its consent.
	9.	Proceedings are commenced against any Borrower or any Guarantor under any bankruptcy, reorganization, liquidation, or similar laws of any jurisdiction, and they remain undismissed for thirty (30) days after commencement; or any Borrower or the Guarantor consents to the commencement of those proceedings.
	10.	Any judgment is entered against any Borrower or any Guarantor, or any attachment, levy, or garnishment is issued against any property of any Borrower or any Guarantor.
	11.	Any Borrower or any Guarantor dies, or a guardian or conservator is appointed for the Borrower or any Guarantor or all or any portion of the Borrower's assets, any Guarantor's assets, or the Collateral.
	12.	Any Borrower or any Guarantor, without the Bank's written consent (a) is dissolved, (b) merges or consolidates with any third party, (c) leases, sells or otherwise conveys a material part of its assets or business outside the ordinary course of its business, (d) leases, purchases, or otherwise acquires a material part of the assets of any other business entity, except in the ordinary course of its business, or (e) agrees to do any of the foregoing (notwithstanding the foregoing, any subsidiary may merge or consolidate with any other subsidiary, or with any Borrower, so long as a Borrower is the survivor).
	13.	There is a substantial change in the existing or prospective financial condition of any Borrower or any Guarantor that the Bank in good faith determines to be materially adverse.
	14.	The Bank in good faith deems itself insecure.

Page 36 of 51
Remedies. If this Note is not paid at maturity, whether by acceleration or otherwise, the Bank shall have all of the rights and remedies provided by any law or agreement. The Bank is authorized to cause all or any part of the Collateral to be transferred to or registered in its name or in the name of any other person or business entity, with or without designating the capacity of that nominee. Without limiting any other available remedy, the Borrowers are liable for any deficiency remaining after disposition of any Collateral. The Borrowers are liable to the Bank for all reasonable costs and expenses of every kind incurred in the making or collection of this Note, including without limitation reasonable attorneys' fees and court costs. These costs and expenses include without limitation any costs or expenses incurred by the Bank in any bankruptcy, reorganization, insolvency or other similar proceeding. All amounts payable under the terms of this Note shall be paid without relief from valuation and appraisement laws.

Waivers. Any party liable on this Note waives (a) to the extent permitted by law, all rights and benefits under any laws or statutes regarding sureties, as may be amended; (b) any right to receive notice of the following matters before the Bank enforces any of its rights: (i) the Bank's acceptance of this Note, (ii) any credit that the Bank extends to any Borrower, (iii) any Borrower's default, (iv) any demand, diligence, presentment, dishonor and protest, or (v) any action that the Bank takes regarding any Borrower, anyone else, any Collateral, or any of the Liabilities, that it might be entitled to by law or under any other agreement; (c) any right to require the Bank to proceed against any Borrower, any other obligor or guarantor of the Liabilities, or any Collateral, or pursue any remedy in the Bank's power to pursue; (d) any defense based on any claim that any endorser or other parties' obligations exceed or are more burdensome than those of any Borrower; (e) the benefit of any statute of limitations affecting liability of any endorser or other party liable hereunder or the enforcement hereof; (f) any defense arising by reason of any disability or other defense of any Borrower or by reason of the cessation from any cause whatsoever (other than payment in full) of the obligation of any Borrower for the Liabilities; and (g) any defense based on or arising out of any defense that any Borrower may have to the payment or performance of the Liabilities or any portion thereof. Any party liable on this Note consents to any extension or postponement of time of its payment without limit as to the number or period, to any substitution, exchange or release of all or any part of the Collateral, to the addition of any other party, and to the release or discharge of, or suspension of any rights and remedies against, any person who may be liable for the payment of this Note. The Bank may waive or delay enforcing any of its rights without losing them. Any waiver affects only the specific terms and time period stated in the waiver. No modification or waiver of any provision of this Note is effective unless it is in writing and signed by the party against whom it is being enforced.

Subordination. Any rights of any party liable on this Note, whether now existing or hereafter arising, to receive payment on account of any indebtedness (including interest) owed to any party liable on this Note by any Borrower, or to withdraw capital invested by it in any Borrower, or to receive distributions from any Borrower, shall at all times be subordinate to the full and prior repayment to the Bank of the Liabilities. No party liable on this Note shall be entitled to enforce or receive payment of any sums hereby subordinated until the Liabilities have been paid in full and any such sums received in violation of this paragraph shall be received by such party in trust for the Bank. Any party liable on this Note agrees to stand still with regard to the Bank's enforcement of its rights, including taking no action to delay, impede or otherwise interfere with the Bank's rights to realize on the Collateral. The foregoing notwithstanding, until the occurrence of any default, any party liable on this Note is not prohibited from receiving distributions from any Borrower in an amount equal to any income tax liability imposed on such party liable on this Note attributable to an ownership interest, if any, in such Borrower.

Rights of Subrogation. Any party liable on this Note waives and agrees not to enforce any rights of subrogation, contribution or indemnification that it may have against any Borrower, any person liable on the Liabilities, or the Collateral, until the Borrower and such party liable on this Note have fully performed all their obligations to the Bank, even if those obligations are not covered by this Note.

Reinstatement. All parties liable on this Note agree that to the extent any payment is received by the Bank in connection with the Liabilities, and all or any part of such payment is subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be repaid by the Bank or paid over to a trustee, receiver or any other entity, whether under any bankruptcy act or otherwise (any such payment is hereinafter referred to as a

Page 37 of 51
"Preferential Payment"), then this Note shall continue to be effective or shall be reinstated, as the case may be, and whether or not the Bank is in possession of this Note, and, to the extent of such payment or repayment by the Bank, the Liabilities or part thereof intended to be satisfied by such Preferential Payment shall be revived and continued in full force and effect as if said Preferential Payment had not been made.

Governing Law and Venue. This Note is delivered in the State of Indiana and governed by Indiana law (without giving effect to its laws of conflicts). Each Borrower agrees that any legal action or proceeding with respect to any of its obligations under this Note may be brought by the Bank in any state or federal court located in the State of Indiana, as the Bank in its sole discretion may elect. By the execution and delivery of this Note, each Borrower submits to and accepts, for itself and in respect of its property, generally and unconditionally, the non-exclusive jurisdiction of those courts. Each Borrower waives any claim that the State of Indiana is not a convenient forum or the proper venue for any such suit, action or proceeding.

Renewal and Extension. This Note is given in replacement, renewal and/or extension of, but not extinguishing the indebtedness evidenced by, that Revolving Credit Note dated April 30, 2001 executed by the Borrowers in the original principal amount of Twenty Million and 00/100 Dollars ($20,000,000.00), including previous renewals or modifications thereof, if any (the "Prior Note"), and is not a novation thereof. All interest evidenced by the Prior Note shall continue to be due and payable until paid. If applicable, all Collateral continues to secure the payment of this Note and the Liabilities. The provisions of this Note are effective on April 25, 2003.

Miscellaneous. Each Borrower, is jointly and severally liable for the obligations represented by this Note, and the receipt of value by any one of them constitutes the receipt of value by the others. In any action or proceeding involving any state corporate law, or any state, federal or foreign bankruptcy, insolvency, reorganization or other law affecting the rights of creditors generally, if the obligations of a Borrower under this Note would otherwise be held or determined to be avoidable, invalid or unenforceable on account of the amount of such Borrower's liability under this Note, then, notwithstanding any other provision of this Note to the contrary, the amount of such liability shall, without any further action by such Borrower or the Bank, be automatically limited and reduced to the highest amount that is valid and enforceable as determined in such action or proceeding. This Note binds the Borrowers and their respective successors, and benefits the Bank, its successors and assigns. Any reference to the Bank includes any holder of this Note. Section headings are for convenience of reference only and do not affect the interpretation of this Note. Any notices and demands under or related to this document shall be in writing and delivered to the intended party at its address stated herein, and if to the Bank, at its main office if no other address of the Bank is specified herein, by one of the following means: (a) by hand, (b) by a nationally recognized overnight courier service, or (c) by certified mail, postage prepaid, with return receipt requested. Notice shall be deemed given: (a) upon receipt if delivered by hand, (b) on the Delivery Day after the day of deposit with a nationally recognized courier service, or (c) on the third Delivery Day after the notice is deposited in the mail. "Delivery Day" means a day other than a Saturday, a Sunday, or any other day on which national banking associations are authorized to be closed. Any party may change its address for purposes of the receipt of notices and demands by giving notice of such change in the manner provided in this provision. This Note and any Related Documents embody the entire agreement among the Borrowers and the Bank regarding the terms of the loan evidenced by this Note and supercede all oral statements and prior writings relating to that loan. If any provision of this Note cannot be enforced, the remaining portions of this Note shall continue in effect. The Borrowers agree that the Bank may provide any information or knowledge the Bank may have about any Borrower or about any matter relating to this Note or the Related Documents to BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, or to any one or more purchasers or potential purchasers of this Note or the Related Documents. The Borrowers agree that the Bank may at any time sell, assign or transfer one or more interests or participations in all or any part of its rights and obligations in this Note to one or more purchasers whether or not related to the Bank.

Page 38 of 51
WAIVER OF SPECIAL DAMAGES. EACH BORROWER WAIVES, TO THE MAXIMUM EXTENT NOT PROHIBITED BY LAW, ANY RIGHT THE UNDERSIGNED MAY HAVE TO CLAIM OR RECOVER FROM THE BANK IN ANY LEGAL ACTION OR PROCEEDING ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES.

JURY WAIVER. EACH BORROWER AND THE BANK (BY ITS ACCEPTANCE HEREOF) HEREBY VOLUNTARILY, KNOWINGLY, IRREVOCABLY AND UNCONDITIONALLY WAIVE ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE (WHETHER BASED ON CONTRACT, TORT, OR OTHERWISE) BETWEEN ANY BORROWER AND THE BANK ARISING OUT OF OR IN ANY WAY RELATED TO THIS NOTE OR THE OTHER RELATED DOCUMENTS. THIS PROVISION IS A MATERIAL INDUCEMENT TO THE BANK TO PROVIDE THE FINANCING EVIDENCED BY THIS NOTE.

Borrower:
2581 E. Kercher Road			Supreme Industries, Inc.
Goshen, IN 46528
By: /s/ Robert W. Wilson
Robert W. Wilson CFO
Printed Name Title

Supreme Corporation

By: /s/ Robert W. Wilson
Robert W. Wilson V.P.
Printed Name Title

Page 39 of 51
Bank One, NA
TermNote
$3,918,855.00

Due: May 11, 2004				Date: April 25, 2003

Promise to Pay. On or before May 11, 2004, for value received, Supreme Industries, Inc. and Supreme Corporation (individually a "Borrower" and collectively, the "Borrowers") promise to pay to Bank One, NA, with its main office in Chicago, IL, whose address is 121 W. Franklin St., Elkhart, IN 46516 (the "Bank") or order, in lawful money of the United States of America, the sum of Three Million Nine Hundred Eighteen Thousand Eight Hundred Fifty-Five and 00/100 Dollars ($3,918,855.00) plus interest as provided below.

Definitions. As used in this Note, the following terms have the following respective meanings:

"Advance" means a Eurodollar Advance or a Prime Rate Advance and "Advances" means all Eurodollar Advances and all Prime Rate Advances under this Note.

"Applicable Margin" means with respect to any Prime Rate Advance or Eurodollar Advance, as the case may be, the rate per annum set forth below opposite the applicable Funded Debt/EBITDA Ratio. Funded Debt/EBITDA Ratio is defined in the Credit Agreement.

Applicable Margin
Funded Debt/EBITDA			Prime Rate Advance	Eurodollar Advance
Greater than or equal to 2.51 to 1.00			0.00%	2.00%
Greater than 1.50 to 1.00 but less than 2.51 to 1.00			0.00%	1.50%
Less than or equal to 1.50 to 1.00			0.00%	1.00%

The Applicable Margin shall, in each case, be determined and adjusted quarterly on the first day of the month after the date of delivery of the quarterly and annual financial statements required by the Credit Agreement, provided, however, that if such financial statements are not delivered within two Business Days after the required date (each, an "Interest Determination Date"), the Applicable Margin shall increase to the maximum percentage amount set forth in the table above from the date such financial statements were required to be delivered to the Bank until received by the Bank. The Applicable Margin shall be effective from an Interest Determination Date until the next Interest Determination Date. Such determinations by the Bank shall be conclusive absent manifest error. The initial Applicable Margin for Prime Rate Advances is 0.00% and for Eurodollar Advances is 1.00%.

"Credit Agreement" means a certain Credit Agreement, dated April 25, 2003, between the Borrowers and the Bank.

"Business Day" means (i) with respect to any borrowing, payment or rate selection of Eurodollar Advances, a day (other than a Saturday or Sunday) on which banks generally are open in Indiana and/or New York for the conduct of substantially all of their commercial lending activities and on which dealings in United States dollars are carried on in the London interbank market and (ii) for all other purposes, a day other than a Saturday, Sunday or any other day on which national banking associations are authorized to be closed.

"Eurodollar Base Rate" means, with respect to the relevant Interest Period, the applicable British Bankers' Association LIBOR rate for deposits in U.S. dollars as reported by any generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, if no such British Bankers' Association LIBOR rate is available to the Bank, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the rate determined by the Bank to be the rate at which BANK ONE CORPORATION or one of its affiliate banks offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of the principal amount outstanding on such date and having a maturity equal to such Interest Period.
Page 40 of 51
"Eurodollar Advance" means any borrowing under this Note when and to the extent that its interest rate is determined by reference to the Eurodollar Rate.

"Eurodollar Rate" means, with respect to a Eurodollar Advance for the relevant Interest Period, the sum of (i) the Applicable Margin plus (ii) the quotient of (a) the Eurodollar Base Rate applicable to such Interest Period, divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period.

"Interest Period" means, with respect to a Eurodollar Advance, a period of one (1), three (3) or six (6) month(s) commencing on a Business Day selected by the Borrowers, or any one or more of them, pursuant to this Note. Such Interest Period shall end on the day which corresponds numerically to such date one (1), three (3) or six (6) month(s) thereafter, as applicable, provided, however, that if there is no such numerically corresponding day in such first, third or sixth succeeding month(s), as applicable, such Interest Period shall end on the last Business Day of such first, third or sixth succeeding month(s), as applicable. If an Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the next succeeding Business Day, provided, however, that if said next succeeding Business Day falls in a new calendar month, such Interest Period shall end on the immediately preceding Business Day.

"Prime Rate" means a rate per annum equal to the prime rate of interest announced from time to time by the Bank or its parent (which is not necessarily the lowest rate charged to any customer), changing when and as said prime rate changes.

"Prime Rate Advance" means any Advance under this Note when and to the extent that its interest rate is determined by reference to the Prime Rate.

"Principal Payment Date" is defined in the paragraph entitled "Principal Payments" below.

"Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

"Reserve Requirement" means, with respect to an Interest Period, the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D.

Interest Rates. The Advance(s) evidenced by this Note may be drawn down and remain outstanding as up to five (5) Eurodollar Advances and/or a Prime Rate Advance. The Borrowers shall pay interest to the Bank on the outstanding and unpaid principal amount of each Prime Rate Advance at the Prime Rate plus the Applicable Margin and each Eurodollar Advance at the Eurodollar Rate. Interest shall be calculated on the basis of the actual number of days elapsed in a year of 360 days. In no event shall the interest rate applicable to any Advance exceed the maximum rate allowed by law. Any interest payment which would for any reason be deemed unlawful under applicable law shall be applied to principal.

Bank Records. The Bank shall, in the ordinary course of business, make notations in its records of the date, amount, interest rate and Interest Period of each Advance hereunder, the amount of each payment on the Advances, and other information. Such records shall, in the absence of manifest error, be conclusive as to the outstanding principal balance of and interest rate or rates applicable to this Note.

Notice and Manner of Electing Interest Rates on Advances. The Borrowers, or any one or more of them, shall give the Bank written notice (effective upon receipt) of the intent to draw down an Advance under this Note no later than 11:00 a.m. Eastern time, one (1) Business Day before disbursement, if the full amount of the drawn Advance is to be disbursed as a Prime Rate Advance and three (3) Business Days before disbursement, if any part of such Advance is to be disbursed as a Eurodollar Advance. Such notice must specify: (a) the disbursement date, (b) the amount of each Advance, (c) the type of each Advance (Prime Rate Advance or Eurodollar Advance), and

Page 41 of 51
(d) for each Eurodollar Advance, the duration of the applicable Interest Period; provided, however, that a Borrower may not elect an Interest Period ending after the maturity date of this Note. Each Eurodollar Advance shall be in a minimum amount of One Hundred Thousand and 00/100 Dollars ($100,000.00). All notices under this paragraph are irrevocable. By the Bank's close of business on the disbursement date and upon fulfillment of the conditions set forth herein and in any other of the Related Documents, the Bank shall disburse the requested Advances in immediately available funds by crediting the amount of such Advances to any Borrower's account with the Bank.

Conversion and Renewals. The Borrowers, or any one or more of them, may elect from time to time to convert one type of Advance into another or to renew any Advance by giving the Bank written notice no later than 11:00 a.m. Eastern time, one (1) Business Day before conversion into a Prime Rate Advance and three (3) Business Days before conversion into or renewal of a Eurodollar Advance, specifying: (a) the renewal or conversion date, (b) the amount of the Advance to be converted or renewed, (c) in the case of conversion, the type of Advance to be converted into (Prime Rate Advance or Eurodollar Advance), and (d) in the case of renewals of or conversion into a Eurodollar Advance, the applicable Interest Period, provided that (i) the minimum principal amount of each Eurodollar Advance outstanding after a renewal or conversion shall be One Hundred Thousand and 00/100 Dollars ($100,000.00); (ii) a Eurodollar Advance can only be converted on the last day of the Interest Period for the Advance; and (iii) a Borrower may not elect an Interest Period ending after the maturity date of this Note. All notices given under this paragraph are irrevocable. If the Borrowers fail to give the Bank the notice specified above for the renewal or conversion of a Eurodollar Advance by 11:00 a.m. Eastern time three (3) Business Days before the end of the Interest Period for that Advance, the Advance shall automatically be converted to a Prime Rate Advance on the last day of the Interest Period for the Advance.

Interest Payments. Interest on the Advances shall be paid as follows:

A. For each Prime Rate Advance, on the last day of each month beginning with the first month following disbursement of the Advance or following conversion of an Advance into a Prime Rate Advance, and at the maturity or conversion of the Advance into a Eurodollar Advance;

B. For each Eurodollar Advance, on the last day of the Interest Period for the Advance and, if the Interest Period is longer than three months, at three-month intervals beginning with the day three months from the date the Advance is disbursed.

Principal Payments. Commencing May 31, 2003, and continuing on the same day of each calendar quarter thereafter until the maturity date of this Note (each, a "Principal Payment Date"), the Borrowers shall pay the Bank Six Hundred Nine Thousand One Hundred Forty-Three and 00/100 Dollars ($609,143.00); and

On May 11, 2004, the Borrowers shall pay the Bank the entire outstanding principal balance of this Note, plus all accrued but unpaid interest, and any other unpaid amounts due under this Note.

The Borrowers, or any one or more of them, shall select interest rates and Interest Periods such that on each Principal Payment Date the sum of the principal amount of the Prime Rate Advance outstanding on that date plus the aggregate principal amount of the Eurodollar Advances with Interest Periods ending on that date is greater than or equal to the principal payment due on that date. Any election that does not comply with this requirement will be invalid unless the Bank elects, in its sole discretion, to honor such election. Although the Bank may choose to honor any such election, the Borrowers shall continue to be subject to the terms of the paragraph of this Note captioned "Funding Loss Indemnification" in regard to payment of a Eurodollar Advance on a date other than the last day of the Interest Period for the Advance.

Page 42 of 51
Default Rate of Interest. After a default has occurred under this Note, whether or not the Bank elects to accelerate the maturity of this Note because of such default, all Advances outstanding under this Note, including all Eurodollar Advances, shall bear interest at a per annum rate equal to the Prime Rate, plus the Applicable Margin for a Prime Rate Advance, plus three percent (3.00%) from the date the Bank elects to impose such rate. Imposition of this rate shall not affect any limitations contained in this Note on the Borrowers' right to repay principal on any Eurodollar Advance before the expiration of the Interest Period for that Advance.

Prepayment. The Borrowers may prepay all or any part of any Prime Rate Advance at any time without premium or penalty. The Borrowers may prepay any Eurodollar Advance only at the end of an Interest Period.

Funding Loss Indemnification. Upon the Bank's request, the Borrowers shall pay the Bank amounts sufficient (in the Bank's reasonable opinion) to compensate it for any loss, cost, or expense incurred as a result of:

A. Any payment of a Eurodollar Advance on a date other than the last day of the Interest Period for the Advance, including, without limitation, acceleration of the Advances by the Bank pursuant to this Note or the Related Documents; or

B. Any failure by the Borrowers to borrow or renew a Eurodollar Advance on the date specified in the relevant notice from the Borrowers to the Bank.

Additional Costs. If any applicable domestic or foreign law, treaty, government rule or regulation now or later in effect (whether or not it now applies to the Bank) or the interpretation or administration thereof by a governmental authority charged with such interpretation or administration, or compliance by the Bank with any guideline, request or directive of such an authority (whether or not having the force of law), shall (a) affect the basis of taxation of payments to the Bank of any amounts payable by the Borrowers under this Note or the Related Documents (other than taxes imposed on the overall net income of the Bank by the jurisdiction or by any political subdivision or taxing authority of the jurisdiction in which the Bank has its principal office), or (b) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by the Bank, or (c) impose any other condition with respect to this Note or the Related Documents and the result of any of the foregoing is to increase the cost to the Bank of maintaining any Eurodollar Advance or to reduce the amount of any sum receivable by the Bank on such an Advance, or (d) affect the amount of capital required or expected to be maintained by the Bank (or any corporation controlling the Bank) and the Bank determines that the amount of such capital is increased by or based upon the existence of the Bank's obligations under this Note or the Related Documents and the increase has the effect of reducing the rate of return on the Bank's (or its controlling corporation's) capital as a consequence of the obligations under this Note or the Related Documents to a level below that which the Bank (or its controlling corporation) could have achieved but for such circumstances (taking into consideration its policies with respect to capital adequacy) by an amount deemed by the Bank to be material, then the Borrowers shall pay to the Bank, from time to time, upon request by the Bank, additional amounts sufficient to compensate the Bank for the increased cost or reduced sum receivable. Whenever the Bank shall learn of circumstances described in this section which are likely to result in additional costs to the Borrowers, the Bank shall give prompt written notice to the Borrowers of the basis for and the estimated amount of any such anticipated additional costs. A statement as to the amount of the increased cost or reduced sum receivable, prepared in good faith and in reasonable detail by the Bank and submitted by the Bank to the Borrowers, shall be conclusive and binding for all purposes absent manifest error in computation.

Illegality. If any applicable domestic or foreign law, treaty, rule or regulation now or later in effect (whether or not it now applies to the Bank) or the interpretation or administration thereof by a governmental authority charged with such interpretation or administration, or compliance by the Bank with any guideline, request or directive of such an authority (whether or not having the force of law), shall make it unlawful or impossible for the Bank to maintain or fund the Eurodollar Advances, then, upon notice to the Borrowers by the Bank, the outstanding principal amount of the Eurodollar Advances, together with accrued interest and any other amounts payable to the

Page 43 of 51
Bank under this Note or the Related Documents on account of the Eurodollar Advances shall be repaid (a) immediately upon the Bank's demand if such change or compliance with such requests, in the Bank's judgment, requires immediate repayment, or (b) at the expiration of the last Interest Period to expire before the effective date of any such change or request provided, however, that subject to the terms and conditions of this Note and the Related Documents the Borrowers shall be entitled to simultaneously replace the entire outstanding balance of any Eurodollar Advance repaid in accordance with this section with a Prime Rate Advance in the same amount.

Inability to Determine Interest Rate. If the Bank determines that (a) quotations of interest rates for the relevant deposits referred to in the definition of Eurodollar Rate are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the interest rate on a Eurodollar Advance as provided in this Note, or (b) the relevant interest rates referred to in the definition of Eurodollar Rate do not accurately cover the cost to the Bank of making or maintaining Eurodollar Advances, then the Bank shall forthwith give notice of such circumstances to the Borrowers, whereupon (i) the obligation of the Bank to make Eurodollar Advances shall be suspended until the Bank notifies the Borrowers that the circumstances giving rise to the suspension no longer exists, and (ii) the Borrowers shall repay in full the then outstanding principal amount of each Eurodollar Advance, together with accrued interest, on the last day of the then current Interest Period applicable to the Advance, provided, however, that, subject to the terms and conditions of this Note and the Related Documents, the Borrowers shall be entitled to simultaneously replace the entire outstanding balance of any Eurodollar Advance repaid in accordance with this section with a Prime Rate Advance in the same amount.

Obligations Due on Non-Business Day. Whenever any payment under this Note becomes due and payable on a day that is not a Business Day, if no default then exists under this Note, the maturity of the payment shall be extended to the next succeeding Business Day, except, in the case of a Eurodollar Advance, if the result of the extension would be to extend the payment into another calendar month, the payment must be made on the immediately preceding Business Day.

Matters Regarding Payment. The Borrowers will pay the Bank at the Bank's address shown above or at such other place as the Bank may designate. Payments shall be allocated among principal, interest and fees at the discretion of the Bank unless otherwise agreed or required by applicable law. Acceptance by the Bank of any payment which is less than the payment due at the time shall not constitute a waiver of the Bank's right to receive payment in full at that time or any other time.

Late Fee. If any payment is not received by the Bank within ten (10) days after its due date, the Bank may assess and the Borrowers agree to pay a late fee equal to the greater of: (a) five percent (5.00%) of the past due amount or (b) Twenty Five and 00/100 Dollars ($25.00), up to the maximum amount of One Thousand Five Hundred and 00/100 Dollars ($1,500.00) per late charge.

Business Loan. The Borrowers acknowledge and agree that this Note evidences a loan for a business, commercial, agricultural or similar commercial enterprise purpose, and that all advances made under this Note shall not be used for any personal, family or household purpose.

Liabilities. The term "Liabilities" in this Note means all obligations, indebtedness and liabilities of the Borrowers or any one or more of them, to any one or more of the Bank, BANK ONE CORPORATION, and any of their subsidiaries, affiliates or successors, now existing or later arising, including, without limitation, all loans, advances, interest, costs, overdraft indebtedness, credit card indebtedness, lease obligations, or obligations relating to any Rate Management Transaction, all monetary obligations incurred or accrued during the pendency of any bankruptcy, insolvency, receivership or other similar proceedings, regardless of whether allowed or allowable in such proceeding, and all renewals, extensions, modifications, consolidations or substitutions of any of the foregoing, whether the Borrowers or any one or more of them, may be liable jointly with others or individually liable as a debtor, maker, co-maker, drawer, endorser, guarantor, surety or otherwise, and whether voluntarily or involuntarily incurred, due or not due, absolute or contingent, direct or indirect, liquidated or unliquidated. The

Page 44 of 51
term "Rate Management Transaction" in this Note means any transaction (including an agreement with respect thereto) now existing or hereafter entered into among the Borrowers or any one or more of them, the Bank or BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, which is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, forward transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions) or any combination thereof, whether linked to one or more interest rates, foreign currencies, commodity prices, equity prices or other financial measures.

Related Documents. The term "Related Documents" in this Note means all loan agreements, credit agreements, reimbursement agreements, security agreements, mortgages, deeds of trust, pledge agreements, assignments, guaranties, or any other instrument or document executed in connection with this Note or in connection with any of the Liabilities.

Security. The term "Collateral" in this Note means all real or personal property described in all security agreements, pledge agreements, mortgages, deeds of trust, assignments, or other instruments now or hereafter executed in connection with this Note or in connection with any of the Liabilities. If applicable, the Collateral secures the payment of this Note and the Liabilities.

Bank's Right of Setoff. In addition to the Collateral, if any, each Borrower grants to the Bank a security interest in, and the Bank is authorized to setoff and apply, all of such Borrower's Accounts, Securities and Other Property, and Bank Debt against any and all Liabilities. This right of setoff may be exercised at any time and from time to time, and without prior notice to any Borrower. This security interest and right of setoff may be enforced or exercised by the Bank regardless of whether or not the Bank has made any demand under this paragraph or whether the Liabilities are contingent, matured, or unmatured. Any delay, neglect or conduct by the Bank in exercising its rights under this paragraph will not be a waiver of the right to exercise this right of setoff or enforce this security interest. The rights of the Bank under this paragraph are in addition to other rights the Bank may have in the Related Documents or by law. In this paragraph: (a) the term "Accounts" means any and all accounts and deposits of the Borrower (whether general, special, time, demand, provisional or final) at any time held by the Bank (including all Accounts held jointly with another, but excluding any IRA or Keogh Account, or any trust Account in which a security interest would be prohibited by law); (b) the term "Securities and Other Property" means any and all securities and other property of the Borrower in the custody, possession or control of the Bank (other than property held by the Bank in a fiduciary capacity); and (c) the term "Bank Debt" means all indebtedness at any time owing by the Bank, to or for the credit or account of any one or more of the Borrowers.

Representations by Borrowers. Each Borrower represents that: (a) the execution and delivery of this Note and the performance of the obligations it imposes do not violate any law, conflict with any agreement by which it is bound, or require the consent or approval of any governmental authority or other third party; (b) this Note is a valid and binding agreement, enforceable according to its terms; and (c) all balance sheets, profit and loss statements, and other financial statements furnished to the Bank in connection with the Liabilities are accurate and fairly reflect the financial condition of the organizations and persons to which they apply on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates. Each Borrower, other than a natural person, further represents that: (a) it is duly organized, existing and in good standing pursuant to the laws under which it is organized; and (b) the execution and delivery of this Note and the performance of the obligations it imposes (i) are within its powers and have been duly authorized by all necessary action of its governing body, and (ii) do not contravene the terms of its articles of incorporation or organization, its by-laws, or any partnership, operating or other agreement governing its affairs.

Events of Default/Acceleration. If any of the following events occurs this Note shall become due immediately, without notice, at the Bank's option:

Page 45 of 51
	1.	Any Borrower, or any guarantor of this Note (the "Guarantor"), fails to pay when due any amount payable under this Note, under any of the Liabilities, or under any agreement or instrument evidencing debt to any creditor.
	2.	Any Borrower or any Guarantor (a) fails to observe or perform any other term of this Note; (b) makes any materially incorrect or misleading representation, warranty, or certificate to the Bank; (c) makes any materially incorrect or misleading representation in any financial statement or other information delivered to the Bank; or (d) defaults under the terms of any agreement or instrument relating to any debt for borrowed money (other than the debt evidenced by this Note) and the effect of such default will allow the creditor to declare the debt due before its maturity.
	3.	In the event (a) there is a default under the terms of any Related Document, (b) any guaranty of the loan evidenced by this Note is terminated or becomes unenforceable in whole or in part, (c) any Guarantor fails to promptly perform under its guaranty, or (d) the Borrower fails to comply with, or pay, or perform under any agreement, now or hereafter in effect, between any Borrower and BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors.
	4.	There is any loss, theft, damage, or destruction of any Collateral not covered by insurance.
	5.	A "reportable event" (as defined in the Employee Retirement Income Security Act of 1974 as amended) occurs that would permit the Pension Benefit Guaranty Corporation to terminate any employee benefit plan of any Borrower or any affiliate of any Borrower.
	6.	Any Borrower or any Guarantor becomes insolvent or unable to pay its debts as they become due.
	7.	Any Borrower or any Guarantor (a) makes an assignment for the benefit of creditors; (b) consents to the appointment of a custodian, receiver, or trustee for itself or for a substantial part of its assets; or (c) commences any proceeding under any bankruptcy, reorganization, liquidation, insolvency or similar laws of any jurisdiction.
	8.	A custodian, receiver, or trustee is appointed for any Borrower or any Guarantor or for a substantial part of its assets without its consent.
	9.	Proceedings are commenced against any Borrower or any Guarantor under any bankruptcy, reorganization, liquidation, or similar laws of any jurisdiction, and they remain undismissed for thirty (30) days after commencement; or any Borrower or the Guarantor consents to the commencement of those proceedings.
	10.	Any judgment is entered against any Borrower or any Guarantor, or any attachment, levy, or garnishment is issued against any property of any Borrower or any Guarantor.
	11.	Any Borrower or any Guarantor dies, or a guardian or conservator is appointed for the Borrower or any Guarantor or all or any portion of the Borrower's assets, any Guarantor's assets, or the Collateral.
	12.	Any Borrower or any Guarantor, without the Bank's written consent (a) is dissolved, (b) merges or consolidates with any third party, (c) leases, sells or otherwise conveys a material part of its assets or business outside the ordinary course of its business, (d) leases, purchases, or otherwise acquires a material part of the assets of any other business entity, except in the ordinary course of its business, or (e) agrees to do any of the foregoing (notwithstanding the foregoing, any subsidiary may merge or consolidate with any other subsidiary, or with any Borrower, so long as a Borrower is the survivor).
	13.	There is a substantial change in the existing or prospective financial condition of any Borrower or any Guarantor that the Bank in good faith determines to be materially adverse.
	14.	The Bank in good faith deems itself insecure.

Remedies. If this Note is not paid at maturity, whether by acceleration or otherwise, the Bank shall have all of the rights and remedies provided by any law or agreement. The Bank is authorized to cause all or any part of the Collateral to be transferred to or registered in its name or in the name of any other person or business entity, with or without designating the capacity of that nominee. Without limiting any other available remedy, the Borrowers are liable for any deficiency remaining after disposition of any Collateral. The Borrowers are liable to the Bank for all reasonable costs and expenses of every kind incurred in the making or collection of this Note, including without limitation reasonable attorneys' fees and court costs. These costs and expenses include without limitation any costs or expenses incurred by the Bank in any bankruptcy, reorganization, insolvency or other similar proceeding. All amounts payable under the terms of this Note shall be paid without relief from valuation and appraisement laws.
Page 46 of 51
Waivers. Any party liable on this Note waives (a) to the extent permitted by law, all rights and benefits under any laws or statutes regarding sureties, as may be amended; (b) any right to receive notice of the following matters before the Bank enforces any of its rights: (i) the Bank's acceptance of this Note, (ii) any credit that the Bank extends to any Borrower, (iii) any Borrower's default, (iv) any demand, diligence, presentment, dishonor and protest, or (v) any action that the Bank takes regarding any Borrower, anyone else, any Collateral, or any of the Liabilities, that it might be entitled to by law or under any other agreement; (c) any right to require the Bank to proceed against any Borrower, any other obligor or guarantor of the Liabilities, or any Collateral, or pursue any remedy in the Bank's power to pursue; (d) any defense based on any claim that any endorser or other parties' obligations exceed or are more burdensome than those of any Borrower; (e) the benefit of any statute of limitations affecting liability of any endorser or other party liable hereunder or the enforcement hereof; (f) any defense arising by reason of any disability or other defense of any Borrower or by reason of the cessation from any cause whatsoever (other than payment in full) of the obligation of any Borrower for the Liabilities; and (g) any defense based on or arising out of any defense that any Borrower may have to the payment or performance of the Liabilities or any portion thereof. Any party liable on this Note consents to any extension or postponement of time of its payment without limit as to the number or period, to any substitution, exchange or release of all or any part of the Collateral, to the addition of any other party, and to the release or discharge of, or suspension of any rights and remedies against, any person who may be liable for the payment of this Note. The Bank may waive or delay enforcing any of its rights without losing them. Any waiver affects only the specific terms and time period stated in the waiver. No modification or waiver of any provision of this Note is effective unless it is in writing and signed by the party against whom it is being enforced.

Subordination. Any rights of any party liable on this Note, whether now existing or hereafter arising, to receive payment on account of any indebtedness (including interest) owed to any party liable on this Note by any Borrower, or to withdraw capital invested by it in any Borrower, or to receive distributions from any Borrower, shall at all times be subordinate to the full and prior repayment to the Bank of the Liabilities. No party liable on this Note shall be entitled to enforce or receive payment of any sums hereby subordinated until the Liabilities have been paid in full and any such sums received in violation of this paragraph shall be received by such party in trust for the Bank. Any party liable on this Note agrees to stand still with regard to the Bank's enforcement of its rights, including taking no action to delay, impede or otherwise interfere with the Bank's rights to realize on the Collateral. The foregoing notwithstanding, until the occurrence of any default, any party liable on this Note is not prohibited from receiving distributions from any Borrower in an amount equal to any income tax liability imposed on such party liable on this Note attributable to an ownership interest in such Borrower, if any.

Rights of Subrogation. Any party liable on this Note waives and agrees not to enforce any rights of subrogation, contribution or indemnification that it may have against any Borrower, any person liable on the Liabilities, or the Collateral, until the Borrower and such party liable on this Note have fully performed all their obligations to the Bank, even if those obligations are not covered by this Note.

Reinstatement. All parties liable on this Note agree that to the extent any payment is received by the Bank in connection with the Liabilities, and all or any part of such payment is subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be repaid by the Bank or paid over to a trustee, receiver or any other entity, whether under any bankruptcy act or otherwise (any such payment is hereinafter referred to as a "Preferential Payment"), then this Note shall continue to be effective or shall be reinstated, as the case may be, and whether or not the Bank is in possession of this Note, and, to the extent of such payment or repayment by the Bank, the Liabilities or part thereof intended to be satisfied by such Preferential Payment shall be revived and continued in full force and effect as if said Preferential Payment had not been made.

Governing Law and Venue. This Note is delivered in the State of Indiana and governed by Indiana law (without giving effect to its laws of conflicts). Each Borrower agrees that any legal action or proceeding with respect to any of its obligations under this Note may be brought by the Bank in any state or federal court located in the State of Indiana, as the Bank in its sole discretion may elect. By the execution and delivery of this Note, each Borrower submits to and accepts, for itself and in respect of its property, generally and unconditionally, the non-exclusive jurisdiction of those courts. Each Borrower waives any claim that the State of Indiana is not a convenient forum or the proper venue for any such suit, action or proceeding.
Page 47 of 51
Renewal and Extension. This Note is given in replacement, renewal and/or extension of, but not extinguishing the indebtedness evidenced by, that Term Note C dated May 12, 1999 executed by the Borrowers in the original principal amount of Seventeen Million Fifty-Six Thousand and 00/100 Dollars ($17,056,000.00), including previous renewals or modifications thereof, if any (the "Prior Note"), and is not a novation thereof. All interest evidenced by the Prior Note shall continue to be due and payable until paid. If applicable, all Collateral continues to secure the payment of this Note and the Liabilities. The provisions of this Note are effective on April 25, 2003.

Miscellaneous. Each Borrower, is jointly and severally liable for the obligations represented by this Note, and the receipt of value by any one of them constitutes the receipt of value by the others. In any action or proceeding involving any state corporate law, or any state, federal or foreign bankruptcy, insolvency, reorganization or other law affecting the rights of creditors generally, if the obligations of a Borrower under this Note would otherwise be held or determined to be avoidable, invalid or unenforceable on account of the amount of such Borrower's liability under this Note, then, notwithstanding any other provision of this Note to the contrary, the amount of such liability shall, without any further action by such Borrower or the Bank, be automatically limited and reduced to the highest amount that is valid and enforceable as determined in such action or proceeding. This Note binds the Borrowers and their respective successors, and benefits the Bank, its successors and assigns. Any reference to the Bank includes any holder of this Note. Section headings are for convenience of reference only and do not affect the interpretation of this Note. Any notices and demands under or related to this document shall be in writing and delivered to the intended party at its address stated herein, and if to the Bank, at its main office if no other address of the Bank is specified herein, by one of the following means: (a) by hand, (b) by a nationally recognized overnight courier service, or (c) by certified mail, postage prepaid, with return receipt requested. Notice shall be deemed given: (a) upon receipt if delivered by hand, (b) on the Delivery Day after the day of deposit with a nationally recognized courier service, or (c) on the third Delivery Day after the notice is deposited in the mail. "Delivery Day" means a day other than a Saturday, a Sunday, or any other day on which national banking associations are authorized to be closed. Any party may change its address for purposes of the receipt of notices and demands by giving notice of such change in the manner provided in this provision. This Note and any Related Documents embody the entire agreement among the Borrowers and the Bank regarding the terms of the loan evidenced by this Note and supercede all oral statements and prior writings relating to that loan. If any provision of this Note cannot be enforced, the remaining portions of this Note shall continue in effect. The Borrowers agree that the Bank may provide any information or knowledge the Bank may have about any Borrower or about any matter relating to this Note or the Related Documents to BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, or to any one or more purchasers or potential purchasers of this Note or the Related Documents. The Borrowers agree that the Bank may at any time sell, assign or transfer one or more interests or participations in all or any part of its rights and obligations in this Note to one or more purchasers whether or not related to the Bank.

WAIVER OF SPECIAL DAMAGES. EACH BORROWER WAIVES, TO THE MAXIMUM EXTENT NOT PROHIBITED BY LAW, ANY RIGHT THE UNDERSIGNED MAY HAVE TO CLAIM OR RECOVER FROM THE BANK IN ANY LEGAL ACTION OR PROCEEDING ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES.

JURY WAIVER. EACH BORROWER AND THE BANK (BY ITS ACCEPTANCE HEREOF) HEREBY VOLUNTARILY, KNOWINGLY, IRREVOCABLY AND UNCONDITIONALLY WAIVE ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE (WHETHER BASED ON CONTRACT, TORT, OR OTHERWISE) BETWEEN ANY BORROWER AND THE BANK ARISING OUT OF OR IN ANY WAY RELATED TO THIS NOTE OR THE OTHER RELATED DOCUMENTS. THIS PROVISION IS A MATERIAL INDUCEMENT TO THE BANK TO PROVIDE THE FINANCING EVIDENCED BY THIS NOTE.

Page 48 of 51

Address:			Borrower:
2581 E. Kercher Road			Supreme Industries, Inc.
Goshen, IN 46528
By: /s/ Robert W. Wilson
Robert W. Wilson CFO
Printed Name Title

Supreme Corporation

By: /s/ Robert W. Wilson
Robert W. Wilson Exec. V.P. & CFO
Printed Name Title

Page 49 of 51
Exhibit 99.1

Certification of Chief Executive Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 29, 2003 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Dated: May 7, 2003

/s/ Herbert M. Gardner
Chief Executive Officer

Page 50 of 51
Exhibit 99.2

Certification of Chief Financial Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 29, 2003 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Dated: May 7, 2003

/s/ Robert W. Wilson
Chief Financial Officer

Page 51 of 51