Form 10-Q
period 2003-06-28
SUPREME INDUSTRIES INC
filed 2003-07-31
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended June 28, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at July 25, 2003
	Class A	8,912,985
	Class B	1,917,394
Page 1 of 20
SUPREME INDUSTRIES, INC.

CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3 & 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10 - 12

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

CERTIFICATIONS		15-18

EXHIBITS		19 & 20

Page 2 of 20

Part I. Financial Information

Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 28,	December 28,
	2003	2002
Assets	(Unaudited)

Current assets:
Cash and cash equivalents....................................	$74,626	$112,898
Accounts receivable, net......................................	23,104,792	19,304,880
Inventories............................................................	27,103,322	23,799,288
Deferred income taxes..........................................	1,337,278	1,337,278
Other current assets..............................................	4,119,045	3,260,965

Total current assets.....................................	55,739,063	47,815,309

Property, plant and equipment, at cost...................	67,233,743	66,243,221
Less, Accumulated depreciation and
amortization..................................................	32,271,471	30,640,333

Property, plant and equipment, net...........	34,962,272	35,602,888

Intangible assets, net.................................................	107,379	133,150
Goodwill.....................................................................	735,014	735,014
Assets held for sale....................................................	2,357,406	2,119,626
Other assets...............................................................	926,590	942,107

Total assets..................................................	$94,827,724	$87,348,094

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 20

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

	June 28,	December 28,
	2003	2002
Liabilities and Stockholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt....................	$3,693,045	$4,660,114
Trade accounts payable........................................	11,057,696	6,800,165
Accrued income taxes..........................................	1,022,792	109,889
Other accrued liabilities.......................................	8,188,893	7,344,503

Total current liabilities...............................	23,962,426	18,914,671

Long-term debt..........................................................	8,280,988	7,366,858

Deferred income taxes...............................................	1,887,564	1,844,894

Other long-term liabilities........................................	97,058	209,348

Total liabilities.............................................	34,228,036	28,335,771

Stockholders' equity.................................................	60,599,688	59,012,323

Total liabilities and stockholders' equity	$94,827,724	$87,348,094

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 20

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2003	2002	2003	2002
Revenues...................................................	$60,749,259	$59,537,510	$110,573,469	$109,381,193

Costs and expenses:
Cost of sales.........................................	52,693,036	49,543,691	96,589,968	92,513,665
Selling, general and administrative......	5,839,919	6,159,079	10,855,990	11,475,631
Interest.................................................	211,066	273,240	441,852	547,591
	58,744,021	55,976,010	107,887,810	104,536,887

Income before income taxes.......	2,005,238	3,561,500	2,685,659	4,844,306

Income taxes...............................................	768,000	1,398,000	1,030,000	1,879,000

Net income...................................	$1,237,238	$2,163,500	$1,655,659	$2,965,306

Earnings per share:
Basic.............................................	$.11	$.20	$.15	$.27
Diluted..........................................	.11	.19	.15	.27

Shares used in the computation of
earnings per share:
Basic.............................................	10,817,940	10,811,533	10,824,637	10,804,995
Diluted..........................................	10,951,312	11,105,010	10,936,747	11,029,284

The accompanying notes are a part of the consolidated financial statements.

Page 5 of 20

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 28,	June 30,
	2003	2002
Cash flows from operating activities:
Net income...............................................................	$1,655,659	$2,965,306
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization...................	1,746,644	2,154,410
Loss on disposal of equipment..................	31	14,178
Changes in operating assets and liabilities	(1,947,202)	3,794,700

Net cash provided by operating activities	1,455,132	8,928,594

Cash flows from investing activities:
Additions to property, plant and equipment............	(1,086,647)	(1,374,821)
Proceeds from disposal of equipment......................	6,359	6,850
(Increase) decrease in other assets...........................	(222,263)	15,516

Net cash used in investing activities..............	(1,302,551)	(1,352,455)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt...................................................	41,414,348	11,511,811
Repayments of revolving line of credit and
other long-term debt.........................................	(41,467,287)	(14,019,570)
Proceeds from exercise of stock options.................	46,677	87,634
Acquisition of treasury stock...................................	(184,591)	-

Net cash used in financing activities.............	(190,853)	(2,420,125)

Increase (decrease) in cash and cash equivalents......	(38,272)	5,156,014

Cash and cash equivalents, beginning of period........	112,898	192,662

Cash and cash equivalents, end of period..................	$74,626	$5,348,676

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 20

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

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three months and six months ended June 28, 2003 and June 30, 2002 are for 13 week and 26 week periods, respectively.

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:
	June 28,	December 28,
	2003	2002
Raw materials........................	$15,426,341	$12,681,723
Work-in-progress...................	4,845,536	4,609,291
Finished goods.......................	6,831,445	6,508,274
	$27,103,322	$23,799,288

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

NOTE C - INTANGIBLE ASSETS

Intangible assets subject to amortization consist of favorable lease agreements with a cost of $1,048,167 less accumulated amortization of $940,788 and $915,017 at June 28, 2003 and December 28, 2002, respectively. The favorable leases are being amortized using the straight-line method over the twenty-five year term of the leases which includes renewal terms. Amortization expense for the three months ended June 28, 2003 and June 30, 2002 was $12,885 and $17,603, respectively. Amortization expense for the six months ended June 28, 2003 and June 30, 2002 was $25,771 and $35,206, respectively.

Page 7 of 20

NOTE D - LONG-TERM DEBT

The Company entered into a new credit agreement effective April 25, 2003. The terms of the new credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 28, 2002. The new credit facility matures April 30, 2006 and as a result all borrowings under the new credit facility at June 28, 2003 are classified as long-term debt.

NOTE E - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

			Three Months Ended		Six Months Ended
			June 28,	June 30,	June 28,	June 30,
			2003	2002	2003	2002

Weighted average number of
shares outstanding (used
in computation of basic
	earnings per share)		10,817,940	10,811,533	10,824,637	10,804,995

Effect of dilutive stock options			134,383	293,477	113,143	224,289

Diluted shares outstanding (used
in computation of
	diluted earnings per share)		10,952,323	11,105,010	10,937,780	11,029,284

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

Page 8 of 20
NOTE F - STOCK-BASED COMPENSATION, Continued

The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

			Three Months Ended		Six Months Ended
			June 28,	June 30,	June 28,	June 30,
			2003	2002	2003	2002
Net income, as reported			$1,237,238	$2,163,500	$1,655,659	$2,965,306
Add:		Stock-based
compensation expense
included in reported
		net income, net of tax	16,463	16,822	32,926	33,644

Deduct:		Stock-based
compensation expense
determined under fair
value based method,
		net of tax	(96,705)	(78,430)	(193,410)	(156,860)

Pro forma net income			$1,156,996	$2,101,892	$1,495,175	$2,842,090

Basic earnings per share,
	as reported		$.11	$.20	$.15	$.27
Pro forma basic earnings per
	share		.11	.19	.14	.26

Diluted earnings per share,
	as reported		.11	.19	.15	.27
Pro forma diluted earnings per
	share		.11	.19	.14	.26

Page 9 of 20
ITEM 2.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended June 28, 2003 increased $1.2 million to $60.7 million from $59.5 million for the quarter ended June 30, 2002. Revenues for the six months ended June 28, 2003 increased $1.2 million to $110.6 million from $109.4 million for the six months ended June 30, 2002. The Company's truck division continues to experience increased revenues of approximately 5% year-over-year while its bus division experienced a revenue decline of 8.7% (excluding chassis) for the three month period ended June 28, 2003 as compared to the three month period ended June 30, 2002. This decline in bus division revenues follows a 24.9 % decrease during the first quarter of 2003 when compared to the first quarter of 2002. The decrease in bus product revenues was attributable to weakness in the marketplace for travel-related industries. The Company anticipates the further strengthening of revenues based upon current activity.

Gross profit as a percentage of revenues declined to 13.3% for the quarter ended June 28, 2003 compared to 16.8% for the quarter ended June 30, 2002. Gross profit as a percentage of revenues decreased to 12.6% for the six months ended June 28, 2003 compared to 15.4% for the six months ended June 30, 2002. The decline in gross profit resulted from an unfavorable comparison of material costs due to a favorable physical inventory adjustment recorded in the second quarter of 2002 coupled with competitive pricing pressures and increased overhead costs in the areas of workers' compensation insurance and general commercial lines of insurance. The Company also experienced increases in delivery expenses related to higher fuel prices.

Selling, general and administrative expenses as a percentage of revenues decreased to 9.6% for the quarter ended June 28, 2003 compared to 10.3% for the quarter ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues decreased to 9.8% for the six months ended June 28, 2003 compared to 10.5% for the six months ended June 30, 2002. The quarter and year-to-date decreases resulted primarily from a reduction in amortization expense associated with the Company's capitalized operating software which became fully amortized during 2002.

Interest expense for the quarter ended June 28, 2003 decreased $62,174 to $211,066 from $273,240 for the quarter ended June 30, 2002. Interest expense for the six months ended June 28, 2003 decreased $105,739 to $441,852 from $547,591 for the six months ended June 30, 2002. The Company achieved the interest expense improvement via debt reduction and declining interest rates on variable rate debt.

The Company's effective income tax rate was 38.3% for the three months ended June 28, 2003 compared to 39.3% for the three months ended June 30, 2002. The effective income tax rate was 38.4% for the six months ended June 28, 2003 compared to 38.8% for the six months ended June 30, 2002. The effective tax rate fluctuates based on state tax apportionment and state income tax rates.
Page 10 of 20
Net income for the three months ended June 28, 2003 was $1,237,238 compared to $2,163,500 for the three months ended June 30, 2002. Net income for the six months ended June 28, 2003 was $1,655,659 compared to $2,965,306 for the six months ended June 30, 2002. Basic and diluted earnings per share were $.11 per share for the quarter ended June 28, 2003 compared to basic earnings per share of $.20 per share and fully diluted earnings per share of $.19 per share for the quarter ended June 30, 2002. Basic and diluted earnings per share were $.15 per share for the six months ended June 28, 2003 compared to $.27 per share for the six months ended June 30, 2002. The decline in net income and earnings per share resulted from the reduced gross profit as discussed previously.

Liquidity and Capital Resources

Cash flows from operating activities were the major sources of funds for operations, capital expenditures and to service debt during the first six months of fiscal year 2003. The largest components of cash provided by operations were increases in trade accounts payable of $4.3 million, depreciation and amortization of $1.7 million and net income of $1.7 million. The largest components of cash used by operations were increases in trade accounts receivable of $3.8 million and increases in inventories of $3.3 million.

The Company invested $1.1 million in property, plant and equipment during the first six months of 2003 compared to $1.4 million during the first six months of 2002.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would affect future operating results.
Page 11 of 20
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

Page 12 of 20
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

A Report on Form 8-K dated July 31, 2003 was filed by the Company to report the issuance of a press release containing the Company's financial results for the quarter ended June 28, 2003.

Page 13 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

DATE: July 31, 2003			BY: /s/ ROBERT W. WILSON
Robert W. Wilson
Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

(Signing on behalf of the Registrant and as Principal Financial Officer)

Page 14 of 20
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

Page 15 of 20
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

Date: July 31, 2003

/s/ Herbert M. Gardner
Chief Executive Officer

Page 16 of 20
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

Page 17 of 20
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

Date: July 31, 2003

/s/ Robert W. Wilson
Chief Financial Officer

Page 18 of 20
Exhibit 99.1

Certification of Chief Executive Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 28, 2003 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Dated: July 31, 2003

/s/ Herbert M. Gardner
Chief Executive Officer

Page 19 of 20
Exhibit 99.2

Certification of Chief Financial Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 28, 2003 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Dated: July 31, 2003

/s/ Robert W. Wilson
Chief Financial Officer

Page 20 of 20