Form 10-Q
period 2003-09-27
SUPREME INDUSTRIES INC
filed 2003-11-07
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at October 22, 2003
	Class A	9,809,619
	Class B	2,109,133

Page 1 of 64
SUPREME INDUSTRIES, INC.

CONTENTS

Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3 & 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10 - 13

Item 4.	Controls and Procedures	13 & 14

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

EXHIBITS		16 - 64

Page 2 of 64

Part I. Financial Information

Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 27,	December 28,
	2003	2002
Assets	(Unaudited)

Current assets:
Cash and cash equivalents....................................	$53,850	$112,898
Accounts receivable, net......................................	22,018,069	19,304,880
Inventories............................................................	30,036,289	23,799,288
Deferred income taxes..........................................	1,337,278	1,337,278
Other current assets..............................................	3,978,959	3,260,965

Total current assets.....................................	57,424,445	47,815,309

Property, plant and equipment, at cost...................	67,880,229	66,243,221
Less, Accumulated depreciation and
amortization..................................................	33,088,758	30,640,333

Property, plant and equipment, net...........	34,791,471	35,602,888

Intangible assets, net.................................................	94,494	133,150
Goodwill.....................................................................	735,014	735,014
Assets held for sale....................................................	2,357,406	2,119,626
Other assets...............................................................	918,832	942,107

Total assets..................................................	$96,321,662	$87,348,094

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 64

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

	September 27,	December 28,
	2003	2002
Liabilities and Stockholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt....................	$3,092,236	$4,660,114
Trade accounts payable........................................	9,231,130	6,800,165
Accrued income taxes..........................................	1,298,706	109,889
Other accrued liabilities.......................................	9,144,590	7,344,503

Total current liabilities...............................	22,766,662	18,914,671

Long-term debt..........................................................	9,444,264	7,366,858

Deferred income taxes...............................................	1,902,241	1,844,894

Other long-term liabilities........................................	58,436	209,348

Total liabilities.............................................	34,171,603	28,335,771

Stockholders' equity.................................................	62,150,059	59,012,323

Total liabilities and stockholders' equity	$96,321,662	$87,348,094

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 64

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002
Revenues...................................................	$58,061,838	$50,977,060	$168,635,307	$160,358,253

Costs and expenses:
Cost of sales.........................................	49,404,552	44,697,538	145,994,520	137,211,203
Selling, general and administrative......	5,557,003	5,384,100	16,412,993	16,859,731
Interest.................................................	164,683	200,745	606,535	748,336
	55,126,238	50,282,383	163,014,048	154,819,270

Income before income taxes.......	2,935,600	694,677	5,621,259	5,538,983

Income taxes...............................................	1,127,000	270,000	2,157,000	2,149,000

Net income...................................	$1,808,600	$424,677	$3,464,259	$3,389,983

Earnings per share:
Basic.............................................	$.15	$.04	$.29	$.28
Diluted..........................................	.15	.04	.29	.28

Shares used in the computation of
earnings per share:
Basic.............................................	11,916,728	11,913,575	11,912,717	11,894,958
Diluted..........................................	12,130,509	12,092,533	12,078,801	12,115,743

The accompanying notes are a part of the consolidated financial statements.

Page 5 of 64

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 27,	September 28,
	2003	2002
Cash flows from operating activities:
Net income...............................................................	$3,464,259	$3,389,983
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization...................	2,591,009	3,166,158
Loss on disposal of equipment..................	31	19,505
Changes in operating assets and liabilities	(4,546,409)	1,866,651

Net cash provided by operating activities....	1,508,890	8,442,297

Cash flows from investing activities:
Additions to property, plant and equipment............	(1,747,525)	(1,561,949)
Deposit.....................................................................	-	(1,000,000)
Proceeds from disposal of equipment......................	6,558	12,400
(Increase) decrease in other assets...........................	(214,505)	23,274

Net cash used in investing activities..............	(1,955,472)	(2,526,275)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt...................................................	59,163,042	14,258,925
Repayments of revolving line of credit and
other long-term debt.........................................	(58,653,514)	(18,497,157)
Proceeds from exercise of stock options.................	62,597	123,939
Acquisition of treasury stock...................................	(184,591)	(8,155)

Net cash provided by (used in) financing
activities....................................................	387,534	(4,122,448)

Increase (decrease) in cash and cash equivalents......	(59,048)	1,793,574

Cash and cash equivalents, beginning of period........	112,898	192,662

Cash and cash equivalents, end of period..................	$53,850	$1,986,236

Supplemental disclosure of noncash financing activity:
Cash dividends declared..........................................	$298,094	$-

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 64

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 28, 2002 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three months and nine months ended September 27, 2003 and September 28, 2002 are for 13 week and 39 week periods, respectively.

NOTE B - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:
	September 27,	December 28,
	2003	2002
Raw materials........................	$17,282,261	$12,681,723
Work-in-progress...................	5,516,484	4,609,291
Finished goods.......................	7,237,544	6,508,274
	$30,036,289	$23,799,288

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

NOTE C - INTANGIBLE ASSETS

Intangible assets subject to amortization consist of favorable lease agreements with a cost of $1,048,167 less accumulated amortization of $953,673 and $915,017 at September 27, 2003 and December 28, 2002, respectively. The favorable leases are being amortized using the straight-line method over the twenty-five year term of the leases which includes renewal terms. Amortization expense for the three months ended September 27, 2003 and September 28, 2002 was $12,885 and $17,603, respectively. Amortization expense for the nine months ended September 27, 2003 and September 28, 2002 was $38,656 and $52,809, respectively.

Page 7 of 64

NOTE D - LONG-TERM DEBT

The Company entered into a new credit agreement effective April 25, 2003. The terms of the new credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 28, 2002. The new credit facility matures April 30, 2006 and as a result all borrowings under the new credit facility at September 27, 2003 are classified as long-term debt.

NOTE E - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

			Three Months Ended		Nine Months Ended
			September 27,	September 28,	September 27,	September 28,
			2003	2002	2003	2002

Weighted average number
of shares
outstanding
(used in
computation of
basic earnings
	per share)		11,916,728	11,913,575	11,912,717	11,894,958

Effect of dilutive stock
	options		213,781	178,958	166,084	220,785

Diluted shares
outstanding
(used in
computation of
diluted earnings
	per share)		12,130,509	12,092,533	12,078,801	12,115,743

All basic and diluted shares outstanding have been adjusted to reflect the 10% common stock dividend declared on September 23, 2003 (see Note G).

Page 8 of 64
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

			Three Months Ended		Nine Months Ended
			September 27,	September 28,	September 27,	September 28,
			2003	2002	2003	2002
Net income, as reported			$ 1,808,600	$ 424,677	$ 3,464,259	$ 3,389,983
Add: Stock-based
compensation
expense included
in reported net
income, net of
	taxes		16,463	16,821	49,389	50,465

Deduct: Stock-based
compensation
expense
determined under
fair value based
method, net of
	taxes		(94,214)	(78,430)	(287,624)	(235,290)

Pro forma net income			$ 1,730,849	$ 363,068	$ 3,226,024	$ 3,205,158

Basic earnings per
share, as
	reported		$.15	$.04	$.29	$.28
Pro forma basic
earnings per
	share		.15	.03	.27	.27

Diluted earnings per
share, as
	reported		.15	.04	.29	.28
Pro forma diluted
earnings per
	share		.14	.03	.27	.26

Page 9 of 64
NOTE G - COMMON STOCK

On September 23, 2003, the Company's Board of Directors declared a 10% stock dividend to be distributed October 16, 2003 to all Class A and B common stockholders of record as of October 6, 2003. All per share information has been adjusted retroactively to reflect this stock dividend. Also, on September 23, 2003, the Company's Board of Directors declared a two and one-half cent per share cash dividend payable on October 24, 2003 to all Class A and B common stockholders of record on October 16, 2003. Accrued cash dividend payable of $298,094 is included in other current liabilities as of September 27, 2003.

Effective September 23, 2003, the Company's Board of Directors terminated the stock repurchase program previously scheduled to expire on December 31, 2003.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation ("FIN") 46, "Consolidation of Variable Interest Entities". This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective immediately for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 was effective for the Company beginning June 29, 2003 for all interest in variable interest entities acquired before February 1, 2003. The adoption of the provisions of this statement did not have an impact on the Company's consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended September 27, 2003 increased $7.1 million to $58.1 million from $51.0 million for the quarter ended September 28, 2002. Revenues for the nine months ended September 27, 2003 increased $8.2 million to $168.6 million from $160.4 million for the nine months ended September 28, 2002. Improving market conditions during the second and third quarters of 2003 were the driving force behind increased revenues for the third quarter ended September 27, 2003. For the third quarter of 2003, truck division revenues
Page 10 of 64
increased 11.4% and bus division revenues (without chassis) increased 20.5% compared to the third quarter of 2002. During the fourth quarter of 2003, the Company was awarded, through a bidding process, a contract valued at approximately $20 million in revenues. These revenues are expected to be recorded in the first and second quarters of 2004. The Company intends to participate in future bid proceedings offered by the marketplace. However, the Company can not give any assurance that participation in future bid proceedings will result in additional revenues.

Gross profit as a percentage of revenues increased to 14.9% for the quarter ended September 27, 2003 compared to 12.3% for the quarter ended September 28, 2002. Gross profit as a percentage of revenues decreased to 13.4% for the nine months ended September 27, 2003 compared to 14.4% for the nine months ended September 28, 2002. Gross profit for the quarter ended September 27, 2003 was favorably impacted by physical inventory adjustments of approximately $.8 million. The physical inventory adjustments consisted of $.4 million of favorable quantity adjustments and $.4 million of favorable standard cost adjustments. Management continues to review and assess its costing policies and procedures in an effort to minimize physical inventory adjustments caused by its customized production capabilities. Additionally, the third quarter of 2003 was favorably impacted by increased revenues coupled with the benefits of ongoing cost reduction initiatives. Gross profit as a percentage of revenues for the nine months ended September 27, 2003 compares unfavorably to the prior year nine-month period primarily as a result of increased costs in the areas of commercial lines of insurance, workers' compensation and group health insurance.

Selling, general and administrative expenses as a percentage of revenues decreased to 9.6% for the quarter ended September 27, 2003 compared to 10.6% for the quarter ended September 28, 2002. Selling, general and administrative expenses as a percentage of revenues decreased to 9.7% for the nine months ended September 27, 2003 compared to 10.5% for the nine months ended September 28, 2002. The favorable comparison of three and nine month percentages for 2003 selling, general and administrative expenses versus the comparable periods for 2002 resulted primarily from the effect that improved revenues had on the fixed nature of certain expenses in this category. It is worth noting, however, that in the third quarter of 2003, the Company began investing in a more aggressive marketing campaign with the goal of further improving revenues and market share. Also, the Company continues to benefit from a reduction in amortization expense associated with capitalized operating software which became fully amortized during the fourth quarter of 2002.

Interest expense for the quarter ended September 27, 2003 decreased $36,062 to $164,683 from $200,745 for the quarter ended September 28, 2002. Interest expense for the nine months ended September 27, 2003 decreased $141,801 to $606,535 from $748,336 for the nine months ended September 28, 2002. The Company achieved the interest expense improvement via debt reduction and declining interest rates on variable rate debt.

The Company's effective income tax rate was 38.4% for the three months ended September 27, 2003 compared to 38.9% for the three months ended September 28, 2002. The effective income tax rate was 38.4% for the nine months ended September 27, 2003 compared to 38.8% for the nine months ended September 28, 2002. The effective tax rate fluctuates based upon state tax apportionment and state income tax rates.

Net income for the three months ended September 27, 2003 was $1.8 million compared to $.4 million for the three months ended September 28, 2002. Net income for the nine months ended September 27, 2003 was $3.5 million compared to $3.4 million for the nine months
Page 11 of 64
ended September 28, 2002. Basic and diluted earnings were $.15 per share for the quarter ended September 27, 2003 compared to basic and fully diluted earnings of $.04 per share for the quarter ended September 28, 2002. Basic and diluted earnings were $.29 per share for the nine months ended September 27, 2003 compared to basic and fully diluted earnings of $.28 per share for the nine months ended September 28, 2002. The improvement in net income and earnings per share for the 2003 third quarter resulted primarily from the items previously discussed including the improved gross profit, a reduction of selling, general and administrative expenses as a percent of revenues and decreased interest expense.

Liquidity and Capital Resources

Cash flows from operating activities were the major sources of funds for operations, capital expenditures and to service debt during the first nine months of 2003. The largest components of cash provided by operations were net income of $3.5 million, depreciation and amortization of $2.6 million, increases in trade accounts payable of $2.4 million and increases in other accrued liabilities of $1.5 million. The largest components of cash used by operations were increases in inventories of $6.2 million and increases in trade accounts receivable of $2.7 million.

The Company invested $1.7 million in property, plant and equipment during the first nine months of 2003 compared to $1.6 million during the first nine months of 2002.

The Company believes that the cash flows generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the next twelve months.

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
Page 12 of 64
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

Page 13 of 64
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

Exhibit 10.1 - Employment Contract between Herbert M. Gardner and
Supreme Industries, Inc.

Exhibit 10.2 - Employment Contract between William J. Barrett and
Supreme Industries, Inc.

Exhibit 10.3 - Employment Contract between Robert W. Wilson and
Supreme Corporation

Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section
302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section
302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Chief Executive Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of Chief Financial Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

	b)	Reports on Form 8-K:

A Report on Form 8-K dated July 31, 2003 was filed by the Company to report the issuance of a press release containing the Company's financial results for the quarter ended June 28, 2003.

Page 14 of 64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

BY: /s/ ROBERT W. WILSON
DATE: November 7, 2003				Robert W. Wilson
Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

(Signing on behalf of the Registrant and as Principal Financial Officer)

Page 15 of 64
Exhibit 10.1

Employment Contract

Supreme Industries, Inc.

(Herbert M. Gardner)

This Contract is entered into between Supreme Industries, Inc., a Delaware corporation (hereafter called "Company"), and Herbert M. Gardner (hereafter called "Executive").

Company is engaged (through a wholly-owned subsidiary, Supreme Corporation) in the business of manufacturing and selling specialized truck bodies. Company desires to obtain the services of Executive as one of its key executives, and Executive is willing and able to perform in that capacity.

Accordingly, in consideration of the mutual covenants herein contained, the parties to this Contract agree as follows:

1. Employment. Company hereby employs Executive, and Executive hereby accepts such employment from Company, pursuant to those provisions herein contained.

2. Term of Contract.

a. Beginning Date. The beginning date of this Contract will be May 1, 2003.

b. Evergreen Provision. Commencing on the first day after the date of this Contract, and on each day thereafter, the term of this Contract shall automatically be extended for one additional day so that a constant three (3) year term will always be in effect (unless Executive elects not to extend the term of this Contract by giving written notice to Company, in which case the term of this Contract will become fixed and will end on the third anniversary date of such written notice). In the event of the death or Disability (as hereafter defined) of Executive, the termination of this Contract by Company without Cause (as hereafter defined), or the termination of this Contract by Executive for Good Reason (as hereafter defined), the term of this Contract will become fixed and will end on the fifth anniversary date of such event.

c. Change in Control. Further, in the event of a "Change in Control of Company," the term of this Contract will be automatically extended so as to remain in effect until the fifth anniversary date of such Change in Control of Company. For purposes of this Contract, the term "Change in Control of Company" will mean a change in control of a nature that would be required to be reported in response to item 5(f) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control will be deemed to have occurred if: (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Company or any "person" who on the date hereof is a director or officer of Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of

Page 16 of 64
Company representing 25% or more of the combined voting power of Company's then outstanding securities, or (ii) during any period of two consecutive calendar years during the term of this Contract, individuals who at the beginning of such period constitute the Board of Directors of Company cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

d. Calendar Year. Company's financial reports are currently maintained on a calendar year basis. If, at any time in the future, Company switches to a fiscal year, then (during such period of time) all references in this Contract to "calendar year" shall be deemed to refer to such fiscal year.

  3. Duties of Executive. Executive is employed part-time as Chairman of the Board, President, and CEO of Company pursuant to the terms and conditions of this Contract. It is expressly agreed to and acknowledged by the parties that Executive's employment with Company hereunder shall not be on a full-time or exclusive basis. However, Executive agrees to provide services to Company on a reasonable basis consistent with past practice, and shall conduct himself at all times so as to advance the best interests of Company. It is contemplated that Executive will devote such time to fulfill his duties hereunder as he, in his sole discretion, deems necessary consistent with past practice. Executive shall conduct himself at all times so as to advance the best interests of Company, and Executive agrees to make his services available to Company as required by Company. Executive shall also serve as Chairman of the Board of Supreme Corporation, and all of the other subsidiaries and affiliates of Company whether now existing or hereafter formed, and whatever officer capacity of other subsidiaries and/or affiliates of Company as may be requested by the Board of Directors of Company or the Board of Directors of any such subsidiary and/or affiliate.

4. Compensation. During the term of this Contract (except as otherwise provided herein), the following shall apply:

    a. Base Salary. Company shall pay to Executive a minimum base salary of $108,000 per year payable in twenty-six (26) equal payments of $4,153.85 (or in accordance with such other sequence of payments as determined by Company's then existing payroll policies) from which federal withholding and social security taxes will be deducted. However, such payments shall be offset by all other fees actually received by Executive for serving as a member of the Board of Directors and any committee of Company and its subsidiaries; and

    b. Pre-Tax Bonus. In addition to the above, if the pre-tax earnings of Company for a calendar year exceed $2,000,000, Company shall pay to Executive within ninety (90) days after the end of such calendar year: (i) $36,000; plus (ii) six-tenths of one percent (0.6%) of the amount by which such pre-tax earnings of Company exceed $2,000,000. In making such determination, there shall be excluded all items of an extraordinary and non-recurring nature. For this purpose, Company's pre-tax earnings will be determined by Company's independent accountants (which determination shall be binding and conclusive).

Page 17 of 64
5. Fringe Benefits. During the term of this Contract (except as otherwise provided herein), Executive shall receive the following fringe benefits:

a. Business Expenses. Company shall pay or reimburse Executive for all expenses reasonably incurred by him in the performance of services hereunder including, without limitation, expenses for entertainment, traveling, meals, hotel accommodations, and similar items upon submission of vouchers or itemized lists of such expenses prepared in compliance with Company's policy;

b. Medical Benefits. Executive shall receive the same rights as have been given to Company's executives of like stature and status as to group hospitalization, accident, and major medical benefits for himself and the members of his family (except that Executive shall be under the same obligation to pay his pro-rata portion of such benefits as all other of Company's executives in the event he desires to receive such benefits);

c. Insurance. As reimbursement for insurance owned by Executive (and/or his wife), Company shall pay to Executive, each year, the lesser of $30,000 or the actual amount of premiums paid on insurance of any kind covering Executive or "last to die" insurance covering the lives of Executive and his wife (the "Reimbursement Amount").

In addition to the Reimbursement Amount, Company shall also pay to Executive, each year, such amount which, after taking into consideration the income tax effect of the "deemed income" to Executive (for the Reimbursement Amount and the federal and state tax offset payments) will offset such additional taxes (the "Gross-Up Amount"). In making the determination of the Gross-Up Amount, the following formula shall be used: Reimbursement Amount/(1 – (Executive's marginal tax bracket + .014 [Medicare] + Executive's marginal tax bracket for state income taxes, if any, + city taxes, if any) minus the Reimbursement Amount. For example, assuming that: (i) the annual premium is $30,000.00 (Reimbursement Amount = $30,000); (ii) Executive is in the 35% marginal tax bracket; (iii) the Reimbursement Amount is not subject to social security taxes; (iv) Executive is in the 10% state income tax bracket; and (v) the Reimbursement Amount is not subject to city taxes; the Gross-Up Amount would be: $25,970.15 ($30,000/(1 – (.35 + .014 + .1) minus $30,000;

d. Dental Benefits. Company shall pay or reimburse Executive for all family dental expenses up to a maximum of $5,000 per year;

e. Automobile. Company shall provide an automobile (of like kind to that currently leased) for Executive's use in connection with the services to be rendered by Executive to Company. Company shall pay or reimburse Executive for maintenance, repair, and other expenses of the automobile upon submission of vouchers or itemized lists of such expenses prepared in compliance with Company's policy. For so long as Company owns (or leases) the automobile, Company shall insure the automobile with the same automobile insurance company coverage that is provided for other executive officers of Company. Company agrees that Executive shall be designated as an additional insured

Page 18 of 64
on any Company-provided policy providing liability insurance coverage, and that such policy shall also provide coverage for such family members of Executive and other persons who may be authorized by Executive to drive the automobile. In the event the automobile is damaged or destroyed by reason of accident, theft, vandalism, or otherwise, Executive will not have any liability to Company for any such loss or damage (including out-of-pocket deductibles);

f. Other Benefits. No provision of this Contract will preclude Executive from participating in any fringe benefit plan now in effect or hereafter adopted by Company; and

g. Attorneys' Fees. Company shall reimburse Executive for reasonable attorneys' fees and expenses incurred in the negotiation and review of this Contract and any issues arising hereunder.

6. Key-Man Insurance. Company may, at any time during the term of this Contract, apply for and procure as owner, and for its sole benefit, life insurance on Executive's life in such amounts and in such forms as Company may select. Executive hereby acknowledges the fact that he will have no interest whatsoever in any such insurance policy. However, Executive agrees that he shall, at Company's request, submit to such medical examinations, supply such information, and execute such documents as may be reasonably requested by the insuring companies.

7. Termination of Employment. Executive's obligations to perform the duties and services specified in paragraph 3 hereof will be terminated as follows (entitling Executive to receive the payments and benefits provided for in paragraph "9." to follow):

a. Upon the Death of Executive. Within thirty (30) days after the death of Executive, any sums then owing to Executive pursuant to paragraph "4.a." of this Contract shall be paid to the estate or assigns of Executive.

b. Upon the Disability of Executive. For purposes of this Contract, the term "Disability" will mean: (1) if Executive is covered by a disability insurance policy – as defined in such policy; or (2) if Executive is not covered by a disability insurance policy – the inability of Executive to substantially perform the services required by this Contract for a period of ninety (90) consecutive days by reason of mental or physical illness or injury. In the event Executive is not covered by a disability insurance policy, then a physician selected by Company and reasonably acceptable to Executive or Executive's legal representative, shall make a final determination as to whether Executive is unable to perform the services required by this Contract for such ninety (90) day period.

c. Upon Election by Company (but only for "Cause"). For purposes of this Contract, the term "Cause" will mean (only) the willful engagement by Executive in gross misconduct materially injurious to Company which shall have been determined by the final award of the arbitrator. For purposes of this definition, any act or failure to act on Executive's part shall not be considered willful unless done or omitted to be done by him in bad faith and without reasonable belief that his action or omission was in the best

Page 19 of 64
interest of Company. In the event that Company elects to terminate this Contract for Cause: (1) there shall be no change in the obligation of Company to pay compensation to Executive under this Contract prior to a final determination of "Cause;" and (2) Company shall pay all of the expenses of Executive in defending against the allegation of "Cause" but, in the event there is a final determination that Company was justified in electing to terminate Executive for Cause, Executive shall, within thirty (30) days thereafter, reimburse Company for all such expenses paid on Executive's behalf by Company.

d. Upon Election by Executive for Good Reason. For purposes of this Contract, the term "Good Reason" will mean: (1) a Change in Control of Company (as that term is defined in paragraph "2.c." above); (2) any assignment to Executive by Company of any significant undesirable or demeaning duties (other than those duties contemplated by paragraph "3." hereof); (3) any failure of Company to comply with paragraph "4." hereof; or (4) failure of Company to obtain from any successor of Company (as specifically provided in paragraph 15 hereof) an agreement to assume all of Company's liabilities and obligations created by or arising from this Contract.

8. Notice of Termination. Any termination of Executive's obligations to perform the duties and services designated in paragraph "3." hereof by Company, or by Executive pursuant to the provisions of paragraph "7." hereof, shall be communicated by written notice to the other party which shall indicate the specific termination provision in this Contract relied upon by the terminating party and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for such termination.

9. Termination Payments. If: (a) Executive dies; (b) Executive suffers a Disability; (c) Company terminates Executive without Cause; or (d) Executive terminates this Contract for Good Reason, then the following shall apply:

a. During the remainder of the term of this Contract, Company shall continue to pay Executive (or, in the event of Executive's death, to Executive's wife or his estate, whichever is applicable) his base salary under paragraph "4.a." above on a periodic basis at the same rate as payable immediately prior to the date of termination;

b. During the remainder of the term of this Contract, Company shall continue to pay Executive (or, in the event of Executive's death, to Executive's wife or his estate, whichever is applicable) his Pre-Tax Bonus under paragraph "4.b." However, in the event that the term of this Contract ends on a date other than December 31, then, for the calendar year during which the term of this Contract terminates, Company shall pay to Executive or his estate his "Proportionate Share" of such Pre-Tax Bonus. For this purpose, his "Proportionate Share" will be a fraction the numerator of which is the number of days in such calendar year ending with the end of the term of this Contract and the denominator of which is the total number of days in such calendar year. The final payment of such Proportionate Share shall be paid to Executive (or, in the event of death, to Executive's spouse or his estate, whichever is applicable) no later than twenty (20) days after receipt of Company's audit. Notwithstanding the foregoing, in the event

Page 20 of 64
payments are being made to Executive on account of a Change in Control based upon a hostile takeover of Company, the Pre-Tax Bonus under paragraph "4.b." shall be determined based upon the highest the pre-tax earnings of Company in the three calendar years immediately preceding for the calendar year immediately preceding the calendar year in which termination occurs;

c. During the remainder of the term of this Contract, Company shall keep in full force and effect all of those fringe benefits referred to above in paragraph "5.b." ("Medical Benefits"), "5.c." ("Insurance"), "5.d." ("Dental Benefits"), and "5.e." ("Automobile"). With regard to Key-man insurance policies of any kind on the life of Executive under paragraph "6." of this Contract, Executive may,; at any time during the remainder of the term of this Contract, elect (by written notice given to Company) to have Company transfer to Executive(or his wife) whatever ownership rights Company may have in any such policy or policies for a consideration of Ten Dollars ($10) plus any cash value that may exist under such policies. If, at the time of Executive's cessation of his performance of his duties as provided under paragraph "3." above (other than termination by Company for Cause), Company was providing an automobile to Executive under paragraph "5.e." above, Executive (or his wife) may, at any time during the remainder of the term of this Contract, elect (by written notice given to Company), for a consideration of Ten Dollars ($10) cash paid to Company, to have the following apply: (i) if Company owned the automobile, Company shall transfer the title (free and clear of any liens or other encumbrances) to Executive (or his wife) along with any insurance coverage (if assignable); and (ii) if Company was leasing such automobile, Company shall assign to Executive (or his wife) all of its right, title, and interest in and to such lease (and, upon termination of such lease, purchase the leased auto pursuant to the lease agreement and convey ownership thereof free and clear of all security interests, liens, or other encumbrances to Executive or his spouse or estate);

d. Upon failure to make any payment as above provided, which failure continues uncorrected for ten (10) days after receipt of written demand by Executive (or Executive's legal representative), Executive (or Executive's legal representative) may by notice in writing declare all future payments under this Contract to be immediately due and payable, and such amounts shall bear interest from the date of receipt of such written declaration at the maximum legal rate then in effect until such amount is paid in full; and

e. Executive shall not be required to mitigate the amount of any payment provided for in this paragraph "9" by seeking other employment or otherwise, nor shall the amount of any payment provided for in this paragraph be reduced by any compensation earned by Executive as the result of self-employment or employment by another employer.

f. Upon the election of Executive or Executive's legal representative, the deferred payments to be made to Executive or Executive's estate under this paragraph "9." shall be made in one (1) lump sum by discounting all deferred payments by the minimum discount factor permitted by the applicable midterm federal rate provided for in Section

Page 21 of 64
1274 of the Internal Revenue Code of 1986, as amended, (or its successor provision, the "Code") then in effect for such purpose and, if no such provision is in effect at the time of such election, the discount factor shall be the lesser of: (i) the last effective minimum discount factor permitted by the applicable midterm federal rate provided for in Section 1274 of the Code; or (ii) seven percent (7%). The amount of deferred payments payable as one (1) lump sum to Executive or Executive's estate shall be determined by multiplying the total amount of the highest compensation and benefits paidyable to Executive under both paragraphs "4." and "5." above for any of the three calendar years during the calendar year immediately preceding the calendar year in which termination occurs by five (5).

g. Notwithstanding any other provision of this paragraph "9.," in the event payment under this paragraph "9." is made to Executive based upon Executive's termination of employment upon a Change in Control, to the extent payments under this paragraph "9." would constitute a "parachute payment" as that term is defined under Section 280G of Code, Executive, in his sole discretion, shall have the right, but not the obligation, to direct Company to modify, reduce, or postpone the payments made to Executive under this paragraph "9." so that no part thereof shall be deemed to be an "excess parachute payment" for the purposes of Section 280G of the Code (or any successor statute).

10. Disclosure of Confidential Information; Covenant Not To Compete. Company and its affiliates possess secret and confidential equipment, techniques, processes, procedures, technical data and information, and customer lists used or intended for utilization in its operations of which Executive has obtained or may obtain knowledge, and Company and its affiliates would suffer serious harm if this confidential information were disclosed or if Executive used this information to compete against Company or its affiliates. Further, Executive in the performance of services hereunder may develop or conceive new and additional inventions and improvements with respect to such matters. Accordingly, Executive hereby agrees that simultaneously with the execution of this Contract he shall execute and deliver to Company and thereafter abide by the terms of a "Confidentiality Agreement and Covenant Not to Compete" and "Disclosure and Invention Agreement," copies of which are attached hereto respectively as Exhibits "A" and "B" and incorporated herein by reference.

11. Remedies. Executive agrees that in the event of his breach of his covenants and agreements contained or referenced in this Contract, the sole remedy of Company shall be to obtain injunctive or similar relief from an arbitrator or a court of competent jurisdiction in aid of arbitration.

12. Notices. All notices allowed or required to be given hereunder must be in writing and dispatched by United States certified mail, return receipt requested, to the address of the party entitled to such notice shown at the end of this Contract. Either party hereto may

Page 22 of 64
change the address to which any such notice is to be addressed by giving notice in writing to the other party of such change. Any time limitation provided for in this Contract shall commence with the date that the party actually receives such written notice, and the date or postmark of any return receipt indicating the date of delivery of such notice to the addressee shall be conclusive evidence of such receipt.

13. Assignment. Neither Executive nor anyone claiming under him may commute, encumber, or dispose of the right to receive benefits hereunder. Such right to receive benefits hereunder is expressly declared to be non-assignable and non-transferable by Executive, and in the event of any attempted assignment or transfer, Company shall have no further liability hereunder; provided, however, the foregoing shall not apply to assignments by operation of law, such as to a guardian, or to an executor of Executive's estate or pursuant to the agent's attorney-in-fact under a valid power of attorney.

14. Waiver. The waiver by Company of Executive's breach of any provision hereof shall not operate or be construed as a waiver of any subsequent breach by Executive.

15. Binding Effect. This Contract will be binding upon the parties hereto and their heirs, successors, executors, administrators, personal representatives, and assigns. Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of Company, by agreement in form and substance satisfactory to Executive, to expressly assume all of the obligations and liabilities of Company set forth in this Contract. Failure of any to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Contract and shall entitle Executive to compensation from Company in the same amount and on the same terms as he would be entitled to hereunder if he terminated his employment for Good Reason. As used in this Contract, the term "Company" will mean Supreme Industries, Inc, its subsidiaries and affiliates, and any successor or successors thereto of its or their business and/or assets as provided in this paragraph "15." or which otherwise becomes bound by all the terms and provisions of this Contract by operation of law.

16. Indemnification. Company shall indemnify, defend, and hold harmless Executive from any damages, losses, costs, or expenses, including reasonable attorneys' fees and expenses, incurred or suffered by Executive as an officer or director of Company to the fullest extent that Company is permitted by law. This indemnification shall be in addition to that indemnification protection already provided to Executive under one certain Indemnification Agreement dated October 15, 1997. Without the prior written consent of Executive in each instance (which Executive agrees not to unreasonably withhold), Company shall not, during the term hereof and for a period of five years thereafter, further modify provisions of its Articles of Incorporation or Bylaws which deal with the indemnification of officers and directors or the purchase and maintenance of directors and officers liability insurance. Company agrees to advance all expenses, including but not limited to, reasonable attorneys' fees, as and when such expenses are incurred by Executive. In addition, Company agrees to continue to maintain at its sole cost and expense for so long as Executive is an officer or director of Company and for a period of five years thereafter, Directors and Officers liability insurance in amount and with coverage not less than currently provided as of the date of this Contract.

Page 23 of 64
17. Survival of Provisions. All provisions of this Contract, including all representations, warranties, covenants, and agreements contained or referenced herein, will survive the execution and delivery hereof and any investigation of the parties with respect thereto. The provisions of paragraphs "10." and "11.", and Exhibits "A" and "B," will survive the termination or amendment of this Contract.

18. Validity. If any provision of this Contract is held by a court of law to be illegal or unenforceable, the remaining provisions of the Contract will remain in full force and effect. In lieu of such illegal or unenforceable provision, there shall be added automatically as a part of this Contract a provision as similar in terms to such illegal or unenforceable provision as may be possible and be legal and enforceable.

19. Amendments. This Contract may be amended at any time and from time to time in whole or in part by an instrument in writing setting forth the particulars of such amendment and duly executed by Company and Executive.

20. Duplicate Originals. This Contract has been executed in duplicate originals, each of which for all purposes is to be deemed an original, and all of which constitute, collectively, one agreement; but in making proof of this Contract, it will not be necessary to produce or account for more than one such duplicate.

21. Captions. The captions or section headings of this Contract are provided for convenience and shall not limit or affect the interpretation of this Contract.

22. Arbitration. Any dispute or controversy arising under or in connection with this Contract, or the breach thereof, shall be settled exclusively by arbitration before a single arbitrator administered by the American Arbitration Association in New York, New York, in accordance with its rules applicable to employment disputes then in effect as supplemented by its large, complex case procedures. If Executive is the prevailing party, the arbitrator shall add to the award the reasonable attorneys' fees and expenses incurred by Executive.

23. Governing Law. This Contract has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of Delaware, without reference to its laws governing conflicts of law.

24. Complete Understanding. This Contract constitutes the complete understanding between the parties hereto, except as otherwise expressly provided or referenced herein, with respect to the employment of Executive. This Contract supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.

Page 24 of 64
Signed to be effective May 1, 2003.

COMPANY: EXECUTIVE:

SUPREME INDUSTRIES, INC.

	By: /s/Robert W. Wilson				/s/Herbert M. Gardner
	Robert W. Wilson				Herbert M. Gardner
	Executive Vice President				4 Darley Road
	P. O. Box 237				Great Neck, NY 11021
2581 E. Kercher Road
Goshen, IN 46527-0237

Exhibit "A"
to
Employment Contract

Confidentiality Agreement and
Covenant Not To Compete

Herbert M. Gardner (hereafter called "Executive") has entered into an Employment Contract with Supreme Industries, Inc., a Delaware corporation (hereafter called "Company"), which is in the business (through a wholly-owned subsidiary, Supreme Corporation) of manufacturing and selling specialized truck bodies. Whenever used herein the word "Company" shall be deemed to include Supreme Corporation and the other affiliates of Supreme Industries, Inc.

By signing this Agreement, Executive acknowledges his understanding of the following:

A. All companies have information, generally not known outside the company, called "confidential information." All companies must conduct their businesses through their executives, and consequently many executives must have access to confidential information. At times Executive himself may generate confidential information as a part of his job;

B. The phrase "confidential information" as used in this Agreement includes information known as, referred to, or considered to be, trade secrets, and comprises, without limitation, any technical, economic, financial marketing, computer program, computer software, computer data (regardless of the medium on which they are stored), computer source and object programs or codes, job operating control language procedures, data entry utility programs, sorts, and miscellaneous utilities, disk record layouts, flow charts, data entry input forms, operations and installation instructions, report samples, data files, printouts, or other information about Company or its business which is not common knowledge among competitors or other companies who might like to possess such confidential information or might find it useful. Some examples of confidential information include customer lists, price lists, items in research or development, methods of manufacture, scientific studies or

Page 25 of 64
analyses, details of training methods, new products or new uses for old products, merchandising and selling techniques, contracts and licenses, purchasing, accounting, long-range planning, financial plans and results, computer programs and operating manuals, computer source codes, and any other information affecting or relating to the business of Company, its manner of operation, its plans or processes. This list is merely illustrative and the confidential information covered by this Agreement is not limited to such illustrations; and

C. Company's confidential information, including information referred to as, known as, or considered to be, trade secrets, represents the most important, valuable, and unique aspect of Company's business, and it would be seriously damaged if Executive breached the position of confidential trust in which Company has placed him by disclosing such confidential information to others or by departing and taking with him the aforesaid unique information compiled over a period of time for the purpose of himself competing against Company or disclosing such information to Company's competitors, now existing or hereafter formed.

Accordingly, in consideration of ONE DOLLAR paid to Executive by Company, the receipt and sufficiency of which are hereby acknowledged, and Company's agreement to employ him, Executive agrees as follows (which will constitute an agreement ancillary to Executive's Employment Contract with Company):

1. Confidential information, including information referred to as, known as, or considered to be, trade secrets, is proprietary to Company. Executive agrees to hold such information in strictest confidence, and not to make use thereof except in performance of duties under the Employment Contract. Whether during or after his employment with Company, Executive may not disclose to others (excepting Company officers or executives having a need to know who have also signed a written agreement expressly binding themselves not to use or disclose it) any confidential information originated, known to, or acquired by Executive while employed by Company. Executive further agrees during such period not to remove from the premises any of Company's records or other written or tangible materials, including without limitation computer programs and floppy disks (whether prepared by Executive or others) containing any confidential information, except as required for Executive to properly perform his duties as an Executive of Company. Exceptions to these restrictions may be made only by means of Company's permission given in writing signed by the Chairman of the Board of Directors of Company pursuant to an affirmative approval by a majority of Supreme Industries, Inc.'s Board of Directors granting permission to disclose.

2. During a period of three (3) years following the cessation of Executive's employment with Company, Executive covenants that Executive, either individually or in any capacity, including without limitation, as an agent, consultant, officer, shareholder, or Executive of any business enterprises or person with which he may become associated or in which Executive may have a direct or indirect interest, shall not, directly or indirectly for himself or on behalf of any other person or business entity, engage in any business venture or other undertaking which is directly or indirectly competitive with the business or operations of Company (and/or any of its

Page 26 of 64
subsidiaries) as generally conducted at, or prior to, the cessation of Executive's employment with Company. Without limiting the generality of the foregoing, Executive shall not (i) so compete with Company or its subsidiaries, (ii) be employed by, (iii) be an affiliate (as defined by Securities and Exchange Commission Rule 405 under the Securities Act of 1933), (iv) perform any services for, or (v) have an equity or ownership interest in, any person, firm, partnership, joint venture, or corporation that so competes, directly or indirectly, with Company or any of its subsidiaries. Further, Executive will not solicit for employment or advise or recommend to any other person that such person employ, or solicit for employment, any executive of Company or any of its subsidiaries who was an executive at, or prior to, the cessation of Executive's employment with Company. The foregoing covenant not to compete shall be limited to a territory consisting of those states in which Company had manufacturing facilities as of the time of cessation of Executive's employment with Company. If for any reason any court of competent jurisdiction finds these covenants to be unreasonable in duration or geographic scope, the prohibitions herein contained shall be restricted to such time and geographic areas as such court determines to be reasonable and enforceable. However, the restrictions stated above will not apply if Company liquidates or if Executive becomes employed by a company (or its affiliate) which acquires (in a voluntary transaction) the stock or business assets of Company, or if Executive is terminated without Cause or terminates for Good Reason.

3. Executive understands and agrees that his violation of any of the provisions of this Agreement will constitute irreparable injury to Company immediately authorizing it to enjoin Executive or the business enterprise with which he may have become associated from further violations, in addition to all other rights and remedies which Company may have under law and equity, including recovery of damages from Executive and a right of offset.

4. Each party shall be entitled to receive from the other party reimbursement of attorney's fees and related legal costs to the extent incurred in connection with the successful enforcement or defense, as the case may be, of the terms and conditions hereof.

5. The waiver by Company of Executive's breach of any provision hereof shall not operate or be construed as a waiver of any subsequent breach by Executive. This Agreement shall be binding upon the parties hereto and their heirs, successors, executors, administrators, personal representatives, and assigns. Executive may not assign to any person his covenants, obligations and duties hereunder. All provisions of this Agreement shall survive the termination or amendment of Executive's Employment Contract.

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

7. This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of New York, without reference to its laws governing conflicts of law. Any dispute or

Page 27 of 64
controversy arising under or in connection with this Agreement, or the breach thereof, shall be settled in accordance with the arbitration provision in the Employment Contract.

Signed to be effective May 1, 2003.

/s/ Herbert M. Gardner
Herbert M. Gardner
4 Darley Road
Great Neck, NY 11021

ACCEPTED:

SUPREME INDUSTRIES, INC.

By: /s/ Robert W. Wilson
Robert W. Wilson
Executive Vice President
P. O. Box 237
2581 E. Kercher Road
Goshen, IN 46527-0237

Exhibit "B"
to
Employment Contract

Disclosure and Invention Agreement

Herbert M. Gardner (hereafter called "Executive") has entered into an Employment Contract with Supreme Industries, Inc., a Delaware corporation (hereafter called "Company"), which is in the business (through a wholly-owned subsidiary, Supreme Corporation) of manufacturing and selling specialized truck bodies. Whenever used herein the word "Company" shall be deemed to include Supreme Corporation and the other affiliates of Supreme Industries, Inc.

In consideration of TEN DOLLARS ($10.00) paid to Executive by Company, the receipt and sufficiency of which are hereby acknowledged, and Company's agreement to employ him pursuant to an Employment Contract (to which this Exhibit "B" is attached) between Company and Executive the provisions of which are herein fully incorporated by reference for all purposes, Executive agrees as follows:

1. Executive shall communicate to Company promptly and fully all ideas and the expressions thereof, conceptions, improvements, discoveries, methods, techniques,

Page 28 of 64
processes, adaptations, creations, and inventions (whether patentable or copyrightable or not) conceived or made by Executive (whether solely by Executive or jointly with others) ("Ideas") from the time of entering Company's employment until one year after Executive's employment is terminated for any reason, or Executive resigns or retires for any reason, (a) which involve or pertain to, directly or indirectly, the business, assets, activities, computers or computer programs, or investigations of Company as existed at or prior to the cessation of Executive's employment by Company, or (b) which result from or are suggested by any work which Executive or other executives or independent contractors perform for or on behalf of Company, in whole or in part, as existed at or prior to the cessation of Executive's employment by Company.

2. Executive shall assist Company during and subsequent to Executive's employment in every proper way (solely at Company's expense) to obtain patents and/or copyrights for its own benefit in any or all countries of the world, and to sign all proper papers, patent applications, assignments, and other documents necessary for this purpose, it being understood that such Ideas will remain the sole and exclusive property of Company, and shall not be disclosed to any person, nor used by Executive, except as expressly permitted herein.

3. Written records of Executive's Ideas in the form of notebook records, sketches, drawings or reports, will remain the property of and be available to Company at all times.

4. Executive represents that Executive has no agreements with or obligations to others in conflict with the foregoing.

5. Executive understands that this Agreement may not be modified or released except in writing signed by all members of Company's Board of Directors.

6. Executive understands and agrees that his violation of any of the provisions of this Agreement will constitute irreparable injury to Company immediately authorizing it to enjoin Executive or the business enterprise with which he may have become associated from further violations, in addition to all other rights and remedies which Company may have at law and equity, including recovery of damages from Executive and a right of offset. Each party shall be entitled to recover from the other party reimbursement of attorney's fees and related legal costs to the extent incurred in connection with the successful enforcement or defense, as the case may be, of the terms of conditions hereof.

7. This Agreement shall be binding upon the parties hereto and their respective heirs, successors, executors, administrators, personal representatives, and assigns. Executive may not assign his covenants, duties, or obligations hereunder to any other person. The waiver by Company of Executive's breach of any provision hereof shall not operate or be construed as a waiver of any subsequent breach by Executive.

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

Page 29 of 64
9. This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of New York, without reference to its laws governing conflicts of law. Any dispute or controversy arising under or in connection with this Agreement, or the breach thereof, shall be settled in accordance with the arbitration provision in the Employment Contract.

Signed to be effective May 1, 2003.

/s/ Herbert M. Gardner
Herbert M. Gardner
4 Darley Road
Great Neck, NY 11021

ACCEPTED:

SUPREME INDUSTRIES, INC.

By: /s/ Robert W. Wilson
Robert W. Wilson
Executive Vice President
P. O. Box 237
2581 E. Kercher Road
Goshen, IN 46527-0237

Page 30 of 64
Exhibit 10.2

Employment Contract

Supreme Industries, Inc.

(William J. Barrett)

This Contract is entered into between Supreme Industries, Inc., a Delaware corporation (hereafter called "Company"), and William J. Barrett (hereafter called "Executive").

Company is engaged (through a wholly-owned subsidiary, Supreme Corporation) in the business of manufacturing and selling specialized truck bodies. Company desires to obtain the services of Executive as one of its key executives, and Executive is willing and able to perform in that capacity.

Accordingly, in consideration of the mutual covenants herein contained, the parties to this Contract agree as follows:

1. Employment. Company hereby employs Executive, and Executive hereby accepts such employment from Company, pursuant to those provisions herein contained.

2. Term of Contract.

a. Beginning Date. The beginning date of this Contract will be May 1, 2003.

b. Evergreen Provision. Commencing on the first day after the date of this Contract, and on each day thereafter, the term of this Contract shall automatically be extended for one additional day so that a constant three (3) year term will always be in effect (unless Executive elects not to extend the term of this Contract by giving written notice to Company, in which case the term of this Contract will become fixed and will end on the third anniversary date of such written notice). In the event of the death or Disability (as hereafter defined) of Executive, the termination of this Contract by Company without Cause (as hereafter defined), or the termination of this Contract by Executive for Good Reason (as hereafter defined), the term of this Contract will become fixed and will end on the fifth anniversary date of such event.

C. Change in Control. Further, in the event of a "Change in Control of Company," the term of this Contract will be automatically extended so as to remain in effect until the fifth anniversary date of such Change in Control of Company. For purposes of this Contract, the term "Change in Control of Company" will mean a change in control of a nature that would be required to be reported in response to item 5(f) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control will be deemed to have occurred if: (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Company or any "person" who on the date

Page 31 of 64
hereof is a director or officer of Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Company representing 25% or more of the combined voting power of Company's then outstanding securities, or (ii) during any period of two consecutive calendar years during the term of this Contract, individuals who at the beginning of such period constitute the Board of Directors of Company cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

d. Calendar Year. Company's financial reports are currently maintained on a calendar year basis. If, at any time in the future, Company switches to a fiscal year, then (during such period of time) all references in this Contract to "calendar year" shall be deemed to refer to such fiscal year.

3. Duties of Executive. Executive is employed part-time as Executive Vice President (Long Range and Strategic Planning) and Secretary of Company pursuant to the terms and conditions of this Contract. It is expressly agreed to and acknowledged by the parties that Executive's employment with Company hereunder shall not be on a full-time or exclusive basis. However, Executive agrees to provide services to Company on a reasonable basis consistent with past practice, and shall conduct himself at all times so as to advance the best interests of Company. It is contemplated that Executive will devote such time to fulfill his duties hereunder as he, in his sole discretion, deems necessary consistent with past practice. Executive shall conduct himself at all times so as to advance the best interests of Company, and Executive agrees to make his services available to Company as required by Company. Executive shall also serve as Secretary of Supreme Corporation, and all of the other subsidiaries and affiliates of Company whether now existing or hereafter formed, and whatever officer capacity of other subsidiaries and/or affiliates of Company as may be requested by the Board of Directors of Company or the Board of Directors of any such subsidiary and/or affiliate.

4. Compensation. During the term of this Contract (except as otherwise provided herein), the following shall apply:

a. Base Salary. Company shall pay to Executive a minimum base salary of $108,000 per year payable in twenty-six (26) equal payments of $4,153.85 (or in accordance with such other sequence of payments as determined by Company's then existing payroll policies) from which federal withholding and social security taxes will be deducted. However, such payments shall be offset by all other fees actually received by Executive for serving as a member of the Board of Directors and any committee of Company and its subsidiaries; and

b. Pre-Tax Bonus. In addition to the above, if the pre-tax earnings of Company for a calendar year exceed $2,000,000, Company shall pay to Executive within ninety (90) days after the end of such calendar year: (i) $36,000; plus (ii) six-tenths of one percent (0.6%) of the amount by which such pre-tax earnings of Company exceed $2,000,000. In making such determination, there shall be excluded all items of an extraordinary and

Page 32 of 64
non-recurring nature. For this purpose, Company's pre-tax earnings will be determined by Company's independent accountants (which determination shall be binding and conclusive).

5. Fringe Benefits. During the term of this Contract (except as otherwise provided herein), Executive shall receive the following fringe benefits:

a. Business Expenses. Company shall pay or reimburse Executive for all expenses reasonably incurred by him in the performance of services hereunder including, without limitation, expenses for entertainment, traveling, meals, hotel accommodations, and similar items upon submission of vouchers or itemized lists of such expenses prepared in compliance with Company's policy;

b. Medical Benefits. Executive shall receive the same rights as have been given to Company's executives of like stature and status as to group hospitalization, accident, and major medical benefits for himself and the members of his family (except that Executive shall be under the same obligation to pay his pro-rata portion of such benefits as all other of Company's executives in the event he desires to receive such benefits);

c. Insurance. As reimbursement for insurance owned by Executive (and/or his wife), Company shall pay to Executive, each year, the lesser of $30,000 or the actual amount of premiums paid on insurance of any kind covering Executive or "last to die" insurance covering the lives of Executive and his wife (the "Reimbursement Amount").

In addition to the Reimbursement Amount, Company shall also pay to Executive, each year, such amount which, after taking into consideration the income tax effect of the "deemed income" to Executive (for the Reimbursement Amount and the federal and state tax offset payments) will offset such additional taxes (the "Gross-Up Amount"). In making the determination of the Gross-Up Amount, the following formula shall be used: Reimbursement Amount/(1 – (Executive's marginal tax bracket + .014 [Medicare] + Executive's marginal tax bracket for state income taxes, if any, + city taxes, if any) minus the Reimbursement Amount. For example, assuming that: (i) the annual premium is $30,000.00 (Reimbursement Amount = $30,000); (ii) Executive is in the 35% marginal tax bracket; (iii) the Reimbursement Amount is not subject to social security taxes; (iv) Executive is in the 10% state income tax bracket; and (v) the Reimbursement Amount is not subject to city taxes; the Gross-Up Amount would be: $25,970.15 ($30,000/(1 – (.35 + .014 + .1) minus $30,000;

d. Dental Benefits. Company shall pay or reimburse Executive for all family dental expenses up to a maximum of $5,000 per year;

e. Automobile. Company shall provide an automobile (of like kind to that currently leased) for Executive's use in connection with the services to be rendered by Executive to Company. Company shall pay or reimburse Executive for maintenance, repair, and other expenses of the automobile upon submission of vouchers or itemized lists of such expenses prepared in compliance with Company's policy. For so long as Company owns (or leases) the automobile, Company shall insure the automobile with the same

Page 33 of 64
automobile insurance company coverage that is provided for other executive officers of Company. Company agrees that Executive shall be designated as an additional insured on any Company-provided policy providing liability insurance coverage, and that such policy shall also provide coverage for such family members of Executive and other persons who may be authorized by Executive to drive the automobile. In the event the automobile is damaged or destroyed by reason of accident, theft, vandalism, or otherwise, Executive will not have any liability to Company for any such loss or damage (including out-of-pocket deductibles);

f. Other Benefits. No provision of this Contract will preclude Executive from participating in any fringe benefit plan now in effect or hereafter adopted by Company; and

g. Attorneys' Fees. Company shall reimburse Executive for reasonable attorneys' fees and expenses incurred in the negotiation and review of this Contract and any issues arising hereunder.

6. Key-Man Insurance. Company may, at any time during the term of this Contract, apply for and procure as owner, and for its sole benefit, life insurance on Executive's life in such amounts and in such forms as Company may select. Executive hereby acknowledges the fact that he will have no interest whatsoever in any such insurance policy. However, Executive agrees that he shall, at Company's request, submit to such medical examinations, supply such information, and execute such documents as may be reasonably requested by the insuring companies.

7. Termination of Employment. Executive's obligations to perform the duties and services specified in paragraph 3 hereof will be terminated as follows (entitling Executive to receive the payments and benefits provided for in paragraph "9." to follow):

a. Upon the Death of Executive. Within thirty (30) days after the death of Executive, any sums then owing to Executive pursuant to paragraph "4.a." of this Contract shall be paid to the estate or assigns of Executive.

b. Upon the Disability of Executive. For purposes of this Contract, the term "Disability" will mean: (1) if Executive is covered by a disability insurance policy – as defined in such policy; or (2) if Executive is not covered by a disability insurance policy – the inability of Executive to substantially perform the services required by this Contract for a period of ninety (90) consecutive days by reason of mental or physical illness or injury. In the event Executive is not covered by a disability insurance policy, then a physician selected by Company and reasonably acceptable to Executive or Executive's legal representative, shall make a final determination as to whether Executive is unable to perform the services required by this Contract for such ninety (90) day period.

c. Upon Election by Company (but only for "Cause"). For purposes of this Contract, the term "Cause" will mean (only) the willful engagement by Executive in gross misconduct materially injurious to Company which shall have been determined by the final award of the arbitrator. For purposes of this definition, any act or failure to act

Page 34 of 64
on Executive's part shall not be considered willful unless done or omitted to be done by him in bad faith and without reasonable belief that his action or omission was in the best interest of Company. In the event that Company elects to terminate this Contract for Cause: (1) there shall be no change in the obligation of Company to pay compensation to Executive under this Contract prior to a final determination of "Cause;" and (2) Company shall pay all of the expenses of Executive in defending against the allegation of "Cause" but, in the event there is a final determination that Company was justified in electing to terminate Executive for Cause, Executive shall, within thirty (30) days thereafter, reimburse Company for all such expenses paid on Executive's behalf by Company.

d. Upon Election by Executive for Good Reason. For purposes of this Contract, the term "Good Reason" will mean: (1) a Change in Control of Company (as that term is defined in paragraph "2.c." above); (2) any assignment to Executive by Company of any significant undesirable or demeaning duties (other than those duties contemplated by paragraph "3." hereof); (3) any failure of Company to comply with paragraph "4." hereof; or (4) failure of Company to obtain from any successor of Company (as specifically provided in paragraph 15 hereof) an agreement to assume all of Company's liabilities and obligations created by or arising from this Contract.

8. Notice of Termination. Any termination of Executive's obligations to perform the duties and services designated in paragraph "3." hereof by Company, or by Executive pursuant to the provisions of paragraph "7." hereof, shall be communicated by written notice to the other party which shall indicate the specific termination provision in this Contract relied upon by the terminating party and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for such termination.

9. Termination Payments. If: (a) Executive dies; (b) Executive suffers a Disability; (c) Company terminates Executive without Cause; or (d) Executive terminates this Contract for Good Reason, then the following shall apply:

a. During the remainder of the term of this Contract, Company shall continue to pay Executive (or, in the event of Executive's death, to Executive's wife or his estate, whichever is applicable) his base salary under paragraph "4.a." above on a periodic basis at the same rate as payable immediately prior to the date of termination;

b. During the remainder of the term of this Contract, Company shall continue to pay Executive (or, in the event of Executive's death, to Executive's wife or his estate, whichever is applicable) his Pre-Tax Bonus under paragraph "4.b." However, in the event that the term of this Contract ends on a date other than December 31, then, for the calendar year during which the term of this Contract terminates, Company shall pay to Executive or his estate his "Proportionate Share" of such Pre-Tax Bonus. For this purpose, his "Proportionate Share" will be a fraction the numerator of which is the number of days in such calendar year ending with the end of the term of this Contract and the denominator of which is the total number of days in such calendar year. The final payment of such Proportionate Share shall be paid to Executive (or, in the event of death, to Executive's spouse or his estate, whichever is applicable) no later than twenty

Page 35 of 64
(20) days after receipt of Company's audit. Notwithstanding the foregoing, in the event payments are being made to Executive on account of a Change in Control based upon a hostile takeover of Company, the Pre-Tax Bonus under paragraph "4.b." shall be determined based upon the highest the pre-tax earnings of Company in the three calendar years immediately preceding for the calendar year immediately preceding the calendar year in which termination occurs;

c. During the remainder of the term of this Contract, Company shall keep in full force and effect all of those fringe benefits referred to above in paragraph "5.b." ("Medical Benefits"), "5.c." ("Insurance"), "5.d." ("Dental Benefits"), and "5.e." ("Automobile"). With regard to Key-man insurance policies of any kind on the life of Executive under paragraph "6." of this Contract, Executive may,; at any time during the remainder of the term of this Contract, elect (by written notice given to Company) to have Company transfer to Executive(or his wife) whatever ownership rights Company may have in any such policy or policies for a consideration of Ten Dollars ($10) plus any cash value that may exist under such policies. If, at the time of Executive's cessation of his performance of his duties as provided under paragraph "3." above (other than termination by Company for Cause), Company was providing an automobile to Executive under paragraph "5.e." above, Executive (or his wife) may, at any time during the remainder of the term of this Contract, elect (by written notice given to Company), for a consideration of Ten Dollars ($10) cash paid to Company, to have the following apply: (i) if Company owned the automobile, Company shall transfer the title (free and clear of any liens or other encumbrances) to Executive (or his wife) along with any insurance coverage (if assignable); and (ii) if Company was leasing such automobile, Company shall assign to Executive (or his wife) all of its right, title, and interest in and to such lease (and, upon termination of such lease, purchase the leased auto pursuant to the lease agreement and convey ownership thereof free and clear of all security interests, liens, or other encumbrances to Executive or his spouse or estate);

d. Upon failure to make any payment as above provided, which failure continues uncorrected for ten (10) days after receipt of written demand by Executive (or Executive's legal representative), Executive (or Executive's legal representative) may by notice in writing declare all future payments under this Contract to be immediately due and payable, and such amounts shall bear interest from the date of receipt of such written declaration at the maximum legal rate then in effect until such amount is paid in full; and

e. Executive shall not be required to mitigate the amount of any payment provided for in this paragraph "9." by seeking other employment or otherwise, nor shall the amount of any payment provided for in this paragraph be reduced by any compensation earned by Executive as the result of self-employment or employment by another employer.

f. Upon the election of Executive or Executive's legal representative, the deferred payments to be made to Executive or Executive's estate under this paragraph "9." shall be made in one (1) lump sum by discounting all deferred payments by the minimum

Page 36 of 64
discount factor permitted by the applicable midterm federal rate provided for in Section 1274 of the Internal Revenue Code of 1986, as amended, (or its successor provision, the "Code") then in effect for such purpose and, if no such provision is in effect at the time of such election, the discount factor shall be the lesser of: (i) the last effective minimum discount factor permitted by the applicable midterm federal rate provided for in Section 1274 of the Code; or (ii) seven percent (7%). The amount of deferred payments payable as one (1) lump sum to Executive or Executive's estate shall be determined by multiplying the total amount of the highest compensation and benefits paidyable to Executive under both paragraphs "4." and "5." above for any of the three calendar years during the calendar year immediately preceding the calendar year in which termination occurs by five (5).

g. Notwithstanding any other provision of this paragraph "9.," in the event payment under this paragraph "9." is made to Executive based upon Executive's termination of employment upon a Change in Control, to the extent payments under this paragraph "9." would constitute a "parachute payment" as that term is defined under Section 280G of Code, Executive, in his sole discretion, shall have the right, but not the obligation, to direct Company to modify, reduce, or postpone the payments made to Executive under this paragraph "9." so that no part thereof shall be deemed to be an "excess parachute payment" for the purposes of Section 280G of the Code (or any successor statute).

10. Disclosure of Confidential Information; Covenant Not To Compete. Company and its affiliates possess secret and confidential equipment, techniques, processes, procedures, technical data and information, and customer lists used or intended for utilization in its operations of which Executive has obtained or may obtain knowledge, and Company and its affiliates would suffer serious harm if this confidential information were disclosed or if Executive used this information to compete against Company or its affiliates. Further, Executive in the performance of services hereunder may develop or conceive new and additional inventions and improvements with respect to such matters. Accordingly, Executive hereby agrees that simultaneously with the execution of this Contract he shall execute and deliver to Company and thereafter abide by the terms of a "Confidentiality Agreement and Covenant Not to Compete" and "Disclosure and Invention Agreement," copies of which are attached hereto respectively as Exhibits "A" and "B" and incorporated herein by reference.

11. Remedies. Executive agrees that in the event of his breach of his covenants and agreements contained or referenced in this Contract, the sole remedy of Company shall be to obtain injunctive or similar relief from an arbitrator or a court of competent jurisdiction in aid of arbitration.

12. Notices. All notices allowed or required to be given hereunder must be in writing and dispatched by United States certified mail, return receipt requested, to the address of the party entitled to such notice shown at the end of this Contract. Either party hereto may

Page 37 of 64
change the address to which any such notice is to be addressed by giving notice in writing to the other party of such change. Any time limitation provided for in this Contract shall commence with the date that the party actually receives such written notice, and the date or postmark of any return receipt indicating the date of delivery of such notice to the addressee shall be conclusive evidence of such receipt.

13. Assignment. Neither Executive nor anyone claiming under him may commute, encumber, or dispose of the right to receive benefits hereunder. Such right to receive benefits hereunder is expressly declared to be non-assignable and non-transferable by Executive, and in the event of any attempted assignment or transfer, Company shall have no further liability hereunder; provided, however, the foregoing shall not apply to assignments by operation of law, such as to a guardian, or to an executor of Executive's estate or pursuant to the agent's attorney-in-fact under a valid power of attorney.

14. Waiver. The waiver by Company of Executive's breach of any provision hereof shall not operate or be construed as a waiver of any subsequent breach by Executive.

15. Binding Effect. This Contract will be binding upon the parties hereto and their heirs, successors, executors, administrators, personal representatives, and assigns. Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of Company, by agreement in form and substance satisfactory to Executive, to expressly assume all of the obligations and liabilities of Company set forth in this Contract. Failure of any to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Contract and shall entitle Executive to compensation from Company in the same amount and on the same terms as he would be entitled to hereunder if he terminated his employment for Good Reason. As used in this Contract, the term "Company" will mean Supreme Industries, Inc, its subsidiaries and affiliates, and any successor or successors thereto of its or their business and/or assets as provided in this paragraph "15." or which otherwise becomes bound by all the terms and provisions of this Contract by operation of law.

16. Indemnification. Company shall indemnify, defend, and hold harmless Executive from any damages, losses, costs, or expenses, including reasonable attorneys' fees and expenses, incurred or suffered by Executive as an officer or director of Company to the fullest extent that Company is permitted by law. This indemnification shall be in addition to that indemnification protection already provided to Executive under one certain Indemnification Agreement dated October 15, 1997. Without the prior written consent of Executive in each instance (which Executive agrees not to unreasonably withhold), Company shall not, during the term hereof and for a period of five years thereafter, further modify provisions of its Articles of Incorporation or Bylaws which deal with the indemnification of officers and directors or the purchase and maintenance of directors and officers liability insurance. Company agrees to advance all expenses, including but not limited to, reasonable attorneys' fees, as and when such expenses are incurred by Executive. In addition, Company agrees to continue to maintain at its sole cost and expense for so long as Executive is an officer or director of Company and for a period of five years thereafter, Directors and Officers liability insurance in amount and with coverage not less than currently provided as of the date of this Contract.

Page 38 of 64
17. Survival of Provisions. All provisions of this Contract, including all representations, warranties, covenants, and agreements contained or referenced herein, will survive the execution and delivery hereof and any investigation of the parties with respect thereto. The provisions of paragraphs "10." and "11.", and Exhibits "A" and "B," will survive the termination or amendment of this Contract.

18. Validity. If any provision of this Contract is held by a court of law to be illegal or unenforceable, the remaining provisions of the Contract will remain in full force and effect. In lieu of such illegal or unenforceable provision, there shall be added automatically as a part of this Contract a provision as similar in terms to such illegal or unenforceable provision as may be possible and be legal and enforceable.

19. Amendments. This Contract may be amended at any time and from time to time in whole or in part by an instrument in writing setting forth the particulars of such amendment and duly executed by Company and Executive.

20. Duplicate Originals. This Contract has been executed in duplicate originals, each of which for all purposes is to be deemed an original, and all of which constitute, collectively, one agreement; but in making proof of this Contract, it will not be necessary to produce or account for more than one such duplicate.

21. Captions. The captions or section headings of this Contract are provided for convenience and shall not limit or affect the interpretation of this Contract.

22. Arbitration. Any dispute or controversy arising under or in connection with this Contract, or the breach thereof, shall be settled exclusively by arbitration before a single arbitrator administered by the American Arbitration Association in New York, New York, in accordance with its rules applicable to employment disputes then in effect as supplemented by its large, complex case procedures. If Executive is the prevailing party, the arbitrator shall add to the award the reasonable attorneys' fees and expenses incurred by Executive.

23. Governing Law. This Contract has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of Delaware, without reference to its laws governing conflicts of law.

24. Complete Understanding. This Contract constitutes the complete understanding between the parties hereto, except as otherwise expressly provided or referenced herein, with respect to the employment of Executive. This Contract supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.

Page 39 of 64
Signed to be effective May 1, 2003.

COMPANY: EXECUTIVE:

SUPREME INDUSTRIES, INC.

	By: /s/ Robert W. Wilson				/s/ William J. Barrett
	Robert W. Wilson				William J. Barrett
	Executive Vice President				636 River Road
	P. O. Box 237				Fair Haven, NJ 07704
2581 E. Kercher Road
Goshen, IN 46527-0237

Exhibit "A"
to
Employment Contract

Confidentiality Agreement and
Covenant Not To Compete

William J. Barrett (hereafter called "Executive") has entered into an Employment Contract with Supreme Industries, Inc., a Delaware corporation (hereafter called "Company"), which is in the business (through a wholly-owned subsidiary, Supreme Corporation) of manufacturing and selling specialized truck bodies. Whenever used herein the word "Company" shall be deemed to include Supreme Corporation and the other affiliates of Supreme Industries, Inc.

By signing this Agreement, Executive acknowledges his understanding of the following:

A. All companies have information, generally not known outside the company, called "confidential information." All companies must conduct their businesses through their executives, and consequently many executives must have access to confidential information. At times Executive himself may generate confidential information as a part of his job;

B. The phrase "confidential information" as used in this Agreement includes information known as, referred to, or considered to be, trade secrets, and comprises, without limitation, any technical, economic, financial marketing, computer program, computer software, computer data (regardless of the medium on which they are stored), computer source and object programs or codes, job operating control language procedures, data entry utility programs, sorts, and miscellaneous utilities, disk record layouts, flow charts, data entry input forms, operations and installation instructions, report samples, data files, printouts, or other information about Company or its business which is not common knowledge among competitors or other companies who might like to possess such confidential information or

Page 40 of 64
might find it useful. Some examples of confidential information include customer lists, price lists, items in research or development, methods of manufacture, scientific studies or analyses, details of training methods, new products or new uses for old products, merchandising and selling techniques, contracts and licenses, purchasing, accounting, long-range planning, financial plans and results, computer programs and operating manuals, computer source codes, and any other information affecting or relating to the business of Company, its manner of operation, its plans or processes. This list is merely illustrative and the confidential information covered by this Agreement is not limited to such illustrations; and

C. Company's confidential information, including information referred to as, known as, or considered to be, trade secrets, represents the most important, valuable, and unique aspect of Company's business, and it would be seriously damaged if Executive breached the position of confidential trust in which Company has placed him by disclosing such confidential information to others or by departing and taking with him the aforesaid unique information compiled over a period of time for the purpose of himself competing against Company or disclosing such information to Company's competitors, now existing or hereafter formed.

Accordingly, in consideration of ONE DOLLAR paid to Executive by Company, the receipt and sufficiency of which are hereby acknowledged, and Company's agreement to employ him, Executive agrees as follows (which will constitute an agreement ancillary to Executive's Employment Contract with Company):

1. Confidential information, including information referred to as, known as, or considered to be, trade secrets, is proprietary to Company. Executive agrees to hold such information in strictest confidence, and not to make use thereof except in performance of duties under the Employment Contract. Whether during or after his employment with Company, Executive may not disclose to others (excepting Company officers or executives having a need to know who have also signed a written agreement expressly binding themselves not to use or disclose it) any confidential information originated, known to, or acquired by Executive while employed by Company. Executive further agrees during such period not to remove from the premises any of Company's records or other written or tangible materials, including without limitation computer programs and floppy disks (whether prepared by Executive or others) containing any confidential information, except as required for Executive to properly perform his duties as an Executive of Company. Exceptions to these restrictions may be made only by means of Company's permission given in writing signed by the Chairman of the Board of Directors of Company pursuant to an affirmative approval by a majority of Supreme Industries, Inc.'s Board of Directors granting permission to disclose.

2. During a period of three (3) years following the cessation of Executive's employment with Company, Executive covenants that Executive, either individually or in any capacity, including without limitation, as an agent, consultant, officer, shareholder, or Executive of any business enterprises or person with which he may become associated or in which Executive may have a direct or indirect interest, shall not, directly or indirectly for himself or on behalf of any other person or business entity, engage in any business venture or other undertaking which is directly or indirectly competitive with the business or operations of Company (and/or any of its subsidiaries) as generally conducted at, or prior to, the cessation of

Page 41 of 64
Executive's employment with Company. Without limiting the generality of the foregoing, Executive shall not (i) so compete with Company or its subsidiaries, (ii) be employed by, (iii) be an affiliate (as defined by Securities and Exchange Commission Rule 405 under the Securities Act of 1933), (iv) perform any services for, or (v) have an equity or ownership interest in, any person, firm, partnership, joint venture, or corporation that so competes, directly or indirectly, with Company or any of its subsidiaries. Further, Executive will not solicit for employment or advise or recommend to any other person that such person employ, or solicit for employment, any executive of Company or any of its subsidiaries who was an executive at, or prior to, the cessation of Executive's employment with Company. The foregoing covenant not to compete shall be limited to a territory consisting of those states in which Company had manufacturing facilities as of the time of cessation of Executive's employment with Company. If for any reason any court of competent jurisdiction finds these covenants to be unreasonable in duration or geographic scope, the prohibitions herein contained shall be restricted to such time and geographic areas as such court determines to be reasonable and enforceable. However, the restrictions stated above will not apply if Company liquidates or if Executive becomes employed by a company (or its affiliate) which acquires (in a voluntary transaction) the stock or business assets of Company, or if Executive is terminated without Cause or terminates for Good Reason.

  3. Executive understands and agrees that his violation of any of the provisions of this Agreement will constitute irreparable injury to Company immediately authorizing it to enjoin Executive or the business enterprise with which he may have become associated from further violations, in addition to all other rights and remedies which Company may have under law and equity, including recovery of damages from Executive and a right of offset.

4. Each party shall be entitled to receive from the other party reimbursement of attorney's fees and related legal costs to the extent incurred in connection with the successful enforcement or defense, as the case may be, of the terms and conditions hereof.

5. The waiver by Company of Executive's breach of any provision hereof shall not operate or be construed as a waiver of any subsequent breach by Executive. This Agreement shall be binding upon the parties hereto and their heirs, successors, executors, administrators, personal representatives, and assigns. Executive may not assign to any person his covenants, obligations and duties hereunder. All provisions of this Agreement shall survive the termination or amendment of Executive's Employment Contract.

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

7. This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of New York, without reference to its laws governing conflicts of law. Any dispute or

Page 42 of 64
controversy arising under or in connection with this Agreement, or the breach thereof, shall be settled in accordance with the arbitration provision in the Employment Contract.

Signed to be effective May 1, 2003.

/s/ William J. Barrett
William J. Barrett
636 River Road
Fair Haven, NJ 07704

ACCEPTED:

SUPREME INDUSTRIES, INC.

By: /s/ Robert W. Wilson
Robert W. Wilson
Executive Vice President
P. O. Box 237
2581 E. Kercher Road
Goshen, IN 46527-0237

Exhibit "B"
to
Employment Contract

Disclosure and Invention Agreement

William J. Barrett (hereafter called "Executive") has entered into an Employment Contract with Supreme Industries, Inc., a Delaware corporation (hereafter called "Company"), which is in the business (through a wholly-owned subsidiary, Supreme Corporation) of manufacturing and selling specialized truck bodies. Whenever used herein the word "Company" shall be deemed to include Supreme Corporation and the other affiliates of Supreme Industries, Inc.

In consideration of TEN DOLLARS ($10.00) paid to Executive by Company, the receipt and sufficiency of which are hereby acknowledged, and Company's agreement to employ him pursuant to an Employment Contract (to which this Exhibit "B" is attached) between Company and Executive the provisions of which are herein fully incorporated by reference for all purposes, Executive agrees as follows:

1. Executive shall communicate to Company promptly and fully all ideas and the expressions thereof, conceptions, improvements, discoveries, methods, techniques, processes, adaptations, creations, and inventions (whether patentable or copyrightable or not) conceived or made by Executive (whether solely by Executive or jointly with others) ("Ideas") from the time of entering Company's employment until one year after Executive's employment is terminated for any reason, or Executive resigns or retires for any reason, (a)
Page 43 of 64
which involve or pertain to, directly or indirectly, the business, assets, activities, computers or computer programs, or investigations of Company as existed at or prior to the cessation of Executive's employment by Company, or (b) which result from or are suggested by any work which Executive or other executives or independent contractors perform for or on behalf of Company, in whole or in part, as existed at or prior to the cessation of Executive's employment by Company.

2. Executive shall assist Company during and subsequent to Executive's employment in every proper way (solely at Company's expense) to obtain patents and/or copyrights for its own benefit in any or all countries of the world, and to sign all proper papers, patent applications, assignments, and other documents necessary for this purpose, it being understood that such Ideas will remain the sole and exclusive property of Company, and shall not be disclosed to any person, nor used by Executive, except as expressly permitted herein.

3. Written records of Executive's Ideas in the form of notebook records, sketches, drawings or reports, will remain the property of and be available to Company at all times.

4. Executive represents that Executive has no agreements with or obligations to others in conflict with the foregoing.

5. Executive understands that this Agreement may not be modified or released except in writing signed by all members of Company's Board of Directors.

  6. Executive understands and agrees that his violation of any of the provisions of this Agreement will constitute irreparable injury to Company immediately authorizing it to enjoin Executive or the business enterprise with which he may have become associated from further violations, in addition to all other rights and remedies which Company may have at law and equity, including recovery of damages from Executive and a right of offset. Each party shall be entitled to recover from the other party reimbursement of attorney's fees and related legal costs to the extent incurred in connection with the successful enforcement or defense, as the case may be, of the terms of conditions hereof.

7. This Agreement shall be binding upon the parties hereto and their respective heirs, successors, executors, administrators, personal representatives, and assigns. Executive may not assign his covenants, duties, or obligations hereunder to any other person. The waiver by Company of Executive's breach of any provision hereof shall not operate or be construed as a waiver of any subsequent breach by Executive.

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

9. This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of New

Page 44 of 64
York, without reference to its laws governing conflicts of law. Any dispute or controversy arising under or in connection with this Agreement, or the breach thereof, shall be settled in accordance with the arbitration provision in the Employment Contract.

Signed to be effective May 1, 2003.

/s/ William J. Barrett
William J. Barrett
636 River Road
Fair Haven, NJ 07704

ACCEPTED:

SUPREME INDUSTRIES, INC.

By: /s/ Robert W. Wilson
Robert W. Wilson
Executive Vice President
P. O. Box 237
2581 E. Kercher Road
Goshen, IN 46527-0237

Page 45 of 64
Exhibit 10.3

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

2. Term of Employment. Subject to the provisions for termination hereafter provided, the term of this Contract shall be for a term of three (3) years beginning on July 1, 2003, and ending on June 30, 2006.

3. Duties of Employee. Employee is employed as a member of Office of the President, Vice President-Finance, Treasurer, and Assistant Secretary of Company. It is understood and agreed that Employee is subject to the direction and control of Company's Board of Directors, as required by the Texas Business Corporation Act, and as a result Employee shall, if required by Company's Board of Directors during the term of this Contract, serve in any other executive capacity considering his experience and performance record to date with Company. Employee shall devote substantially all of his time, attention, best efforts, and energy to the business of Company, and may not, during the term of this Contract, be engaged in any other material business activities which interfere with his ability to carry out his obligations hereunder. However, such restriction shall not be construed as preventing Employee from making investments in (non-competitive) business enterprises so long as Employee will not be required to render personal services to any such business enterprises during Employee's normal business hours with Company.

4. Compensation. To the extent Employee continues to comply with all of the provisions of this Contract (including the covenants referenced in paragraph 8 below and contained in Exhibits "A" and "B" attached hereto):

Page 46 of 64
a. Base Salary. Company shall pay to Employee a minimum base salary of $150,000 per year payable in twenty-six (26) equal payments of $5,769.23 (or in accordance with such other sequence of payments as determined by Company's then existing payroll policies), from which federal withholding and social security taxes will be deducted; and

    b. Pre-Tax Bonus. It is anticipated that at the end of each calendar year, approval of the Board of Directors will be requested by the Office of the President of Company for distributions from Company's Bonus Payment Plan, the amount of which will be dependent upon the operating results of Company for that year. In such event (and assuming approval by the Chairman of the Board of the portion of the bonus recommended to be distributed to Employee), Employee shall be entitled to receive, in addition to the base salary referred to above, a pre-tax bonus in the amount so approved by the Board of Directors.

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

c. Insurance. During the term of this Contract, Company shall pay for and keep in full force and effect accident and life insurance policies on the life of, and with the proceeds payable to, Employee (or his estate), it being understood that the proceeds payable under such life insurance policies (whether provided by Company and/or any one or more of its subsidiaries) shall at all times be a minimum of $1,000,000;

d. Dental Benefits. Company shall pay or reimburse Employee for all family dental expenses up to a maximum of $5,000 per year;

e. Paid Vacation. Each calendar year (or proportion thereof), Employee may take a vacation of four (4) weeks during which time his compensation shall be paid in full;

Page 47 of 64
f. Automobile. Company shall provide an automobile for Employee's use in connection with the services to be rendered by Employee to Company. Company shall pay or reimburse Employee for maintenance and repair expenses of the automobile upon submission of vouchers or itemized lists of such expenses prepared in compliance with Company's policy. For so long as Company owns (or leases) the automobile, Company shall insure the automobile with the same automobile insurance company coverage that is provided for executive officers of Company. Company agrees that Employee shall be designated as an additional insured on any Company provided policy providing liability insurance coverage. In the event the automobile is damaged or destroyed by reason of accident, theft, vandalism, or otherwise, Employee will not have any liability to Company for any such loss or damage (including out-of-pocket deductibles); and

g. Other Benefits. No provision of this Contract shall preclude Employee from participating in any fringe benefit plan now in effect or hereafter adopted by Company, but Company shall be under no obligation to provide for his participation in, or to institute, any such plan or to make any contribution under any such plan, unless such opportunities are provided to all Company employees as a group, or to all of Company's senior officers as a group.

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

Page 48 of 64
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

Page 49 of 64
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

  b) If, at the time of termination, Company was providing an automobile to Employee under paragraph 5.f. above, then, for a consideration of Ten Dollars ($10.00) cash paid by Employee to Company, the following shall apply: (i) if Company owned the automobile, Company shall transfer the title (free and clear of any liens or other encumbrances) to Employee (along with any insurance coverage [if assignable]); and (ii) if Company was leasing such automobile, Company shall assign to employee all of its right, title, and interest in and to such lease.

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

  9. Remedies. Employee agrees that in the event of his breach of his covenants and agreements contained or referenced in this Contract, Company shall be entitled to obtain injunctive or similar relief from a court of competent jurisdiction. The covenants contained in Exhibits "A" and "B" hereof shall be construed as agreements

Page 50 of 64

  independent of any other agreements between Company and Employee, and the existence of any claim or cause of action of Employee against Company, whether predicated on this Contract or otherwise, shall not constitute a defense to the enforcement by Company of those conveyances. Company shall be entitled to reasonable attorneys' fees and related legal costs in the event of a breach, or attempted breach, of such covenants by the Employee. The remedies of Company and Employee under this Contract are cumulative and will not exclude any other remedies to which any party may be entitled hereunder, including a right of offset, whether at law or in equity.

10. Notices. All notices allowed or required to be given hereunder must be in writing and dispatched by United States certified mail, return receipt requested, to the address of the party entitled to such notice shown at the end of this Contract. Either party hereto may change the address to which any such notice is to be addressed by giving notice in writing to the other party of such change. Any time limitation provided for in this Contract shall commence with the date that the party actually receives such written notice, and the date or postmark of any return receipt indicating the date of delivery of such notice to the addressee shall be conclusive evidence of such receipt. In addition to the parties hereto, copies of all notices should be sent to:

Mr. Herbert M. Gardner
Executive Vice President
Barrett Gardner Associates, Inc.
4 Darley Road
Great Neck, NY 11021

Mr. Omer G. Kropf
Supreme Corporation
2581 E. Kercher Road
Goshen, IN 46528

Law, Snakard & Gambill
1600 West 7th Street, Suite 500
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

Page 51 of 64
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

Page 52 of 64
Signed to be effective July 1, 2003.

COMPANY: EMPLOYEE:

SUPREME CORPORATION

	By: /s/Herbert M. Gardner				/s/Robert W. Wilson
	Herbert M. Gardner				Robert W. Wilson
	Chairman of the Board				518 Carter Road
Goshen, IN 46526

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

Page 53 of 64
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

Page 54 of 64
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

Page 55 of 64
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

Signed to be effective July 1, 2003.

/s/Robert W. Wilson
Robert W. Wilson
518 Carter Road
Goshen, IN 46526

ACCEPTED:

SUPREME CORPORATION

By: /s/ Herbert M. Gardner
Herbert M. Gardner
Chairman of the Board

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
Page 56 of 64
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

Page 57 of 64

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

Signed to be effective July 1, 2003.

/s/Robert W. Wilson
Robert W. Wilson
518 Carter Road
Goshen, IN 46526

ACCEPTED:

SUPREME CORPORATION

By: /s/Herbert M. Gardner
Herbert M. Gardner
Chairman of the Board

Page 58 of 64
Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Herbert M. Gardner, Chief Executive Officer of Supreme Industries, Inc. ("registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

Page 59 of 64
	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 7, 2003

/s/ Herbert M. Gardner
Chief Executive Officer

Page 60 of 64
Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert W. Wilson, Chief Financial Officer of Supreme Industries, Inc. ("registrant"), certify that:

1	I have reviewed this quarterly report on Form 10-Q of the registrant;

2	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

Page 61 of 64
	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 7, 2003

/s/ Robert W. Wilson
Chief Financial Officer

Page 62 of 64
Exhibit 32.1

Certification of Chief Executive Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 27, 2003 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Date: November 7, 2003

/s/ Herbert M. Gardner
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page 63 of 64
Exhibit 32.2

Certification of Chief Financial Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 27, 2003 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Date: November 7, 2003

/s/ Robert W. Wilson
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page 64 of 64