Form 10-K
period 2003-12-27
SUPREME INDUSTRIES INC
filed 2004-03-11
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 27, 2003.
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____.

Commission File No. 1-8183

SUPREME INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	75-1670945
(State of Incorporation)	(IRS Employer Identification No.)

P.O. Box 237, 2581 E. Kercher Road, Goshen, Indiana	46528
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) - (574) 642-3070

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock ($.10 Par Value)	American Stock Exchange
(Title of each class)	(Name of Each Exchange on Which Registered)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2003: $41,565,833

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2004
Class A Common Stock ($.10 Par Value)	9,961,148 shares
Class B Common Stock ($.10 Par Value)	2,109,133 shares

Documents Incorporated by Reference

Parts of Form 10-K Into Which the
Document	Document is Incorporated
Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on April 29, 2004	Part III

The Index to Exhibits is on page 46 in the sequential numbering system. Total pages 72

Page 1 of 72

PART 1

ITEM 1.	BUSINESS.

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

Supreme's products are medium-priced with prices generally ranging from $1,000 to $175,000. Supreme's truck bodies are offered in aluminum or fiberglass reinforced plywood panel ("FRP") construction and are available in lengths of 9 to 45 feet and heights up to 13 feet, 6 inches. Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with the truck bodies to meet the end-user's needs.

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

Iner-City® cutaway van bodies. An ideal route truck for a variety of commercial applications, the Iner-City's aluminum or FRP bodies are manufactured on cutaway chassis, which allow access from the cab to the cargo area. Borrowing many design elements from Supreme's larger van body, the Iner-City is shorter in length (10 to 17 feet) than a van body.
Page 2 of 72
Spartan service bodies. Built on the cutaway chassis out of durable FRP, the Spartan Service Body is a virtual workshop on wheels. In lengths from 10 to 14 feet, the Spartan's selection of compartments, shelves, doors, and pre-designed options provides job-site protection from the weather while offering a secure lockable workspace.

Spartan cargo vans. Built on a cutaway chassis and constructed of FRP, the Spartan Cargo Van provides the smooth maneuverability of a commercial van with the full-height, spacious cargo area of a truck body. In lengths of 10 to 14 feet and available with a variety of pre-designed options, the Spartan Cargo Van is a bridge product for those moving up from a traditional cargo van into the truck body category.

EZ Access and Big EZ bodies. An economical and attractive alternative to the traditional aluminum walk-in delivery truck, the EZ Access and Big EZ combine the ergonomics and cargo capacity of dry freight van bodies with the driver access of a step van. Built from durable FRP on a variety of chassis, these bodies are well suited for a variety of vocations, from laundry to newspapers.

Kold King® insulated van bodies. Kold King insulated bodies, in lengths up to 28 feet, provide versatility and dependability for temperature controlled applications. Flexible for either hand-load or pallet load requirements, they are ideal for multi-stop distribution of both fresh and frozen products.

IceOTherm insulated bodies. IceOTherm is the high efficiency, lightweight insulated body that provides superior load protection for hand-load applications. Available in lengths of 10 to 16 feet, the IceOTherm's unique urethane foam and fiberglass pultrusion body design creates a lighter body, superior thermal efficiency, and a cleaner appearance than traditional insulated bodies.

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

Page 3 of 72
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

Manufacturing

Supreme's manufacturing facilities are located in Goshen, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania and Woodburn, Oregon (commenced production of units in January 2004). Supreme's management estimates that the capacity utilization of its plants and equipment ranges from 60% to 90% of capacity when annualized on a one-shift basis. At various times during the year, several of the Company's plants operate at 100% capacity to meet fleet requirements.

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

Supreme provides limited warranties against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for periods of up to five years following the date of retail sale.

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

Page 4 of 72
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

Supreme's distributor/dealer network consists of approximately 40 bus distributors, a limited number of truck equipment distributors and approximately 500 truck dealers. Management believes that this large distributor/dealer network, coupled with Supreme's geographically-dispersed plant and distribution sites, gives Supreme a distinct marketing advantage over its competitors. Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

Supreme markets products direct to end users in geographic areas where the Company does not have a strong distributor. The Company currently has distribution facilities in or near the cities of St. Louis, MO: Louisville, KY; Cleveland, OH; Columbus, OH; Orlando, FL; Houston and San Antonio, TX; Denver, CO; San Francisco, CA and Harrisville, RI.

Approximately 85 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.

Competition

Specialized vehicles are produced by many companies, most of which compete on a regional basis. Management believes that Supreme enjoys a competitive advantage based upon its established distributor/dealer network and six manufacturing facilities and ten distribution centers. Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies and shuttle buses, because such manufacturers' highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized vehicles with various options and equipment.

Trademarks

The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme. Management believes that these trademarks have significant customer goodwill.

Page 5 of 72

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories. The Company had working capital of $43.5 million at December 27, 2003.

Major Customers

No single customer, or group of customers, accounted for 10% or more of the Company's revenues for the fiscal years ended 2003, 2002 and 2001. The Company's export sales are not significant.

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

Employees

As of December 27, 2003, the Company employed approximately 2,000 employees, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

Back Log

The Company's backlog of firm orders was $66.1 million at December 27, 2003 compared to $47.4 million at December 28, 2002.

Page 6 of 72
Executive Officers of the Registrant

The name, age, business background, positions held with the Registrant and tenure of each of the Registrant's executive officers are set forth below. No family relationship exists among any of the executive officers.

Name, Age, and Business Experience			Served as Executive Officer Since	Position(s) With Company
Herbert M. Gardner, 64

Executive Vice President of Barrett-Gardner Associates, Inc., an investment banking firm since November 2002 and previously Senior Vice President of Janney Montgomery Scott LLC, investment bankers; Chairman of the Board of the Company since 1979 and President of the Company since June 1992. Director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company; Also a Director of Nu Horizons Electronics Corp., an electronic component distributor; iDine Rewards Network Inc., formerly Transmedia Network, Inc., a company that develops and markets transaction-based dining and other consumer rewards programs; TGC Industries, Inc., a company engaged in the geophysical services industry, Hirsch International Corp., importer of computerized embroidery machines, and supplies; Co-Active Marketing Group, Inc., a marketing and sales promotion company.

			1979	Chairman of the Board and President

Omer G. Kropf, 62 Executive Vice President of the Company since August 1984; President and Chief Executive Officer of Supreme Corporation, a subsidiary of the Company, from January 1984 to November 2000 and co-holder of Office of the President of Supreme Corporation since November 2000.			1984	Executive Vice President

William J. Barrett, 64 President of Barrett-Gardner Associates, Inc., an investment banking firm since November 2002 and previously Senior Vice President of Janney Montgomery Scott LLC, investment bankers; Secretary and Assistant Treasurer of the Company and a Director since 1979. Chairman of the Board of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company; and a Director of TGC Industries, Inc., a company engaged in the geophysical services industry.			1979	Executive Vice President (Long Range and Strategic Planning) and Secretary

Robert W. Wilson, 59 Treasurer, Executive Vice President and Chief Financial Officer of the Company since December 1992; Vice President of Finance since 1988 and co-holder of Office of the President of Supreme Corporation, a subsidiary of the Company, since November 2000.			1992	Executive Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary

Page 7 of 72

ITEM 2.	PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Registrant as of December 27, 2003.

		Square Footage	Owned or Leased	Operating Segment
Manufacturing of Products
Goshen, Indiana		247,964	Owned	Specialized Vehicles
Goshen, Indiana		216,880	Leased	Specialized Vehicles
Jonestown, Pennsylvania		195,337	Owned	Specialized Vehicles
Woodburn, Oregon		136,260	Owned	Specialized Vehicles
Cleburne, Texas		115,060	Owned	Specialized Vehicles
Moreno Valley, California		104,472	Owned	Specialized Vehicles
Griffin, Georgia		86,690	Leased	Specialized Vehicles
Griffin, Georgia		43,500	Owned	Specialized Vehicles
		1,146,163

Manufacturing of Component Parts
Goshen, Indiana		57,570	Owned	Fiberglass Products
Ligonier, Indiana		28,293	Owned	Fiberglass Products
Ligonier, Indiana		18,960	Leased	Fiberglass Products
		104,823

Distribution
Harrisville, Rhode Island		20,000	Owned	Specialized Vehicles
St. Louis, Missouri		15,950	Owned	Specialized Vehicles
Streetsboro, Ohio		14,300	Owned	Specialized Vehicles
Houston, Texas		12,841	Owned	Specialized Vehicles
Denver, Colorado		12,500	Leased	Specialized Vehicles
Springfield, Ohio		11,200	Owned	Specialized Vehicles
Vallejo, California		8,400	Leased	Specialized Vehicles
San Antonio, Texas		7,000	Owned	Specialized Vehicles
Louisville, Kentucky		6,664	Owned	Specialized Vehicles
Apopka, Florida		6,596	Owned	Specialized Vehicles
		115,451

Facility Held for Sale
Wilson, North Carolina		113,694	Owned	Specialized Vehicles

Corporate Office Building
Goshen, Indiana		26,000	Owned	Not Applicable

Total square footage		1,506,131

Page 8 of 72
ITEM 3.	LEGAL PROCEEDINGS.

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

No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 27, 2003.

PART II

ITEM 5.				MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of March 8, 2004 was approximately 303. Due to the number of shares held in nominee or street name, it is likely that there are more than 303 beneficial owners of the Company's Class A Common Stock.

The Company's Class A Common Stock closed at a price of $6.82 per share on the American Stock Exchange on March 8, 2004 on which date there were 9,961,148 shares of Class A Common Stock outstanding. High and low closing prices of the Class A Common Stock for the two-year period ended December 27, 2003 were:

	2003		2002
	High	Low	High	Low
1st Quarter	$4.06	$3.68	$5.61	$3.67
2nd Quarter	5.30	3.95	6.76	5.07
3rd Quarter	5.16	4.07	5.39	3.89
4th Quarter	6.23	5.00	4.53	3.62

All of the 2,109,133 outstanding shares of the Company's Class B Common Stock were held by a total of 13 persons as of March 8, 2004. There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

On September 24, 2003, the Company announced the declaration of a two and one-half cents ($0.025) per share cash dividend on its outstanding Class A and Class B Common Stock. Stockholders of record as of October 16, 2003 were paid the cash dividend on October 24, 2003. No cash dividends were paid in 2002.

Page 9 of 72

On September 24, 2003, the Company also announced the declaration of a 10% stock dividend paid on October 16, 2003 to stockholders of record as of October 6, 2003. All share and per share data have been adjusted to reflect the stock dividend on a retroactive basis.

ITEM 6.	SELECTED FINANCIAL DATA.

	For Fiscal Years Ended
Consolidated Income Statement Data:
(in millions, except per share amounts)

	2003	2002	2001	2000	1999
Net revenue	$226.9	$210.1	$226.7	$263.5	$258.7

Net income	4.6	3.6	4.9	8.0	8.3

Net income per share: (a)
Basic earnings per share	.39	.30	.41	.65	.62

Diluted earnings per share	.38	.30	.41	.65	.62

Consolidated Balance Sheet Data:
(in millions)

Working capital	$43.5	$29.3	$29.4	$35.2	$42.7

Total assets	106.7	87.9	91.6	103.0	110.6

Long-term debt (excluding
current maturities)	17.4	7.4	13.1	25.9	35.3

Stockholders' equity	63.6	59.0	55.1	50.8	44.8

(a) All per share amounts have been adjusted for all common stock dividends paid.

Page 10 of 72
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS.

Comparison of 2003 with 2002

Revenues for the year ended December 27, 2003 increased $16.8 million to $226.9 million from $210.1 million for the year ended December 28, 2002. Supreme's dry freight product lines which represented 47.3% of revenues in 2003 were responsible for the majority of the increase. Sales of Supreme's line of specialty transit buses and trolley replicas decreased slightly during 2003 when compared to 2002. While a small decrease of sales was realized in these bus product lines on a year over year basis, the Company is encouraged as each quarter showed gains when compared to the immediately preceding quarter. These bus product lines represented 18.1% of total revenues in 2003 compared to 19.7% in 2002. The Company's specialized line of Spartan service and cargo products showed a slight revenue decline of $1.7 million in 2003 when compared to 2002. The Company was the first to introduce these specialized products to the market. These products have since been duplicated by virtually every competitor, accounting for the slight decline in revenues. The Company's line of refrigerated products declined $.4 million in 2003 when compared to 2002. This decline is attributed to the closing of the Wilson, North Carolina plant, which primarily manufactured refrigerated product lines, in the third quarter of 2002. The Company's smaller niche product lines, armored vehicles and fiberglass bodies, showed improvement in 2003 over 2002.

The Company experienced improving market conditions primarily during the last quarter of 2003. For the year, new orders increased 17% compared to 2002. The Company has also received a 5,000 unit, $20.0 million order for products to be manufactured and delivered during the first six months of 2004.

Gross profit as a percentage of revenues was 13.5% in 2003 compared to 13.7% in 2002. The gross profit margin for 2003 was favorably impacted by .2% as a result of a $1.1 million gain (included in other income) on the sale of two properties, net of a $.5 million impairment charge (included in cost of sales) for the North Carolina facility held for sale.

Material cost as a percentage of revenues increased in 2003 compared to 2002 primarily as a result of extremely competitive pricing conditions in virtually all of the Company's product lines brought about by excess industry capacity. The Company and its competitors are experiencing improving market conditions which should reduce the excess capacity that was available in 2003. The Company has not experienced any significant material cost increase over the last two years but is anticipating both rising material cost and in certain instances, availability issues as market conditions improve.

The Company experienced a slight decline in direct labor as a percentage of revenues in 2003 as compared to 2002. This decline is attributed to a shift in product mix in 2003 compared to 2002. The Company's FRP van product line, which is less labor intensive than the aluminum van product line, increased significantly in 2003 compared to 2002 resulting in the improvement in direct labor as a percentage of revenues.

Overhead expenses as a percentage of revenues was down slightly in 2003 as compared to 2002. Overhead expenses have been unfavorably impacted over the last three years as the Company has incurred increases in their costs but could not pass them through to the customer due to the extremely competitive market conditions. Commercial and general liability insurance, workers' compensation insurance and group health insurance have been under intense upward pressure. While there is some indication the pressure in commercial insurance is abating, the areas of group health and workers' compensation insurance are still under intense upward pressure.

Page 11 of 72
Selling, general and administrative expenses were $22.2 million or 9.8% of revenues in 2003 compared to $22.0 million or 10.5% of revenues in 2002. The largest components of selling, general and administrative expenses are labor related expenses which comprised approximately 59% and 57% of total selling, general and administrative expenses in 2003 and 2002, respectively. Incentive and commission compensation, as well as a concerted effort to improve the Company's product research and development, were responsible for the slight increase in selling, general and administrative compensation costs. These efforts will continue in 2004. The Company's efforts in promoting its products through special marketing programs combined with OEM cooperative advertising income are a substantial part of the Company's marketing efforts. OEM marketing income accounted for 8.5% of the total spent on selling, general and administrative expenses in 2003 and 7.3% in 2002. With improving economic conditions there can be no assurance that the Company will continue to benefit from these incentives.

Interest expense declined $213,000 in 2003 when compared to 2002. This decline resulted from favorable interest rates combined with less borrowing during most of 2003. The improved market conditions experienced at the end of 2003 which are expected to continue through 2004 will likely result in increased revolving line of credit borrowings that could result in higher interest expense in 2004.

The Company's effective income tax rate was 38.5% for both 2003 and 2002. The provision for state income taxes had increased primarily the result of fluctuations in state taxable income and varying tax rates in the states in which the Company transacts business.

Liquidity and Capital Resources

Net income and availability under the Company's revolving line of credit continue to be the major sources of funds for operations and capital expenditures. In response to improving market conditions, the Company increased its revolving line of credit to $20 million on January 5, 2004 from $12 million. Major uses of funds during 2003 were a $12.4 million increase in inventories and a $4.9 million increase in accounts receivable partially offset by a net $5.5 million increase in current liabilities, excluding current maturities of long-term debt.

Capital expenditures were $5.8 million in 2003 compared to $2.8 million in 2002. The Company purchased a manufacturing plant on 12 acres in Woodburn, Oregon for $2.4 million. Production began in January 2004 with the first completed units coming off the production line at the end of January 2004. This new plant gives the Company a manufacturing presence in every major market of the country. The Company also completed the construction of a 20,000 square foot distribution facility in Harrisville, Rhode Island for $1.1 million.

The Company believes that cash flows from operations and funds available under the Company's revolving line of credit will be sufficient to meet its cash requirements during 2004.

Comparison of 2002 with 2001

Revenues for the fiscal year ended December 28, 2002 declined $16.6 million to $210.1 million from $226.7 million for the fiscal year ended December 31, 2001. The Company's truck revenues declined 2.3% in fiscal year 2002 as compared to fiscal year 2001 and the closing of the Company's North Carolina plant was the primary reason for this decline in truck division revenues. The Company's bus division revenues declined nearly 21% (excluding chassis sales) in fiscal year 2002 as compared to fiscal year 2001. Management attributed this decline to an industry-wide weakness resulting from the events of September 11, 2001. Additionally, competitive pressure increased as other bus manufacturers increased capacity during 2002.

Page 12 of 72
Gross profit as a percentage of revenues declined to 13.7% in fiscal 2002 compared to 14.0% in fiscal 2001. Contributing to this decline was the intense, competitive pricing pressure in both the Company's truck body and shuttle bus product lines during 2002. Both direct labor and manufacturing overhead as a percentage of revenues increased slightly in 2002 as compared to 2001. While the Company has reduced overall staffing levels commensurate with the revenue decline, direct labor as a percentage of revenues still rose slightly as the Company competes in very competitive labor markets. The increase in manufacturing overhead as a percentage of revenues in 2002 as compared to 2001 is partially attributed to the fixed nature of certain expenses that do not decline when revenues decline. The Company also experienced increases in the cost of its commercial lines of insurance as well as its group health insurance and was not able to pass these increases through to its customers. Partially offsetting the increase in direct labor and manufacturing overhead as a percentage of revenues was an improvement in material cost as a percentage of revenues in 2002 as compared to 2001. The improvement in material cost was attributed to changes in product mix from year to year and engineering efforts that resulted in improved products that required less material.

Selling, general and administrative expenses were $22.0 million or 10.5% of revenues in 2002 compared to $21.5 million or 9.5% of revenues in 2001. Compensation costs are the largest component of selling, general and administrative expenses. With the exception of engineering, the increase in overall compensation cost was approximately 2.6%. The Company made a concerted effort to improve its engineering and bill of material departments resulting in significant increased compensation in these areas. The single largest factor causing an increase in selling, general and administrative expense was an approximate half million dollar decline in cooperative marketing rebates, which are received from the original equipment manufacturers, that are used to offset marketing and promotional expenses.

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

Contractual Obligations

Our fixed, noncancelable obligations as of December 27, 2003, were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$19,924,702	$2,558,093	$14,358,276	$950,000	$2,058,333
Operating leases (b)	1,283,240	736,155	533,085	14,000	-
Total	$21,207,942	$3,294,248	$14,891,361	$964,000	$2,058,333

	(a) Amounts are included on the Consolidated Balance Sheets. See note 4 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

	(b) See note 8 of the Notes to Consolidated Financial Statements for additional information regarding operating leases.

Page 13 of 72
Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. In management's opinion, the Company's critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, accrued insurance and accrued warranty.

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

Accrued Warranty - The Company provides limited warranties for periods of up to five years from the date of retail sale. Estimated warranty costs are provided at the time of sale and are based upon historical experience.

Pending Accounting Policies

See New Accounting Pronouncements in Note 1 of the Notes to Consolidated Financial Statements.

Page 14 of 72
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
	RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the cost of investing, financing and operating. The Company's primary risk exposure results from changes in short-term interest rates. In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions. The Company's revolving line of credit is floating rate debt and bears interest at the bank's prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company's leverage ratio. At December 27, 2003, the Company was a party to an interest rate swap agreement dated May 11, 1999 relating to a five-year term loan (original principal balance of $17.1 million) which bears interest at LIBOR plus certain basis points determined by the Company's leverage ratio. The effective interest rate at December 27, 2003 for this term loan was 2.17%, on an outstanding principal balance of $2,091,426. The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement, which coincides with the terms of the related term loan and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss. The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense. The following is a summary of the interest rate swap agreement outstanding at December 27, 2003.

Notional Amount	Fixed Rate		Maturity
$2,091,000	5.8%		May 11, 2004

Based on the Company's overall interest rate exposure at December 27, 2003, including floating rate debt and the related interest rate swap agreement, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 27, 2003, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

Page 15 of 72

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements				Page

1.	Financial Statements:

Report of Crowe Chizek and Company LLC, Independent Auditors					17

Consolidated Balance Sheets at December 27, 2003 and
December 28, 2002					18

Consolidated Statements of Income for the years ended December 27, 2003,
	December 28, 2002 and December 31, 2001				19

Consolidated Statements of Stockholders' Equity for the years ended
	December 27, 2003, December 28, 2002 and December 31, 2001				20

Consolidated Statements of Cash Flows for the years ended December 27, 2003,
	December 28, 2002 and December 31, 2001				21

Notes to Consolidated Financial Statements					22 - 35

2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
	December 27, 2003, December 28, 2002 and December 31, 2001				36

All other schedules are omitted because they are not applicable.

3.	Supplementary Data

Quarterly Results					37

Page 16 of 72

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Supreme Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and its subsidiaries as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 27, 2003. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and its subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

		/s/Crowe Chizek and Company LLC

South Bend, Indiana
January 30, 2004

Page 17 of 72

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets
December 27, 2003 and December 28, 2002

ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$106,254	$112,898
Accounts receivable, net of allowance for doubtful accounts
of $362,000 in 2003 and 2002	24,144,751	19,304,880
Inventories	36,196,403	23,799,288
Deferred income taxes	1,456,378	1,422,278
Other current assets	4,026,130	3,764,965
Total current assets	65,929,916	48,404,309

Property, plant and equipment, net	37,444,901	35,602,888

Intangible assets, net	81,608	133,150

Goodwill	735,014	735,014

Assets held for sale	1,860,000	2,119,626

Other assets	599,841	942,107
Total assets	$106,651,280	$87,937,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,558,093	$4,660,114
Trade accounts payable	10,452,180	6,800,165
Accrued wages and benefits	3,275,116	2,791,821
Accrued self insurance	2,580,867	2,181,411
Accrued income taxes	578,068	323,889
Other accrued liabilities	2,987,735	2,371,271
Total current liabilities	22,432,059	19,128,671

Long-term debt	17,366,609	7,366,858

Deferred income taxes	3,180,453	2,219,894

Other long-term liabilities	29,190	209,348
Total liabilities	43,008,311	28,924,771

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	-	-
Class A Common Stock, $.10 par value; authorized 20,000,000 shares,
issued 12,250,969 shares in 2003 and 11,284,827 shares in 2002	1,225,097	1,128,483
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued
2,109,133 shares in 2003 and 1,917,394 shares in 2002	210,913	191,739
Additional paid-in capital	61,522,180	55,861,169
Retained earnings	21,039,446	22,112,707
Treasury stock, Class A Common Stock, at cost, 2,386,841 shares in 2003
and 2,341,475 shares in 2002	(20,336,570)	(20,151,979)
Accumulated other comprehensive loss	(18,097)	(129,796)
Total stockholders' equity	63,642,969	59,012,323
Total liabilities and stockholders' equity	$106,651,280	$87,937,094

See accompanying notes to consolidated financial statements.

Page 18 of 72

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Income
for the years ended December 27, 2003, December 28, 2002 and December 31, 2001

	2003	2002	2001
Revenue:
Net sales	$224,853,226	$209,567,012	$226,263,541
Other income	2,022,954	565,135	390,239
	226,876,180	210,132,147	226,653,780

Costs and expenses:
Cost of sales	196,290,476	181,350,538	194,979,382
Selling, general and administrative	22,247,343	21,964,703	21,451,857
Interest	782,662	995,523	2,168,359
	219,320,481	204,310,764	218,599,598
Income before income taxes	7,555,699	5,821,383	8,054,182

Income taxes	2,914,000	2,241,000	3,142,000
Net income	$4,641,699	$3,580,383	$4,912,182

Earnings per share:
Basic	$.39	$.30	$.41
Diluted	.38	.30	.41

Shares used in the computation of
earnings per share:
Basic	11,921,777	11,904,395	11,890,049
Diluted	12,139,590	12,095,579	11,966,878

See accompanying notes to consolidated financial statements.

Page 19 of 72

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders' Equity
for the years ended December 27, 2003, December 28, 2002 and December 31, 2001
								Accumulated
								Accumulated
								Other
								Compre-	Total
					Additional			hensive	Stock-
	Class A Common Stock		Class B Common Stock		Paid-In	Retained	Treasury	Income	holders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	(Loss)	Equity
Balance, January 1, 2001	11,220,565	$1,122,057	1,917,394	$191,739	$55,615,704	$13,620,142	$(19,736,831)	$-	$50,812,811

Net income	-	-	-	-	-	4,912,182	-	-	4,912,182
Unrealized loss on hedge
activity, net of tax	-	-	-	-	-	-	-	(242,069)	(242,069)
Total comprehensive
income									4,670,113
Acquisition of 132,575
shares of treasury stock	-	-	-	-	-	-	(406,994)	-	(406,994)
Balance, December 31, 2001	11,220,565	1,122,057	1,917,394	191,739	55,615,704	18,532,324	(20,143,825)	(242,069)	55,075,930

Net income	-	-	-	-	-	3,580,383	-	-	3,580,383
Unrealized gain on hedge
activity, net of tax	-	-	-	-	-	-	-	112,273	112,273
Total comprehensive
income									3,692,656
Exercise of stock options	64,262	6,426	-	-	245,465	-	-	-	251,891
Acquisition of 1,900
shares of treasury stock	-	-	-	-	-	-	(8,154)	-	(8,154)
Balance, December 28, 2002	11,284,827	1,128,483	1,917,394	191,739	55,861,169	22,112,707	(20,151,979)	(129,796)	59,012,323

Net income	-	-	-	-	-	4,641,699	-	-	4,641,699
Unrealized gain on hedge
activity, net of tax	-	-	-	-	-	-	-	111,699	111,699
Total comprehensive
income									4,753,398
10% Common Stock
dividend	891,634	89,163	191,739	19,174	5,308,529	(5,416,866)	-	-	-
Cash dividend	-	-	-	-	-	(298,094)	-	-	(298,094)
Exercise of stock options	74,508	7,451	-	-	278,482	-	-	-	285,933
Tax benefit of
disqualifying stock
option dispositions	-	-	-	-	74,000	-	-	-	74,000
Acquisition of 45,366
shares of treasury stock	-	-	-	-	-	-	(184,591)	-	(184,591)
Balance, December 27, 2003	12,250,969	$1,225,097	2,109,133	$210,913	$61,522,180	$21,039,446	$(20,336,570)	$(18,097)	$63,642,969

See accompanying notes to consolidated financial statements.

Page 20 of 72

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows
for the years ended December 27, 2003, December 28, 2002 and December 31, 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$4,641,699	$3,580,383	$4,912,182
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,366,764	3,958,478	4,329,171
Impairment charge	497,406	-	-
Amortization of intangibles and goodwill	51,542	70,412	156,880
Provision (credit) for losses on doubtful
receivables	25,983	(33,050)	11,459
Deferred income taxes	858,000	365,000	(157,000)
Tax benefit of disqualifying stock option
dispositions	74,000	-	-
Loss (gain) on sale of property, plant and
equipment	(1,084,868)	23,971	(10,667)
Changes in operating assets and liabilities:
Accounts receivable	(4,923,856)	1,166,394	4,347,634
Inventories	(12,397,115)	2,942,473	5,073,709
Other current assets	(261,165)	(817,987)	(684,654)
Trade accounts payable	3,652,015	(1,106,253)	(205,370)
Other current liabilities	1,807,683	(1,420,805)	(1,882,769)

Net cash provided by (used in) operating
activities	(3,691,912)	8,729,016	15,890,575

Cash flows from investing activities:
Proceeds from sale of property, plant and
equipment	2,276,274	46,174	27,496
Additions to property, plant and
equipment	(5,823,006)	(2,814,734)	(1,888,271)
Deposit	-	(1,000,000)	-
Decrease (increase) in other assets	(414,679)	119,032	48,375

Net cash (used in) investing activities	(3,961,411)	(3,649,528)	(1,812,400)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt	93,148,890	16,886,439	55,341,024
Repayments of revolving line of credit and other
long-term debt	(85,251,160)	(22,238,677)	(69,003,547)
Payment of cash dividends	(298,094)	-	-
Proceeds from exercise of stock options	231,634	201,140	-
Acquisition of treasury stock	(184,591)	(8,154)	(406,994)

Net cash provided by (used in) financing
activities	7,646,679	(5,159,252)	(14,069,517)

Increase (decrease) in cash and cash equivalents	(6,644)	(79,764)	8,658

Cash and cash equivalents, beginning of year	112,898	192,662	184,004

Cash and cash equivalents, end of year	$106,254	$112,898	$192,662

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$798,935	$1,034,000	$2,183,080
Income taxes	2,126,821	2,716,718	3,765,050

See accompanying notes to consolidated financial statements.

Page 21 of 72

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the "Company") manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company's truck body products include cut-away and dry freight van bodies, refrigerated units, stake bodies and other specialized trucks. The Company also manufactures shuttle buses. At December 27, 2003, the Company had 18 manufacturing, distribution and supply facilities. The Company's customers are located principally in the United States.

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

Fiscal Year End - Effective January 1, 2002, the Company changed its fiscal year from a calendar year ending December 31 to a 52 or 53 week fiscal year ending the last Saturday in December. The fiscal years ended December 27, 2003 and December 28, 2002 each contained 52 weeks.

Revenue Recognition - The production of specialized truck bodies and shuttle buses starts when an order is received from the customer. Revenue is recognized when the unit is shipped to the customer in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statement." Revenue on certain customer requested bill and hold transactions is recognized when title transfers and customer notification occurs. These transactions meet the requirements for bill and hold accounting under SAB 101.

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

Page 22 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

The following is a summary of interest rate swap agreements outstanding at December 27, 2003 and December 28, 2002:

Notional Amount

2003 2002 Fixed Rate Maturity

$2,091,000 $5,528,000 5.8% May 11, 2004

--- 1,050,000 5.8% September 30, 2003

The actual market or credit exposure of these types of financial instruments is significantly less than the notional amounts. The primary risk associated with the swaps is the inability of counterparties to meet the terms of the contracts. The Company does not expect the counterparties to fail to meet their respective obligations.

The Company accounts for the fair value of its interest rate swap agreements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value in the balance sheet and recognizing the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has designated its hedge arrangements to be highly effective cash flow hedges to fix future interest payments. The Company expects to hold theses interest rate swaps through their maturity and the fair value of the swaps will reverse out of accumulated other comprehensive loss with the passage of time. Based on the Company's derivative positions at December 27, 2003 and December 28, 2002, the Company recorded a liability of $29,190 and $209,348, respectively, for the fair value of its derivative portfolio and credited (net of income taxes) accumulated other comprehensive loss for the changes in fair value during the years.

The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 27, 2003 and December 28, 2002 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 27, 2003 and December 28, 2002, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. During 2002, the Company made an interest bearing cash deposit of $1,000,000 to secure the payment of amounts due under certain insurance policies. This amount is included in other current assets at December 27, 2003 and December 28, 2002.

Page 23 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Accounts Receivable - The Company accounts for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. The Company does not accrue interest on any of its trade receivables.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is determined by management based on the Company's historical losses, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

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

Assets Held for Sale - During 2002, the Company ceased business operations at its North Carolina manufacturing facility and reclassified the property to assets held for sale. In the fourth quarter of 2003, the Company recognized an impairment loss of $497,406 as it lowered the sales price of the property.

Intangible Assets - Intangible assets subject to amortization consist of favorable lease agreements with a cost of $1,048,167 less accumulated amortization ($966,559 in 2003 and $915,017 in 2002). The favorable leases are being amortized using the straight-line method over the twenty-five year term of the lease which includes renewal terms. Amortization expense for the years ended December 27, 2003, December 28, 2002 and December 31, 2001 was $51,542, $70,412 and $53,112, respectively. Annual amortization expense is estimated to be $51,542 for 2004 and $30,066 for 2005.

Page 24 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Goodwill - The carrying value of goodwill at December 27, 2003 and December 28, 2002 aggregates $735,014. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under the provisions of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, goodwill is tested for impairment at least annually at the reporting unit level and other intangible assets deemed to have an indefinite life are tested for impairment at least annually. The effect of adopting SFAS No. 142 was to increase net income by $103,768 or $.01 per basic and diluted share for the fiscal years ended 2003 and 2002. Adjusted net income for the fiscal year ended 2001, as if the provisions of SFAS No. 142 had been applied retroactively to the beginning of this period, would have been $5,015,950 or $.42 per basic and diluted share.

Evaluation of Impairment of Long-Lived Assets - Effective January 1, 2002, the Company adopted SFAS No. 144, "Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. As previously noted, the Company recognized in the fourth quarter of 2003 a $497,406 impairment charge on assets held for sale. Management believes that no other material impairment of long-lived assets exists at December 27, 2003.

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

Page 25 of 72

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

	The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

		2003	2002	2001
	Net income, as reported	$4,641,699	$3,580,383	$4,912,182
	Add: Stock-based compensation
	expense included in reported
	net income, net of tax	50,706	67,286	38,620
	Deduct: Stock-based compensation
	expense determined under fair
	value based method, net of tax	(381,782)	(313,721)	(261,336)

	Pro forma net income	$4,310,623	$3,333,948	$4,689,466

	Basic earnings per share, as reported	$.39	$.30	$.41
	Pro forma basic earnings per share	.36	.28	.39

	Diluted earnings per share, as reported	.38	.30	.41
	Pro forma diluted earnings per share	.36	.28	.39

	The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

		2003	2002	2001
	Risk free interest rate	2.6%	3.8%	4.6%
	Expected life	5 years	5 years	5 years
	Expected volatility	37.2%	38.5%	38.3%
	Expected dividends	-	-	-

	Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale. Estimated warranty costs are provided at the time of sale and are based upon historical experience. Warranty activity for the years ended December 27, 2003, December 28, 2002 and December 31, 2001 is as follows:

		2003	2002	2001
	Accrued warranty at beginning of year	$1,000,000	$1,025,000	$1,018,000
	Warranty expense	1,129,671	1,071,080	1,481,096
	Warranty claims paid	(1,070,671)	(1,096,080)	(1,474,096)
	Accrued warranty at end of year	$1,059,000	$1,000,000	$1,025,000

	Income Taxes - Deferred income taxes are determined using the liability method.

Page 26 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

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

	Segment Information - The Company's principal business is manufacturing specialized vehicles. Management has not separately organized the business beyond specialized vehicles and vertically integrated fiberglass manufacturing processes. The vertically integrated fiberglass manufacturing subsidiary constitutes a segment by definition of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"; however, this segment does not meet the quantitative thresholds for separate disclosure as set forth in this statement. The vertically integrated fiberglass manufacturing subsidiary's revenues are less than 10 percent of consolidated revenues, the absolute amount of it's reported income is less than 10 percent of the absolute amount of consolidated net income, and finally, its assets are less than 10 percent of consolidated assets.

	New Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this statement had no significant effect on the Company's consolidated financial statements.

Page 27 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

	Reclassifications - Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on stockholders' equity or net income as previously reported.

2.	INVENTORIES.

	Inventories consist of the following:

		2003	2002
	Raw materials	$19,763,424	$12,681,723
	Work-in-progress	6,593,014	4,609,291
	Finished goods	9,839,965	6,508,274

	Total	$36,196,403	$23,799,288

3.	PROPERTY, PLANT AND EQUIPMENT.

	Property, plant and equipment consists of the following:

		2003	2002
	Land and improvements	$ 7,630,965	$ 7,124,226
	Buildings and improvements	21,793,758	18,955,026
	Leasehold improvements	7,196,554	7,197,299
	Machinery and equipment	34,560,253	32,966,670
		71,181,530	66,243,221
	Less, Accumulated depreciation and
	amortization	33,736,629	30,640,333

	Property, plant and equipment,
	net	$37,444,901	$35,602,888

Page 28 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

4.	LONG-TERM DEBT.

	Long-term debt consists of the following:

		2003	2002
	Revolving line of credit	$13,558,276	$1,890,209

	Term note payable in quarterly installments
	of $609,143 plus interest at LIBOR plus
	certain basis points determined by the
	Company's leverage ratio (effective rates of
	2.17% and 2.32% at December 27, 2003 and
	December 28, 2002, respectively), with final
	maturity in May 2004	2,091,426	5,527,998

	Obligations under industrial development
	revenue bonds, variable rates, with maturities
	in August 2010 and April 2015, collateralized
	by real estate	4,275,000	4,608,765

	Total	19,924,702	12,026,972

	Less, Current maturities	2,558,093	4,660,114

	Long-term debt	$17,366,609	$7,366,858

	The revolving line of credit, term note and a letter of credit facility are part of a master credit agreement (the "Credit Agreement"). All borrowings under the Credit Agreement are unsecured. The Credit Agreement, as amended through January 5, 2004, provides for a revolving line of credit facility as defined, up to $20 million ($12 million at December 27, 2003 and December 28, 2002). Interest on outstanding borrowings under the revolving line of credit is based on the bank's prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company's leverage ratio, as defined (effective rate of 3.06% at December 27, 2003). The Company's cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit. Checks outstanding in excess of bank balances were $5,758,276 and $1,890,209 at December 27, 2003 and December 28, 2002, respectively. The revolving line of credit also requires a quarterly commitment fee ranging from 1/8% to 1/4% per annum depending on the Company's financial ratios and based upon the average daily unused portion. Any amounts outstanding under the revolving line of credit will be due at maturity, June 30, 2006.

Page 29 of 72

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

4.	LONG-TERM DEBT, Concluded.

	In addition to the required quarterly installments, the term note requires an annual principal payment to be paid within 105 days after year end, equal to 20% of the preceding year's net income which exceeds $5.0 million, with such additional annual payment not to exceed $1.0 million in any year. Although no additional principal payment was required in 2003 based upon net income for the year ended December 28, 2002, the Company made an additional principal payment of $1.0 million during 2003. No additional principal payment is required to be made in 2004 based upon net income for the year ended December 27, 2003.

	Outstanding letters of credit, which reduce availability under the credit facility, aggregated $2.5 million and $1.2 million at December 27, 2003 and December 28, 2002, respectively. Under separate agreements, at December 27, 2003 the Company has outstanding $4.3 million ($4.6 million at December 28, 2002) in irrevocable letters of credit in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

	The Credit Agreement contains, among other matters, certain restrictive covenants including required financial ratios.

	Maturities of long-term debt for each of the next five years are as follows: 2004 - $2,558,093; 2005 - $433,333; 2006 - $13,924,943; 2007 - $508,333 and 2008 - $441,667.

5.	RETIREMENT PLAN.

	The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed one year of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match thirty percent of employees' contributions up to seven percent of the employees' compensation. The Board of Directors may increase or decrease the Company's contribution on a year-to-year basis. Expense related to this plan was $479,144, $492,498 and $436,045 for the fiscal years ended 2003, 2002 and 2001, respectively.

Page 30 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

6.	STOCKHOLDERS' EQUITY.

	Preferred Stock

	The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value), of which none has been issued. The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

	Common Stock Dividends

	The Board of Directors declared a 10% common stock dividend on September 24, 2003. The 10% stock dividend was paid on October 16, 2003 to stockholders of record as of October 6, 2003. All share and per share data have been adjusted to reflect the stock dividend on a retroactive basis.

	Convertible Class B Common Stock

	Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors, rounded to the lowest whole number. Holders of Class B Common Stock elect the remainder of the directors.

	Stock Options

	During 1992, the Company adopted the 1992 Stock Option Plan under which 441,229 shares of Class A Common Stock were reserved for grant. On October 29, 1998, the Company's Board of Directors approved, and the Company's stockholders subsequently ratified, the 1998 Stock Option Plan under which 869,087 shares of Class A Common Stock were reserved for grant. On January 31, 2001, the Company's Board of Directors approved, and the Company's stockholders subsequently ratified, the 2001 Stock Option Plan under which 825,000 shares of Class A Common Stock were reserved for grant. Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. For persons age sixty-five and younger as of the date of grant, no options may be exercised during the first year after the date of grant and are exercisable cumulatively in three installments of 33 1/3% each year thereafter. For persons over age sixty-five as of the date of grant, one half of the options may be exercised during the first year and thereafter all options may be exercised. Options granted under the stock option plans expire five years after the date of grant.

Page 31 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

6.	STOCKHOLDERS' EQUITY, Concluded.

	The following table summarizes stock option activity:
		Number of Shares	Weighted - Average Exercise Price
	Outstanding, January 1, 2001	1,123,935	$4.47

	Granted	90,682	2.85
	Expired or canceled	(60,305)	4.61

	Outstanding, December 31, 2001	1,154,312	4.34

	Granted	396,000	5.10
	Exercised	(70,688)	2.85
	Expired or canceled	(146,452)	4.66

	Outstanding, December 28, 2002	1,333,172	4.59

	Granted	368,500	4.54
	Exercised	(74,508)	3.11
	Expired or canceled	(294,417)	6.10

	Outstanding, December 27, 2003	1,332,747	4.36

	As of December 27, 2003, 474,985 shares were reserved for the granting of future stock options compared to 549,068 shares at December 28, 2002.

	Options outstanding at December 27, 2003 have a weighted-average remaining contractual life of 2.83 years. Information about stock options outstanding and exercisable at December 27, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 27, 2003	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable at December 27, 2003	Weighted - Average Exercise Price

$4.87 - $5.36	300,139	1.33 years	$4.92	300,139	$4.92
2.85 - 3.13	235,108	1.85 years	2.89	235,108	2.89
2.85	93,500	2.35 years	2.85	62,332	2.85
5.09 - 5.60	341,000	3.35 years	5.14	124,662	5.14
3.77	11,000	3.80 years	3.77	3,666	3.77
4.50 - 4.95	352,000	4.36 years	4.54	8,250	4.50
	1,332,747			734,157	4.12

At December 28, 2002 and December 31, 2001, there were exercisable options outstanding to purchase 686,303 and 541,418 shares at weighted-average exercise prices of $4.78 and $5.15, respectively.

The weighted-average grant-date fair values of options granted during the years ended December 27, 2003 and December 28, 2002 were $1.65 and $2.00, respectively.

Page 32 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

7.	INCOME TAXES.

	Income taxes consist of the following:

		2003	2002	2001
	Federal:
	Current	$1,831,000	$1,674,000	$2,882,000
	Deferred	703,000	317,000	(129,000)
		2,534,000	1,991,000	2,753,000

	State:
	Current	225,000	202,000	417,000
	Deferred	155,000	48,000	(28,000)
		380,000	250,000	389,000
	Total	$2,914,000	$2,241,000	$3,142,000

	The deferred tax assets and the deferred tax liabilities were as follows:

			2003	2002
	Deferred tax assets:
	Receivables		$ 139,790	$ 143,410
	Inventories		432,280	366,056
	Accrued liabilities		887,353	1,033,964
	Unrealized hedge loss		11,093	79,552
	Total deferred tax assets		1,470,516	1,622,982

	Deferred tax liabilities:
	Depreciation		2,822,237	2,383,109
	Other		372,354	37,489
	Total deferred tax liabilities		3,194,591	2,420,598

	Net deferred income tax liabilities		$1,724,075	$ 797,616

	A reconciliation of the provision for income taxes to the amount computed by applying the statutory Federal income tax rate (34%) to income before income taxes is as follows:

		2003	2002	2001
	Income taxes at statutory rate	$2,568,900	$1,979,300	$2,738,400
	State income taxes, net of federal
	benefit	250,800	165,000	256,700
	Amortization of goodwill	-	-	36,900
	Other, net	94,300	96,700	110,000
	Total	$2,914,000	$2,241,000	$3,142,000

Page 33 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

8.	COMMITMENTS AND CONTINGENCIES.

	Lease Commitments and Related Party Transactions

	The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from July 2004 through October 2007. Certain of the lease agreements are with related parties for which related party rent expense was $731,306, $746,115 and $742,187 for the fiscal years ended 2003, 2002 and 2001, respectively.

	Rent expense under all operating leases aggregated $937,449, $924,551 and $922,986 for the fiscal years ended 2003, 2002 and 2001, respectively.

	At December 27, 2003, future minimum rental payments under noncancelable operating leases aggregated $1,283,240 and are payable as follows: 2004 - $736,155; 2005 - $467,481; 2006 - $65,604; and 2007 - $14,000.

	In addition to the above related party lease transactions, the Company purchases delivery services and rented the use of an aircraft from companies owned by officers/directors of the Company. During the fiscal years ended 2003, 2002 and 2001, the Company had related party transactions with officers/directors aggregating $3,089,983, $2,714,000 and $2,756,000, respectively. In December 2002, the Company purchased the aircraft, which was previously rented for use, from a company owned by an officer/director of the Company. The purchase price of the aircraft was $440,000.

	Consigned Inventories

	The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturer under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer's agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company's various facilities under the conditions that the Company will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance charge on the chassis. At December 27, 2003 and December 28, 2002, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated $26.7 million and $28.7 million, respectively. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Page 34 of 72
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Concluded

8.	COMMITMENTS AND CONTINGENCIES, Concluded.

	Self-Insurance

	The Company is self-insured for a portion of product liability ($100,000 per occurrence with no annual aggregate), certain employee health benefits ($200,000 annually per employee with an annual aggregate of approximately $5,700,000) and workers' compensation in certain states ($250,000 per occurrence with no annual aggregate). The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

	Stock Repurchase Programs

	On December 20, 2000, the Board of Directors announced a "Dutch Auction" offer to its stockholders to acquire up to 1,500,000 shares of its Class A and Class B Common Stock at a price not greater than $3 nor less than $2.25 per share through the close of business on January 23, 2001. The Company purchased 123,475 shares under this repurchase program.

	On February 2, 2001, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions commencing on February 7, 2001 and ending with the close of business on December 31, 2002. On October 24, 2002, this repurchase plan was extended to end with the close of business on December 31, 2003, however effective September 23, 2003, the Board of Directors terminated the plan. The Company purchased 56,366 shares under this repurchase program.

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

Page 35 of 72

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A Description	Column B Balance Beginning of Period	Column C Additions Charged to Costs and Expenses	Column D Deductions	Column E Balance End of Period
Year ended December 27, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$420,000	$26,000	$84,000 (1)	$362,000 (2)

Year ended December 28, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$496,000	($33,000)	$43,000 (1)	$420,000 (2)

Year ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$644,000	11,000	$159,000 (1)	$496,000 (2)

(1) Uncollectible accounts written off, net of recoveries.

(2) Reflected in the consolidated balance sheets as follows: deducted from accounts receivable - $362,000 at December 27, 2003 and December 28, 2002, respectively, and $350,000 at December 31, 2001; deducted from other receivables included in other assets - $58,000 at December 28, 2002 and $146,000 at December 31, 2001.

Page 36 of 72

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
SUPPLEMENTARY DATA

Quarterly Results

			First	Second	Third	Fourth
2003 Quarter
	Net revenue		$49,824,210	$60,749,259	$58,061,838	$58,240,873
	Gross profit		5,927,278	8,056,223	8,657,286	7,944,917
	Net income		418,421	1,237,238	1,808,600	1,177,440
Per share:
		Basic	.04	.10	.15	.10
		Diluted	.04	.10	.15	.10

2002 Quarter
	Net revenue		$49,843,683	$59,537,510	$50,977,060	$49,773,894
	Gross profit		6,873,709	9,993,819	6,279,522	5,634,559
	Net income		801,806	2,163,500	424,677	190,400
Per share:
		Basic	.06	.18	.04	.02
		Diluted	.06	.17	.04	.02

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to rounding and changes in the diluted potential common shares.

Net income for the fourth quarter of 2003 was favorably impacted by $359,000 as a result of gains on sale of two properties, net of an impairment charge on property held for sale.

Page 37 of 72
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
	a.	Evaluation of disclosure controls and procedures.

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

Page 38 of 72
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 15 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year-end for the year covered by this report, under the caption "Independent Public Accountants" of the proxy statement.

Page 39 of 72
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

	a.	The following financial statements and financial statement schedule are included in Item 8 herein:
		1.	Financial Statements

Report of Crowe Chizek and Company LLC, Independent Auditors

Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002

Consolidated Statements of Income for the years ended December 27, 2003, December 28, 2002 and December 31, 2001

Consolidated Statements of Stockholders' Equity for the years ended December 27, 2003, December 28, 2002 and December 31, 2001

Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002 and December 31, 2001

Notes to Consolidated Financial Statements

		2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

		3.	Exhibits

See Index to Exhibits

	b.	Reports on Form 8-K:

A Report on Form 8-K dated November 7, 2003 was filed by the Company to report the issuance of a press release containing the Company's financial results for the quarter ended September 27, 2003.

Page 40 of 72
SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

SUPREME INDUSTRIES, INC.

Date: March 11, 2004					By: /s/Herbert M. Gardner
Herbert M. Gardner, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner				Chairman of the Board and		March 11, 2004
Herbert M. Gardner				President (Principal Executive Officer)

/s/Omer G. Kropf				Executive Vice President and		March 11, 2004
Omer G. Kropf				Director

/s/William J. Barrett				Secretary, Assistant Treasurer and		March 11, 2004
William J. Barrett				Director

/s/Robert W. Wilson				Executive Vice President, Treasurer,		March 11, 2004
Robert W. Wilson				Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)

/s/Robert J. Campbell				Director		March 11, 2004
Robert J. Campbell

/s/Thomas Cantwell				Director		March 11, 2004
Thomas Cantwell

/s/Mark C. Neilson				Director		March 11, 2004
Mark C. Neilson

/s/Rice M. Tilley, Jr.				Director		March 11, 2004
Rice M. Tilley, Jr.

/s/H. Douglas Schrock				Director		March 11, 2004
H. Douglas Schrock

Page 41 of 72
INDEX TO EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 10, 1993 filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 1996 filed as Exhibit 3.3 to the Company's annual report on From 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

3.4	Bylaws of the Company, filed as Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

4.1	Credit Agreement dated as of April 25, 1994, between the Company, Supreme Corporation, and NBD Bank and signed in connection with certain long-term indebtedness, filed as Exhibit 4.25 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.2	First Amendment to Credit Agreement dated February 20, 1996, filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

4.3	Second Amendment to Credit Agreement dated October 25, 1996 filed as Exhibit 4.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

4.4	Third Amendment to Credit Agreement dated June 23, 1998 filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

4.5	Fourth Amendment to the Credit Agreement dated September 30, 1998 signed in connection with certain long term indebtedness, filed as Exhibit 4.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

4.6	Fifth Amendment to the Credit Agreement dated May 12, 1999 signed in connection with certain long term indebtedness, filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

Page 42 of 72
4.7	Sixth Amendment to the Credit Agreement dated May 31, 2000 signed in connection with certain long term indebtedness, filed as Exhibit 4.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

4.8	Seventh Amendment to the Credit Agreement dated April 30, 2001 signed in connection with certain long term indebtedness, filed as Exhibit 4.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

4.9	Credit Agreement dated April 25, 2003, between the Company, Supreme Corporation, and Bank One, NA, signed in connection with certain long-term indebtedness, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the fiscal period ended March 29, 2003, and incorporated herein by reference.

4.10	Credit Agreement dated January 5, 2004, between the Company, Supreme Corporation, and Bank One, NA, signed in connection with certain long-term indebtedness.

10.1	The Company's 1992 Stock Option Plan, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.2	Form of Stock Option grant agreement used to evidence options granted under the Company's 1992 Stock Option Plan, filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.3	The Company's 1998 Stock Option Plan, filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

10.4	Amendment No. 1 to the Company's 1998 Stock Option Plan, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

10.5	Amendment No. 2 to the Company's 1998 Stock Option Plan, filed as Exhibit 10.5 to the Company's annual report on From 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.6	The Company's 2001 Stock Option Plan.

10.7	Amendment No. 1 to the Company's 2001 Stock Option Plan.

10.8	Inventory Loan and Security Agreement dated October 12, 1988, among General Motors Acceptance Corporation and the Company, its subsidiaries, and certain subsidiaries of Supreme Corporation, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

Page 43 of 72
10.9	Form of Demand Promissory Note dated September 28, 1988, from the Company, and relating to the Agreement described 10.3 above, filed as Exhibit 10.20 to the Company's annual report on From 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.10	Intercreditor Agreement dated as of December 31, 1991, among General Motors Acceptance Corporation and Congress Financial Corporation, and relating to the Agreement described in 10.3 above filed as Exhibit 10.14 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.11	Pool Company Wholesale Finance Plan Application for Wholesale Financing and Security Agreements, dated December 5, 1990, among Ford Motor Credit Company and each of Supreme Corporation, Supreme Truck Bodies of California, Inc., Supreme Corporation of Texas, and Supreme Mid-Atlantic Corporation, filed as Exhibit 10.15 to the Company's annual report on form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.12	Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporations Goshen, Indiana facilities, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.13	Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.14	Lease dated August 27, 1990, between Supreme Truck Bodies of California, Inc. and Edgar Maas, individually and as Trustee of the Marsha Maas Testamentary Trust, relating to Supreme Corporation's Riverside, California facility, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31,

10.15	License Agreement dated to be effective November 5, 1992, between Supreme Corporation as license and ACCGRUPPENAB, a Swedish Corporation, as licensor, with respect to certain know-how and patent rights, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.16	Consulting Agreement dated to be effective January 1, 1993, between the Company and William J. Barrett, filed as exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.17	Consulting Agreement dated to be effective January 1, 1993, between the company and Herbert M. Gardner, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.18	Consulting Agreement dated to be effective April 15, 1993, between the Company and Rice M. Tilley, Jr., filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.
Page 44 of 72
10.19	Consulting Agreement dated to be effective April 15, 1993, between the Company and H. Douglas Schrock, filed as Exhibit 10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.20	Employment Contract dated to be effective January 1, 1998, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 1, 1997, and incorporated herein by reference.

10.21	Amendment Number One to employment contract effective January 1, 1998, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.22	Employment Contract dated to be effective May 1, 1998, between Supreme Corporation and Omer G. Kropf, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

10.23	Employment Contract dated to be effective May 1, 2002, between Supreme Corporation and Omer G. Kropf, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 28, 2002, and incorporated herein by reference.

10.24	Employment Contract dated to be effective May 1, 2003, between Supreme Industries, Inc. and Herbert M. Gardner, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal period ended September 27, 2003, and incorporated herein by reference.

10.25	Employment Contract dated to be effective May 1, 2003, between Supreme Industries, Inc. and William J. Barrett, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal period ended September 27, 2003, and incorporated herein by reference.

10.26	Employment Contract dated to be effective July 1, 2003, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal period ended September 27, 2003, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Crowe Chizek and Company LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Page 45 of 72
Exhibit 4.10

Bank One
Credit Agreement

This agreement dated as of January 5, 2004 between Bank One, NA, with its main office in Chicago, IL, and its successors and assigns, (the "Bank"), whose address is 121 W. Franklin St., Elkhart, IN 46516, and Supreme Corporation (the "Borrower"), whose address is 16500 County Road 38, Goshen, IN 46526.

1.	Credit Facilities.

	1.1	Scope. This agreement governs Facility A, and, unless otherwise agreed to in writing by the Bank and the Borrower or prohibited by applicable law, governs the Credit Facilities.

	1.2	Facility A (Line of Credit). The Bank has approved a credit facility to the Borrower in the principal sum not to exceed $20,000,000.00 in the aggregate at any one time outstanding ("Facility A"). Credit under Facility A shall be repayable as set forth in a Line of Credit Note executed concurrently with this agreement, and any renewals, modifications or extensions thereof. The proceeds of Facility A shall be used for the following purpose: Working Capital.

    Non Usage Fee. The Borrower shall pay to the Bank a non-usage fee (the "Non-usage Fee") on the average daily unused portion of Facility A at a rate per annum set forth below opposite the applicable Funded Debt to EBITDA Ratio, payable in arrears within fifteen (15) days of the end of each fiscal quarter for which the fee is owing.

		Funded Debt to EBITDA Ratio			Non Usage Fee
		Greater than or equal to 2.51 to 1.00			.25
		Greater than or equal to 2.50 to 1.00 but less than or equal to 2.01 to 1.00			.20
		Greater than or equal to 2.00 to 1.00 but less than or equal to 1.51 to 1.00			.15
		Less than or equal to 1.50 to 1.00			.125

  Letter of Credit Sub-Limit. At any time the Borrower is entitled to an advance under Facility A, the Bank agrees to issue letters of credit for the account of the Borrower in an amount not in excess of the maximum advance that the Borrower would then be entitled to obtain under Facility A, provided that (a) the aggregate maximum available amount which is drawn and unreimbursed or may be drawn under all letters of credit which are outstanding at any time, including without limitation all letters of credit issued for the account of the Borrower which are outstanding on the date of the Line of Credit Note, shall not exceed $5,000,000.00, (b) the expiration date of any standby letter of credit shall be no later than one year from date of issuance; the expiration date of any commercial letter of credit shall be no later than six months from date of issuance and the issuance of any letter of credit with an expiration date beyond the maturity date of the Line of Credit Note shall be entirely at the discretion of the Bank, (c) any letter of credit shall be a standby or commercial letter of credit and the form of the requested letter of credit shall be satisfactory to the Bank, in the Bank's sole discretion, and (d) the Borrower shall have executed an application and reimbursement agreement for any letter of credit in the Bank's standard form. While any letter of credit is outstanding, the maximum amount of advances that may be outstanding under the Line of Credit Note shall be automatically reduced by the maximum amount available to be drawn under any and all such letters of credit. The Borrower shall pay the Bank a fee for each standby and commercial letter of credit that is issued, calculated at the rate of 1.00% per annum of the original maximum amount available of such standby or commercial letter of credit, with such fee being calculated on the basis of a 360-day year and the actual number of days in the period during which the standby or commercial letter of credit will be outstanding. No credit shall be given for fees paid due to early termination of any letter of credit. The Borrower shall also pay the Bank's standard transaction fees with respect to any transactions

Page 46 of 72

  occurring on an account of any letter of credit. Each fee shall be payable when the related letter of credit is issued, and transaction fees shall be payable upon completion of the transaction as to which they are charged. All fees may be debited by the Bank to any deposit account of the Borrower carried with the Bank without further authority and, in any event, shall be paid by the Borrower within ten (10) days following billing.

2.	Definitions. As used in this agreement, the following terms have the following respective meanings:

	2.1	"Credit Facilities" means all extensions of credit from the Bank to the Borrower, whether now existing or hereafter arising, including but not limited to those described in Section 1.

	2.2	"Liabilities" means all obligations, indebtedness and liabilities of the Borrower to any one or more of the Bank, BANK ONE CORPORATION, and any of their subsidiaries, affiliates or successors, now existing or later arising, including, without limitation, all loans, advances, interest, costs, overdraft indebtedness, credit card indebtedness, lease obligations, or obligations relating to any Rate Management Transaction, all monetary obligations incurred or accrued during the pendency of any bankruptcy, insolvency, receivership or other similar proceedings, regardless of whether allowed or allowable in such proceeding, and all renewals, extensions, modifications, consolidations or substitutions of any of the foregoing, whether the Borrower may be liable jointly with others or individually liable as a debtor, maker, co-maker, drawer, endorser, guarantor, surety or otherwise, and whether voluntarily or involuntarily incurred, due or not due, absolute or contingent, direct or indirect, liquidated or unliquidated. The term "Rate Management Transaction" in this agreement means any transaction (including an agreement with respect thereto) now existing or hereafter entered into among the Borrower, the Bank or BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, which is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, forward transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions) or any combination thereof, whether linked to one or more interest rates, foreign currencies, commodity prices, equity prices or other financial measures.

	2.3	"Notes" means the Line of Credit Note(s) described in Section 1, and all promissory notes, instruments and/or contracts evidencing the terms and conditions of the Liabilities.

	2.4	"Capital Expenditures" means any expenditure or the incurrence of any obligation or liability by the Borrower for any asset which is classified as a capital asset.

	2.5	"Distributions" means all dividends and other distributions made by the Borrower to its shareholders, partners, owners or members, as the case may be, other than salary, bonuses, and other compensation for services expended in the current accounting period.

	2.6	"Subordinated Debt" means debt subordinated to the Bank in manner and by agreement satisfactory to the Bank.

3.	Conditions Precedent.

	3.1	Conditions Precedent to Initial Extension of Credit. Before the first extension of credit governed by this agreement, whether by disbursement of a loan, issuance of a letter of credit, or otherwise, the Borrower shall deliver to the Bank, in form and substance satisfactory to the Bank:

		A.		Loan Documents. The Notes, and as applicable, the letter of credit applications, the security agreements, the pledge agreements, financing statements, mortgages or deeds of trust, the guaranties, the subordination agreements, and any other loan documents which the Bank may reasonably require to give effect to the transactions described in this agreement;

Page 47 of 72
		B.		Evidence of Due Organization and Good Standing. Evidence, satisfactory to the Bank, of the due organization and good standing of the Borrower and every other business entity that is a party to this agreement or any other loan document required by this agreement; and

		C.		Evidence of Authority to Enter into Loan Documents. Evidence that (i) each party to this agreement and any other loan document required by this agreement is authorized to enter into the transactions described in this agreement and the other loan documents, and (ii) the person signing on behalf of each such party is authorized to do.

	3.2	Conditions Precedent to Each Extension of Credit. Before any extension of credit governed by this agreement, whether by disbursement of a loan, issuance of a letter of credit or otherwise, the following conditions must be satisfied:

		A.		Representations. The representations of the Borrower are true on and as of the date of the extension of credit;

		B.		No Event of Default. No default has occurred in any provision of this agreement, the Notes or any agreement related to the Credit Facilities and is continuing or would result from the extension of credit, and no event has occurred which would constitute the occurrence of any default but for the lapse of time until the end of any grace or cure period; and

		C.		Additional Approvals, Opinions, and Documents. The Bank has received any other approvals, opinions and documents as it may reasonably request.

4.	Affirmative Covenants. The Borrower shall:

	4.1	Insurance. Maintain insurance with financially sound and reputable insurers covering its properties and business against those casualties and contingencies and in the types and amounts as are in accordance with sound business and industry practices.

	4.2	Existence. Maintain its existence and business operations as presently in effect in accordance with all applicable laws and regulations, pay its debts and obligations when due under normal terms, and pay on or before their due date, all taxes, assessments, fees and other governmental monetary obligations, except as they may be contested in good faith if they have been properly reflected on its books and, at the Bank's request, adequate funds or security has been pledged to insure payment.

	4.3	Financial Records. Maintain proper books and records of account, in accordance with generally accepted accounting principles, and consistent with financial statements previously submitted to the Bank.

	4.4	Inspection. Permit the Bank to inspect and copy the Borrower's business records at such times and at such intervals as the Bank may reasonably require, and to discuss the Borrower's business, operations, and financial condition with the Borrower's officers and accountants.

	4.5	Financial Reports. Furnish to the Bank whatever information, books and records the Bank may reasonably request, including at a minimum:

		A.		Within forty five (45) days after each quarterly period of Supreme Industries, Inc. and subsidiaries, interim financial statements of Supreme Industries, Inc. and subsidiaries, including a balance sheet as of the end of that period and statements of income, cash flow and retained earnings, from the beginning of that fiscal year to the end of that period, certified as correct by one of the authorized agents of Supreme Industries, Inc. and subsidiaries.

		B.		Within ninety (90) days after and as of the end of each fiscal year of Supreme Industries, Inc. and subsidiaries, a detailed financial statement of Supreme Industries, Inc. and subsidiaries, including a balance sheet and statements of income, cash flow and retained earnings, such financial statements to be audited by an independent certified public accountant of recognized standing acceptable to the Bank in the Bank's sole discretion.
Page 48 of 72
		C.		Via either the EDGAR System or its Home Page, within ninety (90) days after the filing of Supreme Industries, Inc. and subsidiaries' Annual Report on Form 10-K for the fiscal year then ended with the Securities and Exchange Commission, but no event later than ninety (90) days after the end of such fiscal year, the financial statements for such fiscal year as contained in such Annual Report on Form 10-K and, as soon as it shall become available, the annual report to shareholders of Supreme Industries, Inc. and subsidiaries for the fiscal year then ended.

		D.		Via either the EDGAR System or its Home Page, within forty-five (45) days after the filing of Supreme Industries, Inc. and subsidiaries' Quarterly Report on Form 10-Q for the fiscal quarter then ended with the Securities and Exchange Commission, but no event later than forty-five (45) days after the end of such fiscal quarter, copies of the financial statements for such fiscal quarter as contained in such Quarterly Report on Form 10-Q, and, as soon as it shall become available, a quarterly report to shareholders of Supreme Industries, Inc. and subsidiaries for the fiscal quarter than ended.

		E.		Via either the EDGAR System or its Home Page, promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by Supreme Industries, Inc. or any subsidiary with the Securities and Exchange Commission or any governmental authority succeeding to any or all of the functions of said Commission.

If for any reason the EDGAR System and/or its Home Page are not available to Supreme Industries, Inc. and subsidiaries as is required for making available the financial statements or reports referred to above, Supreme Industries, Inc. and subsidiaries shall then furnish a copy of such financial statements or reports to the Bank.

For the purposes of this section, "EDGAR System" means the Electronic Data Gathering Analysis and Retrieval System owned and operated by the United States Securities and Exchange Commission or any replacement system, and "Home Page" means Supreme Industries, Inc. and subsidiaries' corporate home page on the World Wide Web accessible through the Internet via the universal resource locator (URL) identified as "http://www.supremeind.com" or such other universal resource locator that the Borrower shall designate in writing to the Bank as its corporate home page on the World Wide Web.

	4.6	Notices of Claims, Litigation, Defaults, etc. Promptly inform the Bank in writing of (1) all existing and all threatened litigation, claims, investigations, administrative proceedings and similar actions affecting the Borrower which could materially affect the financial condition of the Borrower; (2) the occurrence of any event which gives rise to the Bank's option to terminate the Credit Facilities; (3) the institution of steps by the Borrower to withdraw from, or the institution of any steps to terminate, any employee benefit plan as to which the Borrower may have liability; (4) any additions to or changes in the locations of the Borrower's businesses; and (5) any alleged breach of any provision of this agreement or of any other agreement related to the Credit Facilities by the Bank.

	4.7	Additional Information. Furnish such additional information and statements, as the Bank may request, from time to time.

	4.8	Insurance Reports. Furnish to the Bank, upon request of the Bank, reports on each existing insurance policy showing such information as the Bank may reasonably request.

	4.9	Other Agreements. Comply with all terms and conditions of all other agreements, whether now or hereafter existing, between the Borrower and any other party.

4.10		Title to Assets and Property. Maintain good and marketable title to all of the Borrower's assets and properties.

4.11		Additional Assurances. Make, execute and deliver to the Bank such other agreements as the Bank may reasonably request to evidence the Credit Facilities and to perfect any security interests.

4.12		Employee Benefit Plans. Maintain each employee benefit plan as to which the Borrower may have any liability, in compliance with all applicable requirements of law and regulations.
Page 49 of 72
4.13		Management. Maintain the senior executive or management personnel of the Borrower.

5.	Negative Covenants.

	5.1	Unless otherwise noted, the financial requirements set forth in this section will be computed in accordance with generally accepted accounting principles applied on a basis consistent with financial statements previously submitted by the Borrower to the Bank.

	5.2	Without the written consent of the Bank, the Borrower and Supreme Industries, Inc. and subsidiaries will not:

		A.		Dividends. Acquire or retire any of its shares of capital stock, or declare or pay dividends or make any other distributions upon any of its shares of capital stock, except, if no default or event of default shall exist or shall have occurred and be continuing, Supreme Industries, Inc. and subsidiaries may pay, declare or authorize dividends in its capital stock which, in the aggregate, do not exceed $1,500,000.00 in any fiscal year.

		B.		Sale of Shares. Issue, sell or otherwise dispose of any shares of its capital stock or other securities, or rights, warrants or options to purchase or acquire those shares or securities.

		C.		Debt. Incur, contract for, assume, or permit to remain outstanding, indebtedness for borrowed money, installment obligations, or obligations under capital leases or operating leases, other than (1) unsecured trade debt incurred in the ordinary course of business, (2) indebtedness owing to the Bank, (3) indebtedness reflected in the latest financial statement of the Borrower furnished to the Bank prior to execution of this agreement and that is not to be paid with proceeds of borrowings under the Credit Facilities, and (4) indebtedness outstanding as of the date hereof that has been disclosed to the Bank in writing and that is not to be paid with proceeds of borrowings under the Credit Facilities.

		D.		Guaranties. Guarantee or otherwise become or remain secondarily liable on the undertaking of another, except for endorsement of drafts for deposit and collection in the ordinary course of business.

		E.		Liens. Create or permit to exist any lien on any of its property, real or personal, except: existing liens known to the Bank; liens to the Bank; liens incurred in the ordinary course of business securing current non-delinquent liabilities for taxes, worker's compensation, unemployment insurance, social security and pension liabilities.

		F.		Use of Proceeds. Use, or permit any proceeds of the Credit Facilities to be used, directly or indirectly, for the purpose of "purchasing or carrying any margin stock" within the meaning of Federal Reserve Board Regulation U. At the Bank's request, the Borrower will furnish a completed Federal Reserve Board Form U-1.

		G.		Continuity of Operations. (1) Engage in any business activities substantially different from those in which the Borrower is presently engaged; (2) cease operations, liquidate, merge, transfer, acquire or consolidate with any other entity, change its name, dissolve, or sell any assets out of the ordinary course of business; or (3) enter into any arrangement with any person providing for the leasing by the Borrower or any subsidiary of real or personal property which has been sold or transferred by the Borrower or subsidiary to such person.

		H.		Limitation on Negative Pledge Clauses. Enter into any agreement with any person other than the Bank which prohibits or limits the ability of the Borrower or any of its subsidiaries to create or permit to exist any lien on any of its property, assets or revenues, whether now owned or hereafter acquired.

		I.		Conflicting Agreements. Enter into any agreement containing any provision which would be violated or breached by the performance of the Borrower's obligations under this agreement.

Page 50 of 72
		J.		Operating Leases. Contract for or assume in any manner operating lease obligations if the aggregate of all payments shall exceed $1,500,000.00 in any one fiscal year.

		K.		Debt Service Coverage Ratio. Permit as of each fiscal quarter end, Supreme Industries, Inc. and subsidiaries' ratio of net income before taxes, plus interest expense, plus depreciation expense, plus amortization expense, minus Capital Expenditures which were not financed with long term debt, minus taxes, minus Distributions, for the rolling four (4) quarter period then ending to principal payments made on long term debt, plus capitalized lease payments made, plus scheduled principal and interest payments on Subordinated Debt (whether or not made), plus interest expense, for the same such period to be less than 1.15 to 1.00.

		L.		Funded Debt to EBITDA Ratio. Permit as of each fiscal quarter end, Supreme Industries, Inc. and subsidiaries' ratio of (a) total liabilities excluding (i) accounts arising from the purchase of goods and services in the ordinary course of business, (ii) accrued expenses or losses, and (iii) deferred revenues or gains, to (b) net income, plus amortization, depreciation, interest expense and income taxes, for the rolling four (4) quarter period then ending with such fiscal year, to be greater than 3.00 to 1.00.

	M.	Government Regulation. (1) Be or become subject at any time to any law, regulation, or list of any government agency (including, without limitation, the U.S. Office of Foreign Asset Control list) that prohibits or limits Bank from making any advance or extension of credit to Borrower or from otherwise conducting business with Borrower, or (2) fail to provide documentary and other evidence of Borrower's identity as may be requested by Bank at any time to enable Bank to verify Borrower's identity or to comply with any applicable law or regulation, including, without limitation, Section 326 of the USA Patriot Act of 2001, 31 U.S.C. Section 5318.

6.	Representations by the Borrower. Each Borrower represents that: (a) the execution and delivery of this agreement and the Notes, and the performance of the obligations they impose, do not violate any law, conflict with any agreement by which it is bound, or require the consent or approval of any governmental authority or other third party, (b) this agreement and the Notes are valid and binding agreements, enforceable according to their terms, (c) all balance sheets, profit and loss statements, and other financial statements and other information furnished to the Bank in connection with the Liabilities are accurate and fairly reflect the financial condition of the organizations and persons to which they apply on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates, (d) no litigation, claim, investigation, administrative proceeding or similar action (including those for unpaid taxes) against the Borrower is pending or threatened, and no other event has occurred which may in any one case or in the aggregate materially adversely affect the Borrower's financial condition and properties, other than litigation, claims, or other events, if any, that have been disclosed to and acknowledged by the Bank in writing, (e) all of the Borrower's tax returns and reports that are or were required to be filed, have been filed, and all taxes, assessments and other governmental charges have been paid in full, except those presently being contested by the Borrower in good faith and for which adequate reserves have been provided, (f) the Borrower is not a "holding company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended, (g) the Borrower is not a "holding company", or a "subsidiary company" of a "holding company" or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended, (h) there are no defenses or counterclaims, offsets or adverse claims, demands or actions of any kind, personal or otherwise, that the Borrower could assert with respect to this agreement or the Credit Facilities, (i) the Borrower owns, or is licensed to use, all trademarks, trade names, copyrights, technology, know-how and processes necessary for the conduct of its business as currently conducted, and (j) no part of the proceeds of the Credit Facilities will be used for "purchasing" or "carrying" any "margin stock" within the respective meanings of each of the quoted terms under Regulation U of the Board of Governors of the Federal Reserve System of the United States (the "Board") as now and from time to time hereafter in effect or for any purpose which violates the provisions of any regulations of the Board. Each Borrower, other than a natural person, further represents that: (a) it is duly organized, existing and in good standing pursuant to the laws under which it is organized, and (b) the execution and delivery of this agreement and the Notes and the performance of the obligations they impose (i) are within its powers, (ii) have been duly authorized by all necessary action of its governing body, and (iii) do not contravene the terms of its articles of incorporation or organization, its by-laws, or any partnership, operating or other agreement governing its affairs.

Page 51 of 72
7.	Default/Remedies. If any of the Credit Facilities are not paid at maturity, whether by acceleration or otherwise, or if a default by anyone occurs under the terms of this agreement, the Notes or any agreement related to the Credit Facilities, then the Bank shall have all of the rights and remedies provided by any law or agreement.

8.	Miscellaneous.

	8.1	Notice. Any notices and demands under or related to this document shall be in writing and delivered to the intended party at its address stated herein, and if to the Bank, at its main office if no other address of the Bank is specified herein, by one of the following means: (a) by hand, (b) by a nationally recognized overnight courier service, or (c) by certified mail, postage prepaid, with return receipt requested. Notice shall be deemed given: (a) upon receipt if delivered by hand, (b) on the Delivery Day after the day of deposit with a nationally recognized courier service, or (c) on the third Delivery Day after the notice is deposited in the mail. "Delivery Day" means a day other than a Saturday, a Sunday or any other day on which national banking associations are authorized to be closed. Any party may change its address for purposes of the receipt of notices and demands by giving notice of such change in the manner provided in this provision.

	8.2	No Waiver. No delay on the part of the Bank in the exercise of any right or remedy waives that right or remedy. No single or partial exercise by the Bank of any right or remedy precludes any other future exercise of it or the exercise of any other right or remedy. No waiver or indulgence by the Bank of any default is effective unless it is in writing and signed by the Bank, nor shall a waiver on one occasion bar or waive that right on any future occasion.

	8.3	Integration. This agreement, the Notes, and any agreement related to the Credit Facilities embody the entire agreement and understanding between the Borrower and the Bank and supersede all prior agreements and understandings relating to their subject matter. If any one or more of the obligations of the Borrower under this agreement or the Notes is invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining obligations of the Borrower shall not in any way be affected or impaired, and the invalidity, illegality or unenforceability in one jurisdiction shall not affect the validity, legality or enforceability of the obligations of the Borrower under this agreement or the Notes in any other jurisdiction.

	8.4	Joint and Several Liability. Each Borrower, if more than one, is jointly and severally liable.

	8.5	Governing Law and Venue. This agreement is delivered in the State of Indiana and governed by Indiana law (without giving effect to its laws of conflicts). The Borrower agrees that any legal action or proceeding with respect to any of its obligations under this agreement may be brought by the Bank in any state or federal court located in the State of Indiana, as the Bank in its sole discretion may elect. By the execution and delivery of this agreement, the Borrower submits to and accepts, for itself and in respect of its property, generally and unconditionally, the non-exclusive jurisdiction of those courts. The Borrower waives any claim that the State of Indiana is not a convenient forum or the proper venue for any such suit, action or proceeding.

	8.6	Captions. Section headings are for convenience of reference only and do not affect the interpretation of this agreement.

	8.7	Subsidiaries and Affiliates of the Borrower. To the extent the context of any provisions of this agreement makes it appropriate, including without limitation any representation, warranty or covenant, the word "Borrower" as used in this agreement shall include all of the Borrower's subsidiaries and affiliates. Notwithstanding the foregoing, however, under no circumstances shall this agreement be construed to require the Bank to make any loan or other financial accommodation to any of the Borrower's subsidiaries or affiliates.

Page 52 of 72
	8.8	Survival of Representations and Warranties. The Borrower understands and agrees that in extending the Credit Facilities, the Bank is relying on all representations, warranties, and covenants made by the Borrower in this agreement or in any certificate or other instrument delivered by the Borrower to the Bank under this agreement. The Borrower further agrees that regardless of any investigation made by the Bank, all such representations, warranties and covenants will survive the making of the Credit Facilities and delivery to the Bank of this agreement, shall be continuing in nature, and shall remain in full force and effect until such time as the Borrower's indebtedness to the Bank shall be paid in full.

	8.9	Non-Liability of the Bank. The relationship between the Borrower and the Bank created by this agreement is strictly a debtor and creditor relationship and not fiduciary in nature, nor is the relationship to be construed as creating any partnership or joint venture between the Bank and the Borrower. The Borrower is exercising the Borrower's own judgment with respect to the Borrower's business. All information supplied to the Bank is for the Bank's protection only and no other party is entitled to rely on such information. There is no duty for Bank to review, inspect, supervise or inform the Borrower of any matter with respect to the Borrower's business. The Bank and the Borrower intend that the Bank may reasonably rely on all information supplied by the Borrower to the Bank, together with all representations and warranties given by the Borrower to the Bank, without investigation or confirmation by the Bank and that any investigation or failure to investigate will not diminish the Bank's right to so rely.

8.10		Indemnification of the Bank. The Borrower agrees to indemnify, defend and hold the Bank and BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, and each of their respective shareholders, directors, officers, employees and agents (collectively, the "Indemnified Persons") harmless from any and all obligations, claims, liabilities, losses, damages, penalties, fines, forfeitures, actions, judgments, suits, costs, expenses and disbursements of any kind or nature (including, without limitation, any Indemnified Person's attorneys' fees) (collectively, the "Claims") which may be imposed upon, incurred by or assessed against any Indemnified Person (whether or not caused by any Indemnified Person's sole, concurrent, or contributory negligence) arising out of or relating to this agreement; the exercise of the rights and remedies granted under this agreement (including, without limitation, the enforcement of this agreement and the defense of any Indemnified Person's action or inaction in connection with this agreement); and in connection with the Borrower's failure to perform all of the Borrower's obligations under this agreement, except to the limited extent that the Claims against any such Indemnified Person are proximately caused by such Indemnified Person's willful misconduct. The indemnification provided for in this section shall survive the termination of this agreement and shall extend to and continue to benefit each individual or entity who is or has at any time been an Indemnified Person.

The Borrower's indemnity obligations under this section shall not in any way be affected by the presence or absence of covering insurance, or by the amount of such insurance or by the failure or refusal of any insurance carrier to perform any obligation on its part under any insurance policy or policies affecting the Borrower's assets or the Borrower's business activities. Should any Claim be made or brought against any Indemnified Person by reason of any event as to which the Borrower's indemnification obligations apply, then, upon any Indemnified Person's demand, the Borrower, at its sole cost and expense, shall defend such Claim in the Borrower's name, if necessary, by the attorneys for the Borrower's insurance carrier (if such Claim is covered by insurance), or otherwise by such attorneys as any Indemnified Person shall approve. Any Indemnified Person may also engage its own attorneys at its reasonable discretion to defend the Borrower and to assist in its defense and the Borrower agrees to pay the fees and disbursements of such attorneys.

8.11		Counterparts. This agreement may be executed in multiple counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts, taken together, shall constitute one and the same agreement.

8.12		Sole Discretion of the Bank. Whenever the Bank's consent or approval is required under this agreement, the decision as to whether or not to consent or approve shall be in the sole and exclusive discretion of the Bank and the Bank's decision shall be final and conclusive.

8.13		Advice of Counsel. The Borrower acknowledges that it has been advised by counsel, or had the opportunity to be advised by counsel, in the negotiation, execution and delivery of this agreement and any documents executed and delivered in connection with the Credit Facilities.
Page 53 of 72
8.14		Recovery of Additional Costs. If the imposition of or any change in any law, rule, regulation, or guideline, or the interpretation or application of any thereof by any court or administrative or governmental authority (including any request or policy not having the force of law) shall impose, modify, or make applicable any taxes (except federal, state, or local income or franchise taxes imposed on the Bank), reserve requirements, capital adequacy requirements, or other obligations which would (A) increase the cost to the Bank for extending or maintaining the Credit Facilities, (B) reduce the amounts payable to the Bank under the Credit Facilities, or (C) reduce the rate of return on the Bank's capital as a consequence of the Bank's obligations with respect to the Credit Facilities, then the Borrower agrees to pay the Bank such additional amounts as will compensate the Bank therefor, within five (5) days after the Bank's written demand for such payment. The Bank's demand shall be accompanied by an explanation of such imposition or charge and a calculation in reasonable detail of the additional amounts payable by the Borrower, which explanation and calculations shall be conclusive in the absence of manifest error.

8.15		Conflicting Terms. If this agreement is inconsistent with any provision in any agreement related to the Credit Facilities, the Bank shall determine, in the Bank's sole and absolute discretion, which of the provisions shall control any such inconsistency.

8.16		Expenses. The Borrower agrees to pay or reimburse the Bank for all its out-of-pocket costs and expenses and reasonable attorneys' fees (including the fees of in-house counsel) incurred in connection with the development, preparation and execution of, and in connection with the enforcement or preservation of any rights under, this agreement, any amendment, supplement, or modification thereto, and any other documents prepared in connection herewith or therewith. These costs and expenses include without limitation any costs or expenses incurred by the Bank in any bankruptcy, reorganization, insolvency or other similar proceeding.

9.	USA PATRIOT ACT NOTIFICATION. The following notification is provided to Borrower pursuant to Section 326 of the USA Patriot Act of 2001, 31 U.S.C. Section 5318:

IMPORTANT INFORMATION ABOUT PROCEDURES FOR OPENING A NEW ACCOUNT. To help the government fight the funding of terrorism and money laundering activities, Federal law requires all financial institutions to obtain, verify, and record information that identifies each person or entity that opens an account, including any deposit account, treasury management account, loan, other extension of credit, or other financial services product. What this means for Borrower: When Borrower opens an account, if Borrower is an individual Bank will ask for Borrower's name, taxpayer identification number, residential address, date of birth, and other information that will allow Bank to identify Borrower, and if Borrower is not an individual Bank will ask for Borrower's name, taxpayer identification number, business address, and other information that will allow Bank to identify Borrower. Bank may also ask, if Borrower is an individual to see Borrower's driver's license or other identifying documents, and if Borrower is not an individual to see Borrower's legal organizational documents or other identifying documents.

10.	WAIVER OF SPECIAL DAMAGES. THE BORROWER WAIVES, TO THE MAXIMUM EXTENT NOT PROHIBITED BY LAW, ANY RIGHT THE UNDERSIGNED MAY HAVE TO CLAIM OR RECOVER FROM THE BANK IN ANY LEGAL ACTION OR PROCEEDING ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES.

11.	JURY WAIVER. THE BORROWER AND THE BANK HEREBY VOLUNTARILY, KNOWINGLY, IRREVOCABLY AND UNCONDITIONALLY WAIVE ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE (WHETHER BASED ON CONTRACT, TORT, OR OTHERWISE) BETWEEN THE BORROWER AND THE BANK ARISING OUT OF OR IN ANY WAY RELATED TO THIS DOCUMENT. THIS PROVISION IS A MATERIAL INDUCEMENT TO THE BANK TO PROVIDE THE FINANCING DESCRIBED HEREIN.

Page 54 of 72
Address(es) for Notices:					Borrower:
2581 Kercher Road					Supreme Corporation
Goshen, IN 46528

Attn:					By: /S/ Robert W. Wilson
Robert W. Wilson CFO
Printed Name Title

Date Signed:

Address for Notices:					Bank:
Bank One, NA, with its main office in
121 W. Franklin St.					Chicago, IL
Elkhart, IN 46516

Attn:					By: /S/ Daniel C. Oakley
Daniel C. Oakley First Vice President
Printed Name Title

Date Signed:

Page 55 of 72
Bank One
Line of Credit Note

$20,000,000.00
Due: June 30, 2006					Date: January 5, 2004

Promise to Pay. On or before June 30, 2006, for value received, Supreme Corporation (the "Borrower") promises to pay to Bank One, NA, with its main office in Chicago, IL, whose address is 121 W. Franklin St., Elkhart, IN 46516 (the "Bank") or order, in lawful money of the United States of America, the sum of Twenty Million and 00/100 Dollars ($20,000,000.00) or such lesser sum as is indicated on Bank records, plus interest as provided below.

Definitions. As used in this Note, the following terms have the following respective meanings:

"Advance" means a Eurodollar Advance or a Prime Rate Advance and "Advances" means all Eurodollar Advances and all Prime Rate Advances under this Note.

"Applicable Margin" means with respect to any Prime Rate Advance or Eurodollar Advance, as the case may be, the rate per annum set forth below opposite the applicable Funded Debt to EBITDA Ratio. Funded Debt to EBITDA Ratio is defined in the Credit Agreement.

	Funded Debt to EBITDA Ratio			Applicable Margin
				Prime Rate Advance	Eurodollar Advance
	Greater than or equal to 2.51 to 1.00			0.00%	2.00%
	Greater than or equal to 2.50 to 1.00 but less than or equal to 2.01 to 1.00			0.00%	1.75%
	Greater than or equal to 2.00 to 1.00 but less than or equal to 1.51 to 1.00			0.00%	1.50%
	Less than or equal to 1.50 to 1.00			0.00%	1.25%

The Applicable Margin shall, in each case, be determined and adjusted quarterly on the first day of the month after the date of delivery of the quarterly and annual financial statements required by the Credit Agreement, provided, however, that if such financial statements are not delivered within two Business Days after the required date (each, an "Interest Determination Date"), the Applicable Margin shall increase to the maximum percentage amount set forth in the table above from the date such financial statements were required to be delivered to the Bank until received by the Bank. The Applicable Margin shall be effective from an Interest Determination Date until the next Interest Determination Date. Such determinations by the Bank shall be conclusive absent manifest error. The initial Applicable Margin for Prime Rate Advances is 0.00% and for Eurodollar Advances is 1.25%.

"Credit Agreement" means a certain Credit Agreement, dated January 5, 2004, between the Borrower and the Bank.

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
Page 56 of 72
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

"Interest Period" means, with respect to a Eurodollar Advance, a period of one (1), three (3) or six (6) month(s) commencing on a Business Day selected by the Borrower pursuant to this Note. Such Interest Period shall end on the day which corresponds numerically to such date one (1), three (3) or six (6) month(s) thereafter, as applicable, provided, however, that if there is no such numerically corresponding day in such first, third or sixth succeeding month(s), as applicable, such Interest Period shall end on the last Business Day of such first, third or sixth succeeding month(s), as applicable. If an Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the next succeeding Business Day, provided, however, that if said next succeeding Business Day falls in a new calendar month, such Interest Period shall end on the immediately preceding Business Day.

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

Interest Rates. The Advance(s) evidenced by this Note may be drawn down and remain outstanding as up to five (5) Eurodollar Advances and/or a Prime Rate Advance. The Borrower shall pay interest to the Bank on the outstanding and unpaid principal amount of each Prime Rate Advance at the Prime Rate plus the Applicable Margin and each Eurodollar Advance at the Eurodollar Rate. Interest shall be calculated on the basis of the actual number of days elapsed in a year of 360 days. In no event shall the interest rate applicable to any Advance exceed the maximum rate allowed by law. Any interest payment which would for any reason be deemed unlawful under applicable law shall be applied to principal.

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

Notice and Manner of Electing Interest Rates on Advances. The Borrower shall give the Bank written notice (effective upon receipt) of the Borrower's intent to draw down an Advance under this Note no later than 11:00 a.m. Eastern time, one (1) Business Day before disbursement, if the full amount of the drawn Advance is to be disbursed as a Prime Rate Advance and three (3) Business Days before disbursement, if any part of such Advance is to be disbursed as a Eurodollar Advance. The Borrower's notice must specify: (a) the disbursement date, (b) the amount of each Advance, (c) the type of each Advance (Prime Rate Advance or Eurodollar Advance), and (d) for each Eurodollar Advance, the duration of the applicable Interest Period; provided, however, that the Borrower may not elect an Interest Period ending after the maturity date of this Note. Each Eurodollar Advance shall be in a minimum amount of One Hundred Thousand and 00/100 Dollars ($100,000.00). All notices under this paragraph are irrevocable. By the Bank's close of business on the disbursement date and upon fulfillment of the conditions set forth herein and in any other of the Related Documents, the Bank shall disburse the requested Advances in immediately available funds by crediting the amount of such Advances to the Borrower's account with the Bank.

Page 57 of 72
Conversion and Renewals. The Borrower may elect from time to time to convert one type of Advance into another or to renew any Advance by giving the Bank written notice no later than 11:00 a.m. Eastern time, one (1) Business Day before conversion into a Prime Rate Advance and three (3) Business Days before conversion into or renewal of a Eurodollar Advance, specifying: (a) the renewal or conversion date, (b) the amount of the Advance to be converted or renewed, (c) in the case of conversion, the type of Advance to be converted into (Prime Rate Advance or Eurodollar Advance), and (d) in the case of renewals of or conversion into a Eurodollar Advance, the applicable Interest Period, provided that (i) the minimum principal amount of each Eurodollar Advance outstanding after a renewal or conversion shall be One Hundred Thousand and 00/100 Dollars ($100,000.00); (ii) a Eurodollar Advance can only be converted on the last day of the Interest Period for the Advance; and (iii) the Borrower may not elect an Interest Period ending after the maturity date of this Note. All notices given under this paragraph are irrevocable. If the Borrower fails to give the Bank the notice specified above for the renewal or conversion of a Eurodollar Advance by 11:00 a.m. Eastern time three (3) Business Days before the end of the Interest Period for that Advance, the Advance shall automatically be converted to a Prime Rate Advance on the last day of the Interest Period for the Advance.

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

Principal Payments. All outstanding principal and interest is due and payable in full on June 30, 2006, which is defined herein as the "Principal Payment Date".

Default Rate of Interest. After a default has occurred under this Note, whether or not the Bank elects to accelerate the maturity of this Note because of such default, all Advances outstanding under this Note, including all Eurodollar Advances, shall bear interest at a per annum rate equal to the Prime Rate, plus the Applicable Margin for a Prime Rate Advance, plus three percent (3.00%) from the date the Bank elects to impose such rate. Imposition of this rate shall not affect any limitations contained in this Note on the Borrower's right to repay principal on any Eurodollar Advance before the expiration of the Interest Period for that Advance.

Prepayment. The Borrower may prepay all or any part of any Prime Rate Advance at any time without premium or penalty. The Borrower may prepay any Eurodollar Advance only at the end of an Interest Period.

Funding Loss Indemnification. Upon the Bank's request, the Borrower shall pay the Bank amounts sufficient (in the Bank's reasonable opinion) to compensate it for any loss, cost, or expense incurred as a result of:

A. Any payment of a Eurodollar Advance on a date other than the last day of the Interest Period for the Advance, including, without limitation, acceleration of the Advances by the Bank pursuant to this Note or the Related Documents; or

B. Any failure by the Borrower to borrow or renew a Eurodollar Advance on the date specified in the relevant notice from the Borrower to the Bank.

Page 58 of 72
Additional Costs. If any applicable domestic or foreign law, treaty, government rule or regulation now or later in effect (whether or not it now applies to the Bank) or the interpretation or administration thereof by a governmental authority charged with such interpretation or administration, or compliance by the Bank with any guideline, request or directive of such an authority (whether or not having the force of law), shall (a) affect the basis of taxation of payments to the Bank of any amounts payable by the Borrower under this Note or the Related Documents (other than taxes imposed on the overall net income of the Bank by the jurisdiction or by any political subdivision or taxing authority of the jurisdiction in which the Bank has its principal office), or (b) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by the Bank, or (c) impose any other condition with respect to this Note or the Related Documents and the result of any of the foregoing is to increase the cost to the Bank of maintaining any Eurodollar Advance or to reduce the amount of any sum receivable by the Bank on such an Advance, or (d) affect the amount of capital required or expected to be maintained by the Bank (or any corporation controlling the Bank) and the Bank determines that the amount of such capital is increased by or based upon the existence of the Bank's obligations under this Note or the Related Documents and the increase has the effect of reducing the rate of return on the Bank's (or its controlling corporation's) capital as a consequence of the obligations under this Note or the Related Documents to a level below that which the Bank (or its controlling corporation) could have achieved but for such circumstances (taking into consideration its policies with respect to capital adequacy) by an amount deemed by the Bank to be material, then the Borrower shall pay to the Bank, from time to time, upon request by the Bank, additional amounts sufficient to compensate the Bank for the increased cost or reduced sum receivable. Whenever the Bank shall learn of circumstances described in this section which are likely to result in additional costs to the Borrower, the Bank shall give prompt written notice to the Borrower of the basis for and the estimated amount of any such anticipated additional costs. A statement as to the amount of the increased cost or reduced sum receivable, prepared in good faith and in reasonable detail by the Bank and submitted by the Bank to the Borrower, shall be conclusive and binding for all purposes absent manifest error in computation.

Illegality. If any applicable domestic or foreign law, treaty, rule or regulation now or later in effect (whether or not it now applies to the Bank) or the interpretation or administration thereof by a governmental authority charged with such interpretation or administration, or compliance by the Bank with any guideline, request or directive of such an authority (whether or not having the force of law), shall make it unlawful or impossible for the Bank to maintain or fund the Eurodollar Advances, then, upon notice to the Borrower by the Bank, the outstanding principal amount of the Eurodollar Advances, together with accrued interest and any other amounts payable to the Bank under this Note or the Related Documents on account of the Eurodollar Advances shall be repaid (a) immediately upon the Bank's demand if such change or compliance with such requests, in the Bank's judgment, requires immediate repayment, or (b) at the expiration of the last Interest Period to expire before the effective date of any such change or request provided, however, that subject to the terms and conditions of this Note and the Related Documents the Borrower shall be entitled to simultaneously replace the entire outstanding balance of any Eurodollar Advance repaid in accordance with this section with a Prime Rate Advance in the same amount.

Inability to Determine Interest Rate. If the Bank determines that (a) quotations of interest rates for the relevant deposits referred to in the definition of Eurodollar Rate are not being provided in the relevant amounts or for the relevant maturities for purposes of determining the interest rate on a Eurodollar Advance as provided in this Note, or (b) the relevant interest rates referred to in the definition of Eurodollar Rate do not accurately cover the cost to the Bank of making or maintaining Eurodollar Advances, then the Bank shall forthwith give notice of such circumstances to the Borrower, whereupon (i) the obligation of the Bank to make Eurodollar Advances shall be suspended until the Bank notifies the Borrower that the circumstances giving rise to the suspension no longer exists, and (ii) the Borrower shall repay in full the then outstanding principal amount of each Eurodollar Advance, together with accrued interest, on the last day of the then current Interest Period applicable to the Advance, provided, however, that, subject to the terms and conditions of this Note and the Related Documents, the Borrower shall be entitled to simultaneously replace the entire outstanding balance of any Eurodollar Advance repaid in accordance with this section with a Prime Rate Advance in the same amount.

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

Matters Regarding Payment. The Borrower will pay the Bank at the Bank's address shown above or at such other place as the Bank may designate. Payments shall be allocated among principal, interest and fees at the discretion of the Bank unless otherwise agreed or required by applicable law. Acceptance by the Bank of any payment which is less than the payment due at the time shall not constitute a waiver of the Bank's right to receive payment in full at that time or any other time.

Page 59 of 72
Authorization for Direct Payments (ACH Debits). To effectuate any payment due under this Note, the Borrower hereby authorizes the Bank to initiate debit entries to Account Number 300001862236 at the Bank and to debit the same to such account. This authorization to initiate debit entries shall remain in full force and effect until the Bank has received written notification of its termination in such time and in such manner as to afford the Bank a reasonable opportunity to act on it. The Borrower represents that the Borrower is and will be the owner of all funds in such account. The Borrower acknowledges (1) that such debit entries may cause an overdraft of such account which may result in the Bank's refusal to honor items drawn on such account until adequate deposits are made to such account; (2) that the Bank is under no duty or obligation to initiate any debit entry for any purpose; and (3) that if a debit is not made because the above-referenced account does not have a sufficient available balance, or otherwise, the payment may be late or past due.

Late Fee. If any payment is not received by the Bank within ten (10) days after its due date, the Bank may assess and the Borrower agrees to pay a late fee equal to the greater of: (a) five percent (5.00%) of the past due amount or (b) Twenty Five and 00/100 Dollars ($25.00), up to the maximum amount of One Thousand Five Hundred and 00/100 Dollars ($1,500.00) per late charge.

Business Loan. The Borrower acknowledges and agrees that this Note evidences a loan for a business, commercial, agricultural or similar commercial enterprise purpose, and that all advances made under this Note shall not be used for any personal, family or household purpose.

Credit Facility. The Bank has approved a credit facility to the Borrower in a principal amount not to exceed the face amount of this Note. The credit facility is in the form of advances made from time to time by the Bank to the Borrower. This Note evidences the Borrower's obligation to repay those advances. The aggregate principal amount of debt evidenced by this Note is the amount reflected from time to time in the records of the Bank. Until the earliest of maturity, the occurrence of any default, or the occurrence of any event that would constitute a default but for the giving of notice or the lapse of time or both until the end of any grace or cure period, the Borrower may borrow, pay down and reborrow under this Note subject to the terms of the Related Documents.

Liabilities. The term "Liabilities" in this Note means all obligations, indebtedness and liabilities of the Borrower to any one or more of the Bank, BANK ONE CORPORATION, and any of their subsidiaries, affiliates or successors, now existing or later arising, including, without limitation, all loans, advances, interest, costs, overdraft indebtedness, credit card indebtedness, lease obligations, or obligations relating to any Rate Management Transaction, all monetary obligations incurred or accrued during the pendency of any bankruptcy, insolvency, receivership or other similar proceedings, regardless of whether allowed or allowable in such proceeding, and all renewals, extensions, modifications, consolidations or substitutions of any of the foregoing, whether the Borrower may be liable jointly with others or individually liable as a debtor, maker, co-maker, drawer, endorser, guarantor, surety or otherwise, and whether voluntarily or involuntarily incurred, due or not due, absolute or contingent, direct or indirect, liquidated or unliquidated. The term "Rate Management Transaction" in this Note means any transaction (including an agreement with respect thereto) now existing or hereafter entered into among the Borrower the Bank or BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, which is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, forward transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions) or any combination thereof, whether linked to one or more interest rates, foreign currencies, commodity prices, equity prices or other financial measures.

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

Page 60 of 72
Bank's Right of Setoff. In addition to the Collateral, if any, the Borrower grants to the Bank a security interest in, and the Bank is authorized to setoff and apply, all Accounts, Securities and Other Property, and Bank Debt against any and all Liabilities of the Borrower. This right of setoff may be exercised at any time and from time to time, and without prior notice to the Borrower. This security interest and right of setoff may be enforced or exercised by the Bank regardless of whether or not the Bank has made any demand under this paragraph or whether the Liabilities are contingent, matured, or unmatured. Any delay, neglect or conduct by the Bank in exercising its rights under this paragraph will not be a waiver of the right to exercise this right of setoff or enforce this security interest. The rights of the Bank under this paragraph are in addition to other rights the Bank may have in the Related Documents or by law. In this paragraph: (a) the term "Accounts" means any and all accounts and deposits of the Borrower (whether general, special, time, demand, provisional or final) at any time held by the Bank (including all Accounts held jointly with another, but excluding any IRA or Keogh Account, or any trust Account in which a security interest would be prohibited by law); (b) the term "Securities and Other Property" means any and all securities and other property of the Borrower in the custody, possession or control of the Bank (other than property held by the Bank in a fiduciary capacity); and (c) the term "Bank Debt" means all indebtedness at any time owing by the Bank, to or for the credit or account of the Borrower.

Representations by Borrower. Each Borrower represents that: (a) the execution and delivery of this Note and the performance of the obligations it imposes do not violate any law, conflict with any agreement by which it is bound, or require the consent or approval of any governmental authority or other third party; (b) this Note is a valid and binding agreement, enforceable according to its terms; and (c) all balance sheets, profit and loss statements, and other financial statements furnished to the Bank in connection with the Liabilities are accurate and fairly reflect the financial condition of the organizations and persons to which they apply on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates. Each Borrower, other than a natural person, further represents that: (a) it is duly organized, existing and in good standing pursuant to the laws under which it is organized; and (b) the execution and delivery of this Note and the performance of the obligations it imposes (i) are within its powers and have been duly authorized by all necessary action of its governing body, and (ii) do not contravene the terms of its articles of incorporation or organization, its by-laws, or any partnership, operating or other agreement governing its affairs.

Events of Default/Acceleration. If any of the following events occurs this Note shall become due immediately, without notice, at the Bank's option:

	1.	The Borrower, or any guarantor of this Note (the "Guarantor"), fails to pay when due any amount payable under this Note, under any of the Liabilities, or under any agreement or instrument evidencing debt to any creditor.
	2.	The Borrower or any Guarantor (a) fails to observe or perform any other term of this Note; (b) makes any materially incorrect or misleading representation, warranty, or certificate to the Bank; (c) makes any materially incorrect or misleading representation in any financial statement or other information delivered to the Bank; or (d) defaults under the terms of any agreement or instrument relating to any debt for borrowed money (other than the debt evidenced by this Note) and the effect of such default will allow the creditor to declare the debt due before its maturity.
	3.	In the event (a) there is a default under the terms of any Related Document, (b) any guaranty of the loan evidenced by this Note is terminated or becomes unenforceable in whole or in part, (c) any Guarantor fails to promptly perform under its guaranty, or (d) the Borrower fails to comply with, or pay, or perform under any agreement, now or hereafter in effect, between the Borrower and BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors.
	4.	There is any loss, theft, damage, or destruction of any Collateral not covered by insurance.
	5.	A "reportable event" (as defined in the Employee Retirement Income Security Act of 1974 as amended) occurs that would permit the Pension Benefit Guaranty Corporation to terminate any employee benefit plan of the Borrower or any affiliate of the Borrower.
	6.	The Borrower or any Guarantor becomes insolvent or unable to pay its debts as they become due.
	7.	The Borrower or any Guarantor (a) makes an assignment for the benefit of creditors; (b) consents to the appointment of a custodian, receiver, or trustee for itself or for a substantial part of its assets; or (c) commences any proceeding under any bankruptcy, reorganization, liquidation, insolvency or similar laws of any jurisdiction.
	8.	A custodian, receiver, or trustee is appointed for the Borrower or any Guarantor or for a substantial part of its assets without its consent.

	9.	Proceedings are commenced against the Borrower or any Guarantor under any bankruptcy, reorganization, liquidation, or similar laws of any jurisdiction, and they remain undismissed for thirty (30) days after commencement; or the Borrower or the Guarantor consents to the commencement of those proceedings.
Page 61 of 72
	10.	Any judgment is entered against the Borrower or any Guarantor, or any attachment, levy, or garnishment is issued against any property of the Borrower or any Guarantor.
	11.	The Borrower or any Guarantor dies, or a guardian or conservator is appointed for the Borrower or any Guarantor or all or any portion of the Borrower's assets, any Guarantor's assets, or the Collateral.
	12.	The Borrower or any Guarantor, without the Bank's written consent (a) is dissolved, (b) merges or consolidates with any third party, (c) leases, sells or otherwise conveys a material part of its assets or business outside the ordinary course of its business, (d) leases, purchases, or otherwise acquires a material part of the assets of any other business entity, except in the ordinary course of its business, or (e) agrees to do any of the foregoing (notwithstanding the foregoing, any subsidiary may merge or consolidate with any other subsidiary, or with the Borrower, so long as the Borrower is the survivor).
	13.	There is a substantial change in the existing or prospective financial condition of the Borrower or any Guarantor that the Bank in good faith determines to be materially adverse.
	14.	The Bank in good faith deems itself insecure.

Remedies. If this Note is not paid at maturity, whether by acceleration or otherwise, the Bank shall have all of the rights and remedies provided by any law or agreement. The Bank is authorized to cause all or any part of the Collateral to be transferred to or registered in its name or in the name of any other person or business entity, with or without designating the capacity of that nominee. Without limiting any other available remedy, the Borrower is liable for any deficiency remaining after disposition of any Collateral. The Borrower is liable to the Bank for all reasonable costs and expenses of every kind incurred in the making or collection of this Note, including without limitation reasonable attorneys' fees and court costs. These costs and expenses include without limitation any costs or expenses incurred by the Bank in any bankruptcy, reorganization, insolvency or other similar proceeding. All amounts payable under the terms of this Note shall be paid without relief from valuation and appraisement laws.

Waivers. Any party liable on this Note waives (a) to the extent permitted by law, all rights and benefits under any laws or statutes regarding sureties, as may be amended; (b) any right to receive notice of the following matters before the Bank enforces any of its rights: (i) the Bank's acceptance of this Note, (ii) any credit that the Bank extends to the Borrower, (iii) the Borrower's default, (iv) any demand, diligence, presentment, dishonor and protest, or (v) any action that the Bank takes regarding the Borrower, anyone else, any Collateral, or any of the Liabilities, that it might be entitled to by law or under any other agreement; (c) any right to require the Bank to proceed against the Borrower, any other obligor or guarantor of the Liabilities, or any Collateral, or pursue any remedy in the Bank's power to pursue; (d) any defense based on any claim that any endorser or other parties' obligations exceed or are more burdensome than those of the Borrower; (e) the benefit of any statute of limitations affecting liability of any endorser or other party liable hereunder or the enforcement hereof; (f) any defense arising by reason of any disability or other defense of the Borrower or by reason of the cessation from any cause whatsoever (other than payment in full) of the obligation of the Borrower for the Liabilities; and (g) any defense based on or arising out of any defense that the Borrower may have to the payment or performance of the Liabilities or any portion thereof. Any party liable on this Note consents to any extension or postponement of time of its payment without limit as to the number or period, to any substitution, exchange or release of all or any part of the Collateral, to the addition of any other party, and to the release or discharge of, or suspension of any rights and remedies against, any person who may be liable for the payment of this Note. The Bank may waive or delay enforcing any of its rights without losing them. Any waiver affects only the specific terms and time period stated in the waiver. No modification or waiver of any provision of this Note is effective unless it is in writing and signed by the party against whom it is being enforced.

Subordination. Any rights of any party liable on this Note, whether now existing or hereafter arising, to receive payment on account of any indebtedness (including interest) owed to any party liable on this Note by the Borrower, or to withdraw capital invested by it in the Borrower, or to receive distributions from the Borrower, shall at all times be subordinate to the full and prior repayment to the Bank of the Liabilities. No party liable on this Note shall be entitled to enforce or receive payment of any sums hereby subordinated until the Liabilities have been paid in full and any such sums received in violation of this paragraph shall be received by such party in trust for the Bank. Any party liable on this Note agrees to stand still with regard to the Bank's enforcement of its rights, including taking no action to delay, impede or otherwise interfere with the Bank's rights to realize on the Collateral. The foregoing notwithstanding, until the occurrence of any default, any party liable on this Note is not prohibited from receiving distributions from the Borrower in an amount equal to any income tax liability imposed on such party liable on this Note attributable to an ownership interest, if any, in the Borrower.

Rights of Subrogation. Any party liable on this Note waives and agrees not to enforce any rights of subrogation, contribution or indemnification that it may have against the Borrower, any person liable on the Liabilities, or the Collateral, until the Borrower and such party liable on this Note have fully performed all their obligations to the Bank, even if those obligations are not covered by this Note.
Page 62 of 72
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

Governing Law and Venue. This Note is delivered in the State of Indiana and governed by Indiana law (without giving effect to its laws of conflicts). The Borrower agrees that any legal action or proceeding with respect to any of its obligations under this Note may be brought by the Bank in any state or federal court located in the State of Indiana, as the Bank in its sole discretion may elect. By the execution and delivery of this Note, the Borrower submits to and accepts, for itself and in respect of its property, generally and unconditionally, the non-exclusive jurisdiction of those courts. The Borrower waives any claim that the State of Indiana is not a convenient forum or the proper venue for any such suit, action or proceeding.

Renewal and Extension. This Note is given in replacement, renewal and/or extension of, but not extinguishing the indebtedness evidenced by, that Line of Credit Note dated April 25, 2003 executed by the Borrower in the original principal amount of Twelve Million and 00/100 Dollars ($12,000,000.00), including previous renewals or modifications thereof, if any (the "Prior Note"), and is not a novation thereof. All interest evidenced by the Prior Note shall continue to be due and payable until paid. If applicable, all Collateral continues to secure the payment of this Note and the Liabilities. The provisions of this Note are effective on the date that this Note has been executed by all of the signers and delivered to the Bank.

Miscellaneous. The Borrower, if more than one, is jointly and severally liable for the obligations represented by this Note, the term "Borrower" means any one or more of them, and the receipt of value by any one of them constitutes the receipt of value by the others. This Note binds the Borrower and its successors, and benefits the Bank, its successors and assigns. Any reference to the Bank includes any holder of this Note. Section headings are for convenience of reference only and do not affect the interpretation of this Note. Any notices and demands under or related to this document shall be in writing and delivered to the intended party at its address stated herein, and if to the Bank, at its main office if no other address of the Bank is specified herein, by one of the following means: (a) by hand, (b) by a nationally recognized overnight courier service, or (c) by certified mail, postage prepaid, with return receipt requested. Notice shall be deemed given: (a) upon receipt if delivered by hand, (b) on the Delivery Day after the day of deposit with a nationally recognized courier service, or (c) on the third Delivery Day after the notice is deposited in the mail. "Delivery Day" means a day other than a Saturday, a Sunday, or any other day on which national banking associations are authorized to be closed. Any party may change its address for purposes of the receipt of notices and demands by giving notice of such change in the manner provided in this provision. This Note and any Related Documents embody the entire agreement between the Borrower and the Bank regarding the terms of the loan evidenced by this Note and supercede all oral statements and prior writings relating to that loan. If any provision of this Note cannot be enforced, the remaining portions of this Note shall continue in effect. The Borrower agrees that the Bank may provide any information or knowledge the Bank may have about the Borrower or about any matter relating to this Note or the Related Documents to BANK ONE CORPORATION, or any of its subsidiaries or affiliates or their successors, or to any one or more purchasers or potential purchasers of this Note or the Related Documents. The Borrower agrees that the Bank may at any time sell, assign or transfer one or more interests or participations in all or any part of its rights and obligations in this Note to one or more purchasers whether or not related to the Bank.

Government Regulation. Borrower shall not (a) be or become subject at any time to any law, regulation, or list of any government agency (including, without limitation, the U.S. Office of Foreign Asset Control list) that prohibits or limits Bank from making any advance or extension of credit to Borrower or from otherwise conducting business with Borrower, or (b) fail to provide documentary and other evidence of Borrower's identity as may be requested by Bank at any time to enable Bank to verify Borrower's identity or to comply with any applicable law or regulation, including, without limitation, Section 326 of the USA Patriot Act of 2001, 31 U.S.C. Section 5318.

USA PATRIOT ACT NOTIFICATION. The following notification is provided to Borrower pursuant to Section 326 of the USA Patriot Act of 2001, 31 U.S.C. Section 5318:

Page 63 of 72
IMPORTANT INFORMATION ABOUT PROCEDURES FOR OPENING A NEW ACCOUNT. To help the government fight the funding of terrorism and money laundering activities, Federal law requires all financial institutions to obtain, verify, and record information that identifies each person or entity that opens an account, including any deposit account, treasury management account, loan, other extension of credit, or other financial services product. What this means for Borrower: When Borrower opens an account, if Borrower is an individual Bank will ask for Borrower's name, taxpayer identification number, residential address, date of birth, and other information that will allow Bank to identify Borrower, and if Borrower is not an individual Bank will ask for Borrower's name, taxpayer identification number, business address, and other information that will allow Bank to identify Borrower. Bank may also ask, if Borrower is an individual to see Borrower's driver's license or other identifying documents, and if Borrower is not an individual to see Borrower's legal organizational documents or other identifying documents.

WAIVER OF SPECIAL DAMAGES. THE BORROWER WAIVES, TO THE MAXIMUM EXTENT NOT PROHIBITED BY LAW, ANY RIGHT THE UNDERSIGNED MAY HAVE TO CLAIM OR RECOVER FROM THE BANK IN ANY LEGAL ACTION OR PROCEEDING ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES.

JURY WAIVER. THE BORROWER AND THE BANK (BY ITS ACCEPTANCE HEREOF) HEREBY VOLUNTARILY, KNOWINGLY, IRREVOCABLY AND UNCONDITIONALLY WAIVE ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE (WHETHER BASED ON CONTRACT, TORT, OR OTHERWISE) BETWEEN THE BORROWER AND THE BANK ARISING OUT OF OR IN ANY WAY RELATED TO THIS NOTE OR THE OTHER RELATED DOCUMENTS. THIS PROVISION IS A MATERIAL INDUCEMENT TO THE BANK TO PROVIDE THE FINANCING EVIDENCED BY THIS NOTE.

Borrower:
Address:					Supreme Corporation
2581 Kercher Road
Goshen, IN 46528
By: /S/ Robert W. Wilson
Robert W. Wilson CFO
Printed Name Title

Date Signed:

Page 64 of 72

Exhibit 21.1

Subsidiaries of the Registrant (a)

Supreme Corporation, a Texas corporation

Supreme Indiana Operations, L.P., an Indiana limited partnership

Supreme Indiana Management, L.L.C., an Indiana limited liability company

Supreme Corporation of Texas, a Texas corporation

Supreme SCT Operations, L.P., a Texas limited partnership

Supreme SCT Corporation, L.L.C., a Delaware limited liability company

Supreme SCT Operating Co., L.L.C., a Delaware limited liability company

Supreme Truck Bodies of California, Inc., a California corporation

Supreme STB Corporation, a California corporation

Supreme Mid-Atlantic Corporation, a Texas corporation

Supreme Northwest, L.L.C., a Texas limited liability company

Supreme/Murphy Truck Bodies, Inc., a North Carolina corporation

SC Tower Structural Laminating, Inc., a Texas corporation

(a) All subsidiaries are 100% owned by the Registrant.

Page 65 of 72

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. (formerly ESI Industries, Inc.) on Form S-3 (File No. 33-64047) and on Form S-8 (File Nos. 333-104386, 333-89867 and 33-59343) and in the related Prospectus of our report dated January 30, 2004 on our audits of the consolidated financial statements and financial statement schedule of Supreme Industries, Inc. and its subsidiaries as of December 27, 2003 and December 28, 2002 and for each of the three years in the period ended December 27, 2003, which report is included in this Annual Report on Form 10-K.

/s/Crowe Chizek and Company LLC

South Bend, Indiana
March 11, 2004

Page 66 of 72
Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Herbert M. Gardner, Chief Executive Officer of Supreme Industries, Inc. ("registrant"), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

Page 67 of 72
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 11, 2004

/s/ Herbert M. Gardner
Chief Executive Officer

Page 68 of 72
Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert W. Wilson, Chief Financial Officer of Supreme Industries, Inc. ("registrant"), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

Page 69 of 72
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 11, 2004

/s/ Robert W. Wilson
Chief Financial Officer

Page 70 of 72
Exhibit 32.1

Certification of
Chief Executive Officer
of Supreme Industries, Inc. Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 27, 2003 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Dated: March 11, 2004

/s/ Herbert M. Gardner
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page 71 of 72

Exhibit 32.2

Certification of
Chief Financial Officer
of Supreme Industries, Inc. Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 27, 2003 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Dated: March 11, 2004

/s/ Robert W. Wilson
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page 72 of 72