Form 10-Q
period 2004-03-27
SUPREME INDUSTRIES INC
filed 2004-05-06
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended March 27, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at April 26, 2004
	Class A	9,970,414
	Class B	2,109,133

Page 1 of 40
SUPREME INDUSTRIES, INC.

CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3 - 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	9 - 12

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	12

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

EXHIBITS		15 - 40

Page 2 of 40

Part I. Financial Information

Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 27,	December 27,
	2004	2003
Assets	(Unaudited)

Current assets:
Cash and cash equivalents....................................	$63,091	$106,254
Accounts receivable, net......................................	34,838,225	24,144,751
Inventories............................................................	44,129,045	36,196,403
Deferred income taxes..........................................	1,456,378	1,456,378
Other current assets..............................................	3,599,719	4,026,130

Total current assets.....................................	84,086,458	65,929,916

Property, plant and equipment, at cost...................	72,166,173	71,181,530
Less, Accumulated depreciation and
amortization..................................................	34,470,472	33,736,629

Property, plant and equipment, net...........	37,695,701	37,444,901

Intangible assets, net.................................................	68,723	81,608
Goodwill.....................................................................	735,014	735,014
Assets held for sale....................................................	1,860,000	1,860,000
Other assets...............................................................	589,322	599,841

Total assets..................................................	$125,035,218	$106,651,280

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 40

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

	March 27,	December 27,
	2004	2003
Liabilities and Stockholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt....................	$1,341,667	$2,558,093
Trade accounts payable........................................	18,157,747	10,452,180
Accrued income taxes..........................................	1,148,510	578,068
Other accrued liabilities.......................................	8,048,571	8,843,718

Total current liabilities...............................	28,696,495	22,432,059

Long-term debt..........................................................	28,491,477	17,366,609

Deferred income taxes...............................................	3,188,576	3,180,453

Other long-term liabilities........................................	7,816	29,190

Total liabilities.............................................	60,384,364	43,008,311

Stockholders' equity.................................................	64,650,854	63,642,969

Total liabilities and stockholders' equity	$125,035,218	$106,651,280

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 40

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 27,	March 29,
	2004	2003
Revenues..................................................................	$73,564,467	$49,824,210

Costs and expenses:
Cost of sales.......................................................	66,330,489	43,896,932
Selling, general and administrative....................	5,439,294	5,016,071
Interest................................................................	191,915	230,786
	71,961,698	49,143,789

Income before income taxes.....................	1,602,769	680,421

Income taxes..............................................................	613,000	262,000

Net income..................................................	$989,769	$418,421

Earnings per share:
Basic............................................................	$.08	$.04
Diluted.........................................................	.08	.03

Shares used in the computation of
earnings per share:
Basic............................................................	12,030,316	11,914,466
Diluted.........................................................	12,485,701	12,016,912

Cash dividend per common share.............................	$.03	$-

The accompanying notes are a part of the consolidated financial statements.

Page 5 of 40

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 27,	March 29,
	2004	2003
Cash flows from operating activities:
Net income...............................................................	$989,769	$418,421
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization...................	872,938	874,175
Loss (gain) on disposal of equipment........	(15,369)	988
Changes in operating assets and liabilities	(10,657,723)	299,517

Net cash provided by (used in) operating
activities....................................................	(8,810,385)	1,593,101

Cash flows from investing activities:
Additions to property, plant and equipment............	(1,113,092)	(538,411)
Proceeds from disposal of equipment......................	17,608	200
(Increase) decrease in other assets...........................	10,519	(230,022)

Net cash used in investing activities..............	(1,084,965)	(768,233)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt...................................................	35,731,005	14,130,878
Repayments of revolving line of credit and
other long-term debt.........................................	(25,822,563)	(14,814,816)
Payment of cash dividends......................................	(361,052)	---
Proceeds from exercise of stock options.................	304,797	---
Acquisition of treasury stock...................................	---	(184,591)

Net cash provided by (used in) financing
activities....................................................	9,852,187	(868,529)

Change in cash and cash equivalents..........................	(43,163)	(43,661)

Cash and cash equivalents, beginning of period........	106,254	112,898

Cash and cash equivalents, end of period..................	$63,091	$69,237

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 40

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 27, 2003 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three months ended March 27, 2004 and March 29, 2003 are for 13 week periods.

NOTE 2 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:
	March 27,	December 27,
	2004	2003
Raw materials........................	$24,052,717	$19,763,424
Work-in-progress...................	8,168,455	6,593,014
Finished goods.......................	11,907,873	9,839,965
	$44,129,045	$36,196,403

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method and bills of materials. The Company has historically had favorable and unfavorable quarterly adjustments resulting from periodic physical inventories. The Company continues to refine its costing procedures for valuation of interim inventories in an effort to minimize book to physical inventory adjustments.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets subject to amortization represent favorable lease agreements with a cost of $1,048,167 less accumulated amortization of $979,444 and $966,559 at March 27, 2004 and December 27, 2003, respectively. The favorable leases are being amortized using the straight-line method over the twenty-five year term of the leases which includes renewal terms. Amortization expense for the three months ended March 27, 2004 and March 29, 2003 was $12,885.

Page 7 of 40

NOTE 4 - LONG-TERM DEBT

The Company amended its existing credit agreement effective March 22, 2004. The terms of the amended credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 27, 2003. The credit facility matures June 30, 2006 and as a result all borrowings under the credit facility at March 27, 2004 are classified as long-term debt.

NOTE 5 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

					Three Months Ended
					March 27,	March 29,
					2004	2003

	Weighted average number of shares outstanding
		(used in computation of basic earnings per
		share)			12,030,316	11,914,466

	Effect of dilutive stock options				455,385	102,446

	Diluted shares outstanding (used in computation of
		diluted earnings per share)			12,485,701	12,016,912

All 2003 basic and diluted shares outstanding have been adjusted to reflect the 10% common stock dividend paid on October 16, 2003.

NOTE 6 - STOCK-BASED COMPENSATION

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

Page 8 of 40
The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

					Three Months Ended
					March 27,	March 29,
					2004	2003
	Net income, as reported				$ 989,769	$ 418,421
		Add: Stock-based compensation expense
		included in reported net income, net of
		taxes			---	16,463

		Deduct: Stock-based compensation expense
		determined under fair value based
		method, net of taxes			(83,848)	(84,628)

	Pro forma net income				$ 905,921	$ 350,256

	Basic earnings per share, as reported				$.08	$.04

	Pro forma basic earnings per share				.08	.03

	Diluted earnings per share, as reported				.08	.03

	Pro forma diluted earnings per share				.07	.03

NOTE 7 - COMMON STOCK

On February 16, 2004, the Company paid a three ($.03) cent per share cash dividend to all Class A and Class B common stockholders. On April 29, 2004, the Company's Board of Directors declared a three and one-half ($.035) cent per share cash dividend payable on May 17, 2004 to all Class A and B common stockholders of record on May 10, 2004.

ITEM 2.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the three months ended March 27, 2004 increased $23.8 million to $73.6 million from $49.8 million for the three months ended March 29, 2003. Approximately 60% of the overall increase was attributed to increased deliveries to the Company's large fleet and leasing customers. The balance of the increase relates to overall improved market conditions for the Company's truck products and improved revenue from the Company's municipal bus customers.

Page 9 of 40
Gross profit as a percentage of revenues was 9.8% for the three months ended March 27, 2004, a decrease of 2.1% from the 11.9% for the three months ended March 29, 2003. Several factors contributed to the decline in gross profit. First, major commodities used by the Company, including steel, aluminum, wood and other material, experienced considerable escalating prices throughout the first quarter. The increased material cost was partially offset by improved overhead absorption resulting from the increased revenues. Second, the gross profit margin was adversely affected by the large percentage of revenues attributable to lower margin fleet business invoiced in the current quarter compared with the first quarter of 2003. These fleet agreements did not generally have material cost escalation provisions. Third, the Company incurred in excess of $500,000 of start-up related expenses at its newly opened Oregon facility.

As a result of the escalated costs, the Company implemented across-the-board cumulative increases in its selling prices of 7%. The benefit of these price increases will not be reflected in the Company's revenues until the latter part of the second quarter due to the Company's significant backlog existing prior to the effective dates of such increases. Consequently, though we cannot provide any assurance, material cost as a percentage of revenues is anticipated to return to a level more consistent with historical operations beginning in June 2004.

Direct labor as a percentage of revenues was relatively unchanged from the prior year's first quarter. The increased revenues and production in the quarter ended March 27, 2004 resulted in an improvement in overhead as a percentage of revenues when compared to the quarter ended March 29, 2003.

Selling, general and administrative expenses were 7.4% as a percentage of revenues for the three months ended March 27, 2004 compared to 10.1% for the three months ended March 29, 2003. The percentage decline primarily relates to the increased revenues in the quarter ended March 27, 2004.

Interest expense for the three months ended March 27, 2004 was approximately $192,000 compared to $231,000 for the three months ended March 29, 2003. The decline is entirely due to better management of chassis under the Company's pool agreements with the large OEM's.

The Company's effective income tax rate was 38.2% for the first quarter of 2004, relatively unchanged from the 38.5% experienced in the first quarter of 2003.

Net income for the three months ended March 27, 2004 was $1.0 million compared to $0.4 million for the three months ended March 29, 2003. Basic and diluted earnings were $.08 per share for the quarter ended March 27, 2004 compared to $.04 basic earnings per share and $.03 diluted earnings per share for the quarter ended March 29, 2003.

Liquidity and Capital Resources

Net income of $1.0 million and depreciation and amortization of $0.9 million were the major sources of funds from operating activities for the quarter ended March 27, 2004. Relative to the significantly increased revenues and order backlog, the Company's accounts receivable and inventories have increased $10.7 million and $7.9 million, respectively, when compared to December 27, 2003. Accounts payable increased $7.7 million from December 27, 2003 which is directly related to the increase in inventories.

Page 10 of 40
Investments in property, plant and equipment were $1.1 million for the quarter ended March 27, 2004 compared to $0.5 million for the quarter ended March 29, 2003.

The significant financing activity during the quarter was a net $9.9 million borrowings under the Company's revolving line of credit to support the higher levels of accounts receivable and inventories. The Company paid $0.4 million in cash dividends and received $0.3 million from the exercise of incentive stock options.

The Company believes that cash flow generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the remainder of 2004. To support the working capital requirements associated with the significantly increased levels of revenues and order backlog the Company increased its revolving line of credit facility to $20.0 million on January 5, 2004 and to $30.0 million on March 19, 2004.

Contractual Obligations

Our fixed, noncancelable obligations as of March 27, 2004, were as follows:

		Payments due by period
			Less than	1-3	3-5	More than
		Total	1 Year	Years	Years	5 Years
Debt (a)		$29,833,144	$1,341,667	$24,783,144	$1,500,000	$2,208,333
Operating
leases (b)		1,062,662	722,786	335,676	4,200	-
Total		$30,895,806	$2,064,453	$25,118,820	$1,504,200	$2,208,333

(a) Amounts are included on the Consolidated Balance Sheets. For additional information regarding debt and related matters, see note 4 of the Notes to Consolidated Financial Statements disclosed in the Annual Report on Form 10K for the year ended December 27, 2003.

(b) For additional information regarding operating leases, see note 8 of the Notes to Consolidated Financial Statements disclosed in the Annual Report on Form 10K for the year ended December 27, 2003.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 27, 2003. In management's opinion, the Company's critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, accrued insurance and accrued warranty.

Page 11 of 40
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

Accrued Warranty - The Company provides limited warranties for periods of up to five years from the date of retail sales. Estimated warranty costs are provided for at the time of sale and are based upon historical experience.

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

ITEM 3.		QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
		RISK

		There has been no material change from the information provided in the Company's Annual Report on Form 10-K for the year ended December 27, 2003.
Page 12 of 40
ITEM 4.		CONTROLS AND PROCEDURES

	a)	Evaluation of disclosure controls and procedures.

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

		Exhibit 4.1 - First Amendment of Credit Agreement dated January 5, 2004, filed as Exhibit 4.10 to the Company's annual report on Form 10K for the fiscal year ended December 27, 2003, and incorporated herein by reference.

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

		A Report on Form 8-K dated February 13, 2004 was filed by the Company to report the issuance of a press release containing the Company's financial results for the fiscal quarter and year ended December 27, 2003.
Page 13 of 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				SUPREME INDUSTRIES, INC.

				BY: /s/ ROBERT W. WILSON
DATE: May 5, 2004				Robert W. Wilson
				Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

				(Signing on behalf of the Registrant and as Principal Financial Officer)

Page 14 of 40
Exhibit 4.1

Bank One
Amendment to Credit Agreement

This agreement is dated as of March 19, 2004, to be effective as of March 22, 2004 (the "Effective Date") by and between Supreme Corporation (the "Borrower") and Bank One, NA, with its main office in Chicago, IL (the "Bank"), and its successors and assigns.

WHEREAS, the Borrower and the Bank entered into a Credit Agreement dated January 5, 2004, as amended (if applicable) (the "Credit Agreement"); and

WHEREAS, the Borrower has requested and the Bank has agreed to amend the Credit Agreement as set forth below;

NOW, THEREFORE, in mutual consideration of the agreements contained herein and for other good and valuable consideration, the parties agree as follows:

1. DEFINED TERMS. Capitalized terms not defined herein shall have the meaning ascribed in the Credit Agreement.

2. MODIFICATION OF CREDIT AGREEMENT. The Credit Agreement is hereby amended as follows:

2.1 From and after the Effective Date, the provision in the Credit Agreement under Section 1.2 captioned "Facility A (Line of Credit)." is hereby amended and restated to read as follows:

1.2 Facility A (Line of Credit). The Bank has approved a credit facility to the Borrower in the principal sum not to exceed $30,000,000.00 in the aggregate at any one time outstanding ("Facility A"). Credit under Facility A shall be repayable as set forth in a Line of Credit Note executed concurrently with this agreement, and any renewals, modifications or extensions thereof. The proceeds of Facility A shall be used for the following purpose: Working Capital.

2.2 From and after the Effective Date, the provision in the Credit Agreement under Section 1.2 captioned "Non Usage Fee" is hereby amended and restated to read as follows:

    Non Usage Fee. The Borrower shall pay to the Bank a non-usage fee (the "Non-usage Fee") on the average daily unused portion of Facility A at a rate per annum set forth below opposite the applicable Funded Debt to EBITDA Ratio, payable in arrears within fifteen (15) days of the end of each fiscal quarter for which the fee is owing.

		Funded Debt to EBITDA Ratio				Non Usage Fee
		Greater than or equal to 2.51 to 1.00				.25
		Greater than or equal to 2.01 to 1.00 but less than or equal to 2.50 to 1.00				.20
		Greater than or equal to 1.51 to 1.00 but less than or equal to 2.00 to 1.00				.15
		Less than or equal to 1.50 to 1.00				.125

3. RATIFICATION. The Borrower ratifies and reaffirms the Credit Agreement and the Credit Agreement shall remain in full force and effect as modified herein.

Page 15 of 40
4. BORROWER REPRESENTATIONS AND WARRANTIES. The Borrower represents and warrants that (a) the representations and warranties contained in the Credit Agreement are true and correct in all material respects as of the date of this agreement, (b) no condition, act or event which could constitute an event of default under the Credit Agreement or any promissory note or credit facility executed in reference to the Credit Agreement exists, and (c) no condition, event, act or omission has occurred, which, with the giving of notice or passage of time, would constitute an event of default under the Credit Agreement or any promissory note or credit facility executed in reference to the Credit Agreement.

5. FEES AND EXPENSES. The Borrower agrees to pay all fees and out-of-pocket disbursements incurred by the Bank in connection with this agreement, including legal fees incurred by the Bank in the preparation, consummation, administration and enforcement of this agreement.

6. EXECUTION AND DELIVERY. This agreement shall become effective only after it is fully executed by the Borrower and the Bank, and the Bank shall have received from the Borrower the following documents: Line of Credit Note.

7. ACKNOWLEDGEMENTS OF BORROWER. The Borrower acknowledges that as of the date of this agreement it has no offsets with respect to all amounts owed by the Borrower to the Bank arising under or related to the Credit Agreement on or prior to the date of this agreement. The Borrower fully, finally and forever releases and discharges the Bank and its successors, assigns, directors, officers, employees, agents and representatives from any and all claims, causes of action, debts and liabilities, of whatever kind or nature, in law or in equity, of the Borrower, whether now known or unknown to the Borrower, which may have arisen in connection with the Credit Agreement or the actions or omissions of the Bank related to the Credit Agreement on or prior to the date hereof. The Borrower acknowledges and agrees that this agreement is limited to the terms outlined above, and shall not be construed as an agreement to change any other terms or provisions of the Credit Agreement. This agreement shall not establish a course of dealing or be construed as evidence of any willingness on the Bank's part to grant other or future agreements, should any be requested.

8. NOT A NOVATION. This agreement is a modification only and not a novation. Except for the above-quoted modification(s), the Credit Agreement, any loan agreements, credit agreements, reimbursement agreements, security agreements, mortgages, deeds of trust, pledge agreements, assignments, guaranties, instruments or documents executed in connection with the Credit Agreement, and all the terms and conditions thereof, shall be and remain in full force and effect with the changes herein deemed to be incorporated therein. This agreement is to be considered attached to the Credit Agreement and made a part thereof. This agreement shall not release or affect the liability of any guarantor of any promissory note or credit facility executed in reference to the Credit Agreement or release any owner of collateral granted as security for the Credit Agreement. The validity, priority and enforceability of the Credit Agreement shall not be impaired hereby. To the extent that any provision of this agreement conflicts with any term or condition set forth in the Credit Agreement, or any document executed in conjunction therewith, the provisions of this agreement shall supersede and control. The Bank expressly reserves all rights against all parties to the Credit Agreement.

				Borrower:
				Supreme Corporation
				By: /S/ Robert W. Wilson
				Robert W. Wilson CFO
				Printed Name Title
				Date Signed: March 22, 2004

				Bank:
				Bank One, NA, with its main office in Chicago, IL
				By: /S/ Daniel C. Oakley
				Daniel C. Oakley First Vice President
				Printed Name Title
				Date Signed: March 22, 2004

Page 16 of 40
Bank One
Line of Credit Note
$30,000,000.00
Due: June 30, 2006					Date: March 19, 2004

Promise to Pay. On or before June 30, 2006, for value received, Supreme Corporation (the "Borrower") promises to pay to Bank One, NA, with its main office in Chicago, IL, whose address is 121 W. Franklin St., Elkhart, IN 46516 (the "Bank") or order, in lawful money of the United States of America, the sum of Thirty Million and 00/100 Dollars ($30,000,000.00) or such lesser sum as is indicated on Bank records, plus interest as provided below.

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

				Applicable Margin
Funded Debt to EBITDA Ratio				Prime Rate Advance	Eurodollar Advance
Greater than or equal to 2.51 to 1.00				0.00%	2.00%
Greater than or equal to 2.01 to 1.00 but less than or equal to 2.50 to 1.00				0.00%	1.75%
Greater than or equal to 1.51 to 1.00 but less than or equal to 2.00 to 1.00				0.00%	1.50%
Less than or equal to 1.50 to 1.00				0.00%	1.25%

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

Page 17 of 40
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

Page 18 of 40
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

Interest Payments. Interest on the Advances shall be paid as follows:

A. For each Prime Rate Advance, on the thirty-first day of each month beginning with the first month following disbursement of the Advance or following conversion of an Advance into a Prime Rate Advance, and at the maturity or conversion of the Advance into a Eurodollar Advance;

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

Page 19 of 40
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

Page 20 of 40
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

Page 21 of 40
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
Page 22 of 40
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
Page 23 of 40
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

Renewal and Extension. This Note is given in replacement, renewal and/or extension of, but not extinguishing the indebtedness evidenced by, that Line of Credit Note dated January 5, 2004 executed by the Borrower in the original principal amount of Twenty Million and 00/100 Dollars ($20,000,000.00), including previous renewals or modifications thereof, if any (the "Prior Note"), and is not a novation thereof. All interest evidenced by the Prior Note shall continue to be due and payable until paid. If applicable, all Collateral continues to secure the payment of this Note and the Liabilities. The provisions of this Note are effective on the date that this Note has been executed by all of the signers and delivered to the Bank.

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

Page 24 of 40
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

				Borrower:
Address: 16500 County Road 38 Goshen, IN 46526				Supreme Corporation

				By: /S/ Robert W. Wilson
				Robert W. Wilson CFO
				Printed Name Title

				Date Signed: March 22, 2004

Page 25 of 40
Bank One
Term Note
$4,000,000.00
Due: August 31, 2007					Date: March 19, 2004

Promise to Pay. On or before August 31, 2007, for value received, Supreme Corporation (the "Borrower") promises to pay to Bank One, NA, with its main office in Chicago, IL, whose address is 121 W. Franklin St., Elkhart, IN 46516 (the "Bank") or order, in lawful money of the United States of America, the sum of Four Million and 00/100 Dollars ($4,000,000.00) plus interest as provided below.

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

					Applicable Margin
	Funded Debt to EBITDA Ratio				Prime Rate Advance	Eurodollar Advance
	Greater than or equal to 2.51 to 1.00				0.00%	2.00%
	Greater than or equal to 2.01 to 1.00 but less than or equal to 2.50 to 1.00				0.00%	1.75%
	Greater than or equal to 1.51 to 1.00 but less than or equal to 2.00 to 1.00				0.00%	1.50%
	Less than or equal to 1.50 to 1.00				0.00%	1.25%

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

Page 26 of 40
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

Page 27 of 40
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

Interest Payments. Interest on the Advances shall be paid as follows:

A. For each Prime Rate Advance, on the last day of each quarter beginning May 31, 2004 with the first quarter following disbursement of the Advance or following conversion of an Advance into a Prime Rate Advance, and at the maturity or conversion of the Advance into a Eurodollar Advance;

B. For each Eurodollar Advance, on the last day of the Interest Period for the Advance and, if the Interest Period is longer than three months, at three-month intervals beginning with the day three months from the date the Advance is disbursed.

Principal Payments. Commencing August 31, 2004, and continuing on the same day of each calendar quarter thereafter until the maturity date of this Note (each, a "Principal Payment Date"), the Borrower shall pay the Bank Three Hundred Thousand and 00/100 Dollars ($300,000.00); and

On August 31, 2007, the Borrower shall pay the Bank the entire outstanding principal balance of this Note, plus all accrued but unpaid interest, and any other unpaid amounts due under this Note.

The Borrower shall select interest rates and Interest Periods such that on each Principal Payment Date the sum of the principal amount of the Prime Rate Advance outstanding on that date plus the aggregate principal amount of the Eurodollar Advances with Interest Periods ending on that date is greater than or equal to the principal payment due on that date. Any election that does not comply with this requirement will be invalid unless the Bank elects, in its sole discretion, to honor such election. Although the Bank may choose to honor any such election, the Borrower shall continue to be subject to the terms of the paragraph of this Note captioned "Funding Loss Indemnification" in regard to payment of a Eurodollar Advance on a date other than the last day of the Interest Period for the Advance.

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

Page 28 of 40
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

Page 29 of 40
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

Page 30 of 40
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
Page 31 of 40
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

Subordination. Any rights of any party liable on this Note, whether now existing or hereafter arising, to receive payment on account of any indebtedness (including interest) owed to any party liable on this Note by the Borrower, or to withdraw capital invested by it in the Borrower, or to receive distributions from the Borrower, shall at all times be subordinate to the full and prior repayment to the Bank of the Liabilities. No party liable on this Note shall be entitled to enforce or receive payment of any sums hereby subordinated until the Liabilities have been paid in full and any such sums received in violation of this paragraph shall be received by such party in trust for the Bank. Any party liable on this Note agrees to stand still with regard to the Bank's enforcement of its rights, including taking no action to delay, impede or otherwise interfere with the Bank's rights to realize on the Collateral. The foregoing notwithstanding, until the occurrence of any default, any party liable on this Note is not prohibited from receiving distributions from the Borrower in an amount equal to any income tax liability imposed on such party liable on this Note attributable to an ownership interest in the Borrower, if any.

Page 32 of 40
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
Page 33 of 40
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

				Borrower:
Address: 16500 County Road 38				Supreme Corporation
Goshen, IN 46526
				By: /S/ Robert W. Wilson
				Robert W. Wilson CFO
				Printed Name Title

				Date Signed: March 22, 2004

Page 34 of 40
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

Page 35 of 40
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

Date: May 5, 2004

/s/ Herbert M. Gardner
Chief Executive Officer

Page 36 of 40
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

Page 37 of 40
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

Date: May 5, 2004

/s/ Robert W. Wilson
Chief Financial Officer

Page 38 of 40
Exhibit 32.1

Certification of Chief Executive Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 27, 2004 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Date: May 5, 2004

/s/ Herbert M. Gardner
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page 39 of 40
Exhibit 32.2

Certification of Chief Financial Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 27, 2004 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Date: May 5, 2004

/s/ Robert W. Wilson
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page 40 of 40