Form 10-Q
period 2004-06-26
SUPREME INDUSTRIES INC
filed 2004-07-30
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended June 26, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at July 13, 2004
	Class A	9,991,189
	Class B	2,109,133
Page 1 of 23
SUPREME INDUSTRIES, INC.

CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3 - 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	14

Item 4.	Controls and Procedures	14-15

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security
	Holders	15

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

EXHIBITS		18 - 23

Page 2 of 23

Part I. Financial Information

Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 26,	December 27,
	2004	2003
Assets	(Unaudited)

Current assets:
Cash and cash equivalents....................................	$62,608	$106,254
Accounts receivable, net......................................	29,064,593	24,144,751
Inventories............................................................	36,347,884	36,196,403
Deferred income taxes..........................................	1,456,378	1,456,378
Other current assets..............................................	2,771,492	4,026,130

Total current assets.....................................	69,702,955	65,929,916

Property, plant and equipment, at cost...................	77,417,713	71,181,530
Less, Accumulated depreciation and
amortization..................................................	35,331,208	33,736,629

Property, plant and equipment, net...........	42,086,505	37,444,901

Intangible assets, net.................................................	55,838	81,608
Goodwill.....................................................................	735,014	735,014
Assets held for sale....................................................	1,860,000	1,860,000
Other assets...............................................................	578,801	599,841

Total assets..................................................	$115,019,113	$106,651,280

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 23

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

	June 26,	December 27,
	2004	2003
Liabilities and Stockholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt....................	$1,616,667	$2,558,093
Trade accounts payable........................................	10,336,120	10,452,180
Accrued income taxes..........................................	1,271,510	578,068
Other accrued liabilities.......................................	9,045,709	8,843,718

Total current liabilities...............................	22,270,006	22,432,059

Long-term debt..........................................................	23,307,497	17,366,609

Deferred income taxes...............................................	3,191,546	3,180,453

Other long-term liabilities........................................	-	29,190

Total liabilities.............................................	48,769,049	43,008,311

Stockholders' equity.................................................	66,250,064	63,642,969

Total liabilities and stockholders' equity	$115,019,113	$106,651,280

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 23

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Revenues...................................................	$90,845,945	$60,749,259	$164,410,412	$110,573,469

Costs and expenses:
Cost of sales.........................................	81,125,598	52,693,036	147,456,087	96,589,968
Selling, general and administrative......	6,461,329	5,839,919	11,900,623	10,855,990
Interest.................................................	216,271	211,066	408,186	441,852
	87,803,198	58,744,021	159,764,896	107,887,810

Income before income taxes.......	3,042,747	2,005,238	4,645,516	2,685,659

Income taxes...............................................	1,155,000	768,000	1,768,000	1,030,000

Net income...................................	$1,887,747	$1,237,238	$2,877,516	$1,655,659

Earnings per share:
Basic.............................................	$.16	$.10	$.24	$.14
Diluted..........................................	. 15.10		.23	.14

Shares used in the computation of
earnings per share:
Basic.............................................	12,086,558	11,899,734	12,058,437	11,907,101
Diluted..........................................	12,504,790	12,046,443	12,497,473	12,030,422

Cash dividends per common share.........	$.035	$ -	$.065	$ -

The accompanying notes are a part of the consolidated financial statements.
Page 5 of 23

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 26,	June 28,
	2004	2003
Cash flows from operating activities:
Net income...............................................................	$2,877,516	$1,655,659
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization...................	1,746,560	1,746,644
Loss (gain) on disposal of equipment........	(10,779)	31
Changes in operating assets and liabilities.	(2,964,263)	(1,947,202)

Net cash provided by operating activities....	1,649,034	1,455,132

Cash flows from investing activities:
Additions to property, plant and equipment............	(6,369,223)	(1,086,647)
Proceeds from disposal of equipment......................	17,608	6,359
(Increase) decrease in other assets...........................	21,040	(222,263)

Net cash (used in) investing activities...........	(6,330,575)	(1,302,551)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt...................................................	68,062,923	41,414,348
Repayments of revolving line of credit and
other long-term debt.........................................	(63,063,461)	(41,467,287)
Payment of cash dividends......................................	(784,179)	-
Proceeds from exercise of stock options.................	422,612	46,677
Acquisition of treasury stock...................................	-	(184,591)

Net cash provided by (used in) financing
activities....................................................	4,637,895	(190,853)

Change in cash and cash equivalents..........................	(43,646)	(38,272)

Cash and cash equivalents, beginning of period........	106,254	112,898

Cash and cash equivalents, end of period..................	$62,608	$74,626

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 23

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

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three and six months ended June 26, 2004 and June 28, 2003 are for 13 week and 26 week periods, respectively.

NOTE 2 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:
	June 26,	December 27,
	2004	2003
Raw materials........................	$21,809,330	$19,763,424
Work-in-progress...................	6,390,204	6,593,014
Finished goods.......................	8,148,350	9,839,965
	$36,347,884	$36,196,403

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

NOTE 3 - INTANGIBLE ASSETS

Intangible assets subject to amortization consist of favorable lease agreements with a cost of $1,048,167 less accumulated amortization of $992,329 and $966,559 at June 26, 2004 and December 27, 2003, respectively. The favorable leases are being amortized using the straight-line method over the twenty-five year term of the leases which includes renewal terms. Amortization expense for the three months ended June 26, 2004 and June 28, 2003 was $12,885. Amortization expense for the six months ended June 26, 2004 and June 28, 2003 was $25,770.

Page 7 of 23

NOTE 4 - LONG-TERM DEBT

The Company amended its existing credit agreement effective March 22, 2004. The terms of the amended credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 27, 2003. The credit facility matures June 20, 2006 and as a result all borrowings under the credit facility at June 26, 2004 are classified as long-term debt.

NOTE 5 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

				Three Months Ended		Six Months Ended
				June 26,	June 28,	June 26,	June 28,
				2004	2003	2004	2003

Weighted average number of
shares outstanding
(used in computation
of basic earnings per
	share)			12,086,558	11,899,734	12,058,437	11,907,101

Effect of dilutive stock options				418,232	146,709	439,036	123,321

Diluted shares outstanding
(used in computation
of diluted earnings
	per share)			12,504,790	12,046,443	12,497,473	12,030,422

All 2003 basic and diluted shares outstanding have been adjusted to reflect the 10% common stock dividend paid on October 16, 2003.

NOTE 6 - STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Page 8 of 23
NOTE 6 - STOCK-BASED COMPENSATION, Continued

The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

				Three Months Ended		Six Months Ended
				June 26,	June 28,	June 26,	June 28,
				2004	2003	2004	2003
Net income, as reported				$ 1,887,747	$ 1,237,238	$ 2,877,516	$ 1,655,659
Add:		Stock-based
compensation
expense included
in reported net
		income, net of tax		-	16,463	-	32,926

Deduct:		Stock-based
compensation
expense
determined under
fair value based
		method, net of tax		(83,848)	(96,705)	(167,696)	(193,410)

Pro forma net income				$ 1,803,899	$ 1,156,996	$ 2,709,820	$ 1,495,175

Basic earnings per share, as
	reported			$.16	$.10	$.24	$.14
Pro forma basic earnings per
	share			.15	.10	.22	.13

Diluted earnings per share, as
	reported			.15	.10	.23	.14
Pro forma diluted earnings per
	share			. 14.10		.22	.12

NOTE 7 - COMMON STOCK

On February 16, 2004, the Company paid a three cent ($.03) per share cash dividend to all Class A and B common stockholders. On May 17, 2004, the Company paid a three and one-half cent ($.035) per share cash dividend to all Class A and B common stockholders.

On July 20, 2004, the Company's Board of Directors declared a three and one-half cent ($.035) per share cash dividend payable on August 9, 2004 to all Class A and B common stockholders of record on August 2, 2004.

Page 9 of 23
ITEM 2.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended June 26, 2004 increased $30.1 million to $90.8 million compared to $60.7 million for the quarter ended June 28, 2003. For the six months ended June 26, 2004, revenues increased $53.8 million to $164.4 million from $110.6 million for the six months ended June 28, 2003. Benefiting both the current quarter and six-month period were significant increases in volume with the Company's larger fleet and leasing customers. For the current quarter, fleet and leasing revenues increased 154 percent compared to the prior year's second quarter and for the current six-month period, fleet and leasing revenues increased 223 percent when compared to last year's same six-month period.

The Company's retail business also increased in both the quarter and six months by approximately 25 percent and 22 percent, respectively. As capacity becomes available with the completion of the large fleet orders that were delivered in the first six months of the year it is anticipated that retail business will continue to improve as the Company will be able to respond to short lead time requirements that it could not meet during the first six months of the year.

The Company's other lesser product lines, shuttle buses, trollies, armored trucks and composite products, all showed improvement for the quarter and six months compared to the prior year periods.

Gross profit as a percentage of revenues declined in both the current quarter and six-month period ended June 26, 2004 when compared to the prior year's comparative periods. The table below presents the components of gross profit as a percentage of revenues and the change from period to period.

		Three Months			Six Months
		2004	2003	Change	2004	2003	Change
Material		57.5%	53.7%	3.8%	57.9%	52.8%	5.1%

Labor		15.2	14.7	0.5	15.3	15.0	0.3

Overhead		13.7	15.3	-1.6	13.7	16.3	-2.6

Delivery		2.9	3.0	-0.1	2.8	3.2	-0.4
		--------	--------	--------	---------	--------	---------
Total		89.3%	86.7%	2.6%	89.7%	87.3%	2.4%
		=====	=====	=====	=====	=====	=====
Gross
Profit		10.7%	13.3%	-2.6%	10.3%	12.7%	-2.4%
		=====	=====	=====	=====	=====	=====

As the table indicates, material cost increases were the primary cause for the decline in gross profit. The Company's 2004 first quarter report on Form 10-Q disclosed escalating prices on major commodities used by the Company, including steel, aluminum, wood and other material. The cost of these major commodities did not stabilize during the second quarter of 2004 and, with minor fluctuations, the Company experienced further material cost increases.
Page 10 of 23
The Company implemented a seven percent price increase during the first quarter to improve gross profits to historical levels. Due to the size of the Company's backlog at March 27, 2004, $87.6 million, very little of this price increase was realized in the second quarter. The Company believes the effect of this price increase will be realized in the third quarter.

To compensate for the additional increased material cost experienced in the second quarter and to improve gross margins, the Company has implemented an additional price increase of five percent in July. The Company is enjoying increased demand for its products but market conditions are still very competitive and amounts and timing of price increases are being carefully considered in order to achieve the desired results.

The Company's direct labor as a percentage of revenues was up slightly in the quarter and six months ended June 26, 2004. These increases were the result of extensive use of temporary labor services, delays in chassis arrivals and start-up and training costs at the Company's new Oregon manufacturing plant. The significant increase in revenues resulted in improvement in overhead expenses as a percentage of revenue in both the quarter and six months ended June 26, 2004.

Selling, general and administrative expenses improved to 7.1% and 7.2% for the three months and six months ended June 26, 2004 compared to 9.6% and 9.8% for the comparable prior year periods as the Company was able to spread these costs over increased revenues.

Interest expense for the three month ended June 26, 2004 was $216,000 compared to $211,000 for the three months ended June 28, 2003 while for the six months ended June 26, 2004 interest expense was $408,000 compared to $442,000 for the comparable prior year period. Increases in interest bearing bank debt were offset by improvements resulting from enhanced management of chassis under the Company's pool agreements with the large original equipment manufacturers.

Liquidity and Capital Resources

Net income of $2.9 million and depreciation and amortization of $1.7 million were the major sources of funds from operating activities for the six months ended June 26, 2004. Accounts receivable have increased $4.9 million from December 27, 2003 but declined $5.8 million from March 27, 2004 indicating favorable collection trends. Inventories were relatively the same at June 26, 2004 at $36.3 million compared to $36.2 million at December 27, 2003. The trend in inventories has also been favorable as they have declined $7.8 million from the quarter ended March 27, 2004. During the current quarter, the favorable cash flows resulting from the decrease in accounts receivable and inventories were partially offset by the $6.8 million reduction of accounts payable and accrued liabilities.

Page 11 of 23
The Company invested $6.4 million in property plant and equipment during the six months ended June 26, 2004. Significant additions were the acquisition of 30 acres and a manufacturing facility adjacent to our Jonestown, Pennsylvania plant for $1.6 million. This will eventually allow us to consolidate our two separate manufacturing complexes into one and provide much needed chassis storage space. The Company also acquired 32 acres and a manufacturing facility in Cleburne, Texas for $1.0 million and located on the same street in reasonable proximity to our existing facility. This will allow us to consolidate our armored vehicle business into one manufacturing facility, provide additional chassis storage and free up our existing facilities to produce dry freight products. The Company also acquired 10 acres for $200,000 adjacent to our Griffin, Georgia facility that will allow us to expand capacity for the Southeast market.

The Company believes that cash flow generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the remainder of 2004 and the next twelve-months.

Contractual Obligations

Our fixed, noncancelable obligations as of June 26, 2004, were as follows:

Payments due by period
				Less than			More than
		Total		1 Year	1-3 Years	3-5 Years	5 Years
Debt (a)		$24,924,164		$1,616,667	$20,099,164	$1,200,000	$2,008,333
Operating
leases (b)		881,003		721,136	157,467	2,400	-
Total		$25,805,167		$2,337,803	$20,256,631	$1,202,400	$2,008,333

(a) Amounts are included on the Consolidated Balance Sheets. For additional information regarding debt and related matters, see Note 4 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 27, 2003.

(b) For additional information regarding operating leases, see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 27, 2003.

Page 12 of 23
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

Page 13 of 23
Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. When used in this report, words such as "believe," "expect," "anticipate," "estimate," "intend," and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials, raw material cost increases, and severe interest rate increases. Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company's products. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 3.		QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

There has been no material change from the information provided in the Company's Annual Report on Form 10-K for the year ended December 27, 2003.

ITEM 4.		CONTROLS AND PROCEDURES

	a)	Evaluation of disclosure controls and procedures.

The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Page 14 of 23
	b)	Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures during the Company's last fiscal quarter, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Supreme Industries, Inc.'s annual meeting of stockholders was held on April 29, 2004. Below is a summary of matters voted upon at that meeting.

	a)	The following individuals were elected Directors by the holders of the Company's Class A Common Stock for a one year term.

					For	Against
		Mark C. Neilson			7,395,307	1,802,977
		Rice M. Tilley, Jr.			7,376,037	1,822,247
		H. Douglas Schrock			7,395,397	1,802,887

The following individuals were elected Directors by the holders of the Company's Class B Common Stock by a vote of 2,109,133 for, 0 against and 0 abstentions:

William J. Barrett
Robert J. Campbell
Thomas Cantwell
Herbert M. Gardner
Omer G. Kropf
Robert W. Wilson

	b)	The Company's 2004 Stock Option Plan was approved by a vote of 5,135,009 for, 2,359,454 against, 61,840 abstentions and 1,641,981 unvoted.

	c)	Crowe Chizek and Company LLC was ratified as the Company's independent auditors by the holders of the Company's Class A Common Stock by a vote of 7,399,484 for, 1,443,445 against, and 355,355 abstentions.

Page 15 of 23
ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits:

		Exhibit 31.1		Certification of Chief Executive Officer Pursuant to Section
302 of the Sarbanes-Oxley Act of 2002

		Exhibit 31.2		Certification of Chief Financial Officer Pursuant to Section
302 of the Sarbanes-Oxley Act of 2002

		Exhibit 32.1		Certification of Chief Executive Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

		Exhibit 32.2		Certification of Chief Financial Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

	b)	Reports on Form 8-K:

		1.	A Report on Form 8-K dated May 4, 2004, was filed by the Company to report the issuance of a press release announcing a three and one-half cent ($.035) cash dividend.

		2.	A Report on Form 8-K dated May 6, 2004 was filed by the Company to report the issuance of a press release containing the Company's financial results for the fiscal quarter ended March 27, 2004.

Page 16 of 23
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

BY: /s/ ROBERT W. WILSON
DATE: July 30, 2004					Robert W. Wilson
Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

(Signing on behalf of the Registrant and as Principal Financial Officer)

Page 17 of 23
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

Page 18 of 23
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

Date: July 30, 2004

/s/ Herbert M. Gardner
Chief Executive Officer

Page 19 of 23
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

Page 20 of 23
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

Date: July 30, 2004

/s/ Robert W. Wilson
Chief Financial Officer

Page 21 of 23
Exhibit 32.1

Certification of Chief Executive Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 26, 2004 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Date: July 30, 2004

/s/ Herbert M. Gardner
Chief Executive Officer

Page 22 of 23
Exhibit 32.2

Certification of Chief Financial Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 26, 2004 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Date: July 30, 2004

/s/ Robert W. Wilson
Chief Financial Officer

Page 23 of 23