Form 10-Q
period 2004-09-25
SUPREME INDUSTRIES INC
filed 2004-11-03
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended September 25, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at October 18, 2004
	Class A	10,013,988
	Class B	2,109,133
Page 1 of 22
SUPREME INDUSTRIES, INC.

CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3 - 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

EXHIBITS		17 - 22

Page 2 of 22

Part I. Financial Information

Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 25,	December 27,
	2004	2003
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$37,539	$106,254
Accounts receivable, net	29,990,658	24,144,751
Inventories	40,646,095	36,196,403
Deferred income taxes	1,456,378	1,456,378
Other current assets	3,866,194	4,026,130

Total current assets	75,996,864	65,929,916

Property, plant and equipment, at cost	78,321,940	71,181,530
Less, Accumulated depreciation and
amortization	35,943,804	33,736,629

Property, plant and equipment, net	42,378,136	37,444,901

Intangible assets, net	42,952	81,608
Goodwill	735,014	735,014
Assets held for sale	1,860,000	1,860,000
Other assets	568,282	599,841

Total assets	$121,581,248	$106,651,280

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 22

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

	September 25,	December 27,
	2004	2003
Liabilities and Stockholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$1,608,333	$2,558,093
Trade accounts payable	11,178,540	10,452,180
Accrued income taxes	835,708	578,068
Other accrued liabilities	8,955,100	8,843,718

Total current liabilities	22,577,681	22,432,059

Long-term debt	29,091,934	17,366,609

Deferred income taxes	3,191,546	3,180,453

Other long-term liabilities	-	29,190

Total liabilities	54,861,161	43,008,311

Stockholders' equity	66,720,087	63,642,969

Total liabilities and stockholders' equity	$121,581,248	$106,651,280

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 22

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Revenues	$70,778,471	$58,061,838	$235,188,883	$168,635,307

Costs and expenses:
Cost of sales	62,926,848	49,404,552	210,382,935	145,994,520
Selling, general and administrative	6,152,810	5,557,003	18,053,433	16,412,993
Interest	259,273	164,683	667,459	606,535
	69,338,931	55,126,238	229,103,827	163,014,048

Income before income taxes	1,439,540	2,935,600	6,085,056	5,621,259

Income taxes	547,000	1,127,000	2,315,000	2,157,000

Net income	$892,540	$1,808,600	$3,770,056	$3,464,259

Earnings per share:
Basic	$.07	$.15	$.31	$.29
Diluted	.07	.15	.30	.29

Shares used in the computation of
earnings per share:
Basic	12,099,083	11,916,728	12,071,986	11,912,717
Diluted	12,446,990	12,130,509	12,484,342	12,078,801

Cash dividends per common share	$.035	$ -	$.10	$ -

The accompanying notes are a part of the consolidated financial statements.
Page 5 of 22

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 25,	September 27,
	2004	2003
Cash flows from operating activities:
Net income	$3,770,056	$3,464,259
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,665,616	2,591,009
Loss (gain) on disposal of equipment	(31,864)	31
Changes in operating assets and liabilities	(8,974,787)	(4,546,409)

Net cash provided by (used in) operating
activities	(2,570,979)	1,508,890

Cash flows from investing activities:
Additions to property, plant and equipment	(7,567,025)	(1,747,525)
Proceeds from disposal of equipment	38,694	6,558
(Increase) decrease in other assets	31,559	(214,505)

Net cash (used in) investing activities	(7,496,772)	(1,955,472)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt	103,839,774	59,163,042
Repayments of revolving line of credit and
other long-term debt	(93,064,209)	(58,653,514)
Payment of cash dividends	(1,207,691)	-
Proceeds from exercise of stock options	431,162	62,597
Acquisition of treasury stock	-	(184,591)

Net cash provided by financing activities	9,999,036	387,534

Change in cash and cash equivalents	(68,715)	(59,048)

Cash and cash equivalents, beginning of period	106,254	112,898

Cash and cash equivalents, end of period	$37,539	$53,850

Supplemental disclosure of noncash financing
activity:
Cash dividends declared	$-	$298,094
The accompanying notes are a part of the consolidated financial statements.

Page 6 of 22

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

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three and nine months ended September 25, 2004 and September 27, 2003 are each for 13 week and 39 week periods, respectively.

NOTE 2 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:
	September 25,	December 27,
	2004	2003
Raw materials	$22,798,565	$19,763,424
Work-in-progress	8,276,829	6,593,014
Finished goods	9,570,701	9,839,965
	$40,646,095	$36,196,403

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

NOTE 3 - LONG-TERM DEBT

The Company amended its existing credit agreement effective March 22, 2004. The terms of the amended credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 27, 2003, and include an increase in the revolving line of credit to $30.0 million and the replacement of the existing term note with a $4.0 million term note payable in quarterly installments and maturing in August 2007. The revolving line of credit matures June 20, 2006 and as a result all borrowings under the credit facility at September 25, 2004 are classified as long-term debt.
Page 7 of 22

NOTE 4 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

Weighted average
number of shares
outstanding (used
in computation
of basic earnings
per share)	12,099,083	11,916,728	12,071,986	11,912,717

Effect of dilutive stock
options	347,907	213,781	412,356	166,084

Diluted shares
outstanding (used
in computation of
diluted earnings
per share)	12,446,990	12,130,509	12,484,342	12,078,801

All 2003 basic and diluted shares outstanding have been adjusted to reflect the 10% common stock dividend paid on October 16, 2003.

NOTE 5 - STOCK-BASED COMPENSATION

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

Page 8 of 22
NOTE 5 - STOCK-BASED COMPENSATION, Continued

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income, as reported	$ 892,540	$ 1,808,600	$ 3,770,056	$ 3,464,259
Add, Stock-based
compensation
expense included
in reported net
income, net of tax	-	16,463	-	49,389

Deduct, Stock-based
compensation
expense
determined under
fair value based
method, net of tax	(83,848)	(94,214)	(251,544)	(287,624)

Pro forma net income	$ 808,692	$ 1,730,849	$ 3,518,512	$ 3,226,024

Basic earnings per share,
as reported	$.07	$.15	$.31	$.29
Pro forma basic earnings
per share	.07	.15	.29	.27

Diluted earnings per
share, as reported	.07	.15	.30	.29
Pro forma diluted
earnings per
share	.06	.14	.28	.27

NOTE 6 - COMMON STOCK

On February 16, 2004, the Company paid a three cent ($.03) per share cash dividend to all Class A and B common stockholders. On May 17, 2004 and on August 9, 2004, the Company paid a three and one-half cent ($.035) per share cash dividend to all Class A and B common stockholders.

NOTE 7 - SUBSEQUENT EVENT
On October 21, 2004, the Company's Board of Directors declared a three and one-half cent ($.035) per share cash dividend payable on November 8, 2004 to all Class A and B common stockholders of record on November 1, 2004.

Page 9 of 22

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended September 25, 2004 increased $12.7 million (a 21.9% increase) to $70.8 million from $58.1 million for the quarter ended September 27, 2003. For the nine months ended September 25, 2004 revenues increased $66.6 million (a 39.5% increase) to $235.2 million from $168.6 million for the nine months ended September 27, 2003. The Company has experienced strong demand for its truck body product lines in both the quarter and nine month periods ended September 25, 2004. Within the truck category the Company's largest product line, dry freight, was up 41 percent in the quarter and 60 percent for the nine months ended September 25, 2004.

The Company's gross profit as a percentage of revenues declined in both the quarter and nine month periods ended September 25, 2004 when compared to the comparable prior year's periods. The table below presents the components of cost of sales as a percentage of revenues and the change from period to period.

	Three Months Ended			Nine Months Ended
	September 25,	September 27,		September 25,	September 27,
	2004	2003	Change	2004	2003	Change
Materials	56.7%	53.2%	3.5%	57.5%	53.0%	4.5%
Direct labor	14.1	14.1	-	15.0	14.7	.3
Overhead	14.7	14.7	-	14.0	15.8	-1.8
Delivery	3.4	3.1	.3	3.0	3.1	-.1
	88.9%	85.1%	3.8%	89.5%	86.6%	2.9%

Gross profit	11.1%	14.9%	-3.8%	10.5%	13.4%	-2.9%

Increases in raw material costs continue to be the single biggest factor for the decline in gross profit. The Company has experienced unprecedented cost increases in virtually all the major raw materials used to produce its products. Within the raw material product categories, steel has been the most egregious by rising in excess of 21 percent over prices paid in the prior year. Costs for the other major raw material categories (wood, aluminum, resin and fiberglass) have all increased substantially over prices paid in the prior year. The Company's major suppliers have indicated the raw material costs have not stabilized and will continue to rise.

The Company implemented price increases totaling 7.5 percent in March 2004 and an additional 5 percent effective late July 2004. On selected product lines containing a high percentage of steel, the Company has increased selling prices by 25 to 30 percent. Due to the Company's sizable back log and the industry policy of honoring outstanding quotes for 30 days, it takes up to four months for a price increase to take effect. The price increases put into effect began impacting margins to a small degree in the third quarter. The increases in selling price will not be fully realized until late November 2004. Raw material costs have generally not stabilized and the Company continues to absorb unfavorable purchase price variances that are negating the effect of price increases that have been implemented. Until raw material costs stabilize it will be difficult for the Company to return to historical operating margins.

Page 10 of 22

Gross profit for the quarter and nine months ended September 25, 2004 was favorably impacted by physical inventory adjustments of $.4 million. The favorable adjustments were almost entirely the result of standard price increases related to the Company's increasing raw material costs. The comparable favorable inventory adjustments for the quarter and nine months ended September 27, 2003 were $.8 million, consisting of $.4 million of standard price increases and $.4 million of quantity adjustments.

Direct labor as a percentage of revenues was 14.1 percent for the quarters ended September 25, 2004 and September 27, 2003. Direct labor as a percentage of revenues for the nine months ended September 25, 2004 increased slightly to 15.0 percent from 14.7 percent for the nine months ended September 27, 2003. The increase is attributed to extensive use of temporary labor services to meet the stringent delivery schedules of the Company's large consumer rental customers as well as start up costs of the Company's new bus production line in California and startup and training expenses at the Company's truck body manufacturing facility in Oregon.

Overhead expenses as a percentage of revenues were 14.7 percent for both quarters ended September 25, 2004 and September 27, 2003. Overhead expenses as a percentage of revenues for the nine months ended September 25, 2004 declined 1.8 percent to 14.0 percent from 15.8 percent for the nine months ended September 27, 2003.

Selling, general and administrative expenses as a percentage of revenues were 8.7 percent for the three months ended September 25, 2004 and 7.7 percent for the nine months ended September 25, 2004. The comparable prior period percentages were 9.6 percent for the quarter and 9.7 percent for the nine months. The decline in selling, general and administrative expenses as a percentage of revenues primarily relates to the increased revenues and the fixed nature of certain expenses in these categories.

Interest expense for the three months ended September 25, 2004 was $259,000 compared to $165,000 for the three months ended September 27, 2003 and $667,000 for the nine months ended September 25, 2004 and $607,000 for the comparable nine-month period. The additional interest expense relates to increased bank borrowings to finance the increases in accounts receivable and inventories resulting from the significant increase in revenues.

The Company's effective income tax rate was 38.0% for 2004 compared to 38.4% for 2003. The decrease is attributable to research and experimentation tax credits, fluctuations in state taxable income and varying tax rates in those states in which the company transacts business.

Liquidity and Capital Resources

Net income of $3.8 million, adjusted for depreciation and amortization of $2.7 million, was the major source of operating cash flows for the nine months ended September 25, 2004. Accounts receivable have increased $5.8 million since December 27, 2003 while inventories have increased $4.4 million. The accounts receivable increase is associated with higher revenues in 2004 compared to 2003. The increased inventories reflect the standard price increases and the fact that the Company is building inventory levels in preparation for its large

Page 11 of 22

fleet contracts that have stringent delivery dates beginning in the fourth quarter of 2004. The increases in accounts receivable and inventories are being financed with the Company's revolving line of credit.

The Company has invested $7.6 million in property, plant and equipment during the first nine months of 2004. As detailed in our second quarter Form 10-Q, the major additions were for additional capacity in Jonestown, Pennsylvania ($1.6 million), Cleburne, Texas ($1.1 million) and Griffin, Georgia ($.2 million). The Company anticipates spending approximately $2.0 million in the fourth quarter to complete its capacity additions.

The Company believes that cash flow generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the remainder of 2004 and the next twelve months.

Contractual Obligations

Our fixed, noncancelable obligations as of September 25, 2004, were as follows:

	Payments due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt (a)	$30,700,267	$1,608,333	$26,375,267	$950,000	$1,766,667
Operating leases (b)	729,494	624,774	103,320	1,400	-

Total	$31,429,761	$2,233,107	$26,478,587	$951,400	$1,766,667

(a) Amounts are included on the Consolidated Balance Sheets. For additional information regarding debt and related matters, see Note 3 of the accompanying Notes to Consolidated Financial Statements and Note 4 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 27, 2003.

(b) For additional information regarding operating leases, see Note 8 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 27, 2003.

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

Page 12 of 22

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

Page 13 of 22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

There has been no material change from the information provided in the Company's Annual Report on Form 10-K for the year ended December 27, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures - The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the rules of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

b)	Changes in Internal Controls - There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures during the Company's last fiscal quarter, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Page 14 of 22

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

		Exhibit 31.1	Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

		Exhibit 31.2	Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

		Exhibit 32.1	Certification of Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

		Exhibit 32.2	Certification of Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K:

	1.	A Report on Form 8-K dated July 27, 2004, was filed by the Company to report the issuance of a press release announcing a three and one-half cent ($.035) cash dividend.

	2.	A Report on Form 8-K dated August 2, 2004 was filed by the Company to report the issuance of a press release containing the Company's financial results for the fiscal quarter ended June 26, 2004.

Page 15 of 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

BY: /s/ ROBERT W. WILSON

DATE: November 3, 2004	Robert W. Wilson

Executive Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

(Signing on behalf of the Registrant and as Principal Financial Officer)

Page 16 of 22

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

Page 17 of 22
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

Date: November 3, 2004

/s/ Herbert M. Gardner
Chief Executive Officer

Page 18 of 22

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

Page 19 of 22
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

Date: November 3, 2004

/s/ Robert W. Wilson
Chief Financial Officer

Page 20 of 22

Exhibit 32.1

Certification of Chief Executive Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 25, 2004 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Date: November 3, 2004

/s/ Herbert M. Gardner
Chief Executive Officer

Page 21 of 22

Exhibit 32.2

Certification of Chief Financial Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 25, 2004 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Date: November 3, 2004

/s/ Robert W. Wilson
Chief Financial Officer

Page 22 of 22