Form 10-K
period 2004-12-25
SUPREME INDUSTRIES INC
filed 2005-03-17
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 25, 2004.
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____.

Commission File No. 1-8183

SUPREME INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	75-1670945
(State of Incorporation)	(IRS Employer Identification No.)

P.O. Box 237, 2581 E. Kercher Road, Goshen, Indiana	46528
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) - (574) 642-3070

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock ($.10 Par Value)	American Stock Exchange
(Title of each class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 26, 2004: $54,665,440

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2005
Class A Common Stock ($.10 Par Value)	10,105,328 shares
Class B Common Stock ($.10 Par Value)	2,109,133 shares

Documents Incorporated by Reference

Parts of Form 10-K Into Which the
Document	Document is Incorporated
Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 3, 2005	Part III

The Index to Exhibits is on page 44 in the sequential numbering system. Total pages 56

Page 1 of 56

PART 1

ITEM 1.	BUSINESS.

History

Supreme Industries, Inc., a Delaware Corporation (the "Company" or "Supreme"), is one of the nation's leading manufacturers of specialized vehicles, including truck bodies and shuttle buses. The Company was incorporated in 1979 and originally had one operating subsidiary, TGC Industries, Inc., which was spun-off to stockholders of the Company effective July 31, 1986.

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

Supreme's products are medium-priced although prices can range from $1,000 to $175,000. Supreme's truck bodies are offered in aluminum or fiberglass reinforced plywood panel ("FRP") construction and are available in lengths of 9 to 45 feet and heights up to 13 feet, 6 inches. Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with the truck bodies to meet the end-user's needs.

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

Page 2 of 56
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

Page 3 of 56
Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies and garbage packers. Neither Supreme nor any of its competitors manufacture every type of specialized vehicle. Supreme intends to continue to expand its products line, but there is no assurance that it will do so.

Manufacturing

Supreme's manufacturing facilities are located in Goshen, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania and Woodburn, Oregon. Supreme's management estimates that the capacity utilization of its plants and equipment ranges from 60% to 90% of capacity when annualized on a one-shift basis. At various times during the year, several of the Company's plants operate at 100% capacity to meet fleet requirements.

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

Page 4 of 56
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

Marketing

Supreme normally sells the vehicle and/or equipment that has been installed on the chassis to either truck dealers, truck equipment distributors, fleet leasing companies or directly to end-users. Truck bodies purchased by a truck dealer from Supreme are sold by the dealer to its own customers. Since Supreme or its distributors (but not the truck dealers) generally service all Supreme products sold by the truck dealers, each truck dealer is normally located within relatively close geographic proximity to Supreme or the distributor supplying such dealer.

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

Supreme markets products in geographic areas where the Company does not have a strong distributor. The Company currently has distribution/mounting facilities in or near the cities of St. Louis, Missouri; Louisville, Kentucky; Cleveland and Columbus, Ohio; Orlando, Florida; Houston and San Antonio, Texas; Denver, Colorado; San Francisco, California and Harrisville, Rhode Island.

Approximately 85 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.

Competition

The competitive nature of the specialized vehicle industry creates a number of challenges for the Company. Important factors include product pricing, quality of product, lead times, geographic proximity to customers and the ability to manufacture a product customized to customer specifications. Management believes that the Company has a competitive advantage in each of these areas due to its years of experience in the industry, established dealer/distributor relationships, strong relationships with chassis manufacturers and its nationwide presence. However, specialized vehicles are produced by a number of smaller, regional companies, which create product pricing pressures that could adversely impact the Company's profits. Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies and shuttle buses, because such manufacturers' highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized vehicles with various options and equipment.

Page 5 of 56
Trademarks

The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme. Management believes that these trademarks have significant customer goodwill.

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories. The Company had working capital of $50.9 million and $42.9 million at December 25, 2004 and December 27, 2003, respectively.

Major Customers

No single customer, or group of customers, accounted for 10% or more of the Company's revenues for the fiscal years ended in 2004, 2003 and 2002. The Company's export sales are not significant.

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

Employees

As of December 25, 2004 and December 27, 2003, the Company employed approximately 2,300 and 2,000 employees, respectively, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

Back Log

The Company's backlog of firm orders was $89.1 million at December 25, 2004 compared to $66.1 million at December 27, 2003.

Page 6 of 56
Executive Officers of the Registrant

The name, age, business background, positions held with the Registrant and tenure of each of the Registrant's executive officers are set forth below. No family relationship exists among any of the executive officers.

Name, Age, and Business Experience			Served as Executive Officer Since	Position(s) With Company
Herbert M. Gardner, 65

Executive Vice President of Barrett-Gardner Associates, Inc., an investment banking firm since November 2002 and previously Senior Vice President of Janney Montgomery Scott LLC, investment bankers; Chairman of the Board of the Company since 1979 and President of the Company since June 1992. Director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company; Also a Director of Nu Horizons Electronics Corp., an electronic component distributor; TGC Industries, Inc., a company engaged in the geophysical services industry; Co-Active Marketing Group, Inc., a marketing and sales promotion company.

			1979	Chairman of the Board and President

Omer G. Kropf, 63 Executive Vice President of the Company since August 1984; President and Chief Executive Officer of Supreme Corporation, a subsidiary of the Company, from January 1984 to November 2000 and co-holder of Office of the President of Supreme Corporation since November 2000.			1984	Executive Vice President

William J. Barrett, 65 President of Barrett-Gardner Associates, Inc., an investment banking firm since November 2002 and previously Senior Vice President of Janney Montgomery Scott LLC, investment bankers; Secretary and Assistant Treasurer of the Company and a Director since 1979. Chairman of the Board and Director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company; and a Director of TGC Industries, Inc., a company engaged in the geophysical services industry.			1979	Executive Vice President (Long Range and Strategic Planning) and Secretary

Robert W. Wilson, 60 Treasurer, Executive Vice President and Chief Financial Officer of the Company since December 1992; Vice President of Finance since 1988 and co-holder of Office of the President of Supreme Corporation, a subsidiary of the Company, since November 2000.			1992	Executive Vice President, Treasurer, Chief Financial Officer, and Assistant Secretary

Page 7 of 56
ITEM 2.	PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Registrant as of December 25, 2004.

		Square Footage	Owned or Leased	Operating Segment
Manufacturing of Products
Jonestown, Pennsylvania		514,987	Owned	Specialized Vehicles
Goshen, Indiana		264,568	Leased	Specialized Vehicles
Goshen, Indiana		236,623	Owned	Specialized Vehicles
Cleburne, Texas		176,235	Owned	Specialized Vehicles
Woodburn, Oregon		144,494	Owned	Specialized Vehicles
Griffin, Georgia		105,379	Leased	Specialized Vehicles
Moreno Valley, California		103,200	Owned	Specialized Vehicles
Griffin, Georgia		26,400	Owned	Specialized Vehicles
		1,571,886

Manufacturing of Component Parts
Goshen, Indiana		57,570	Owned	Fiberglass Products
Ligonier, Indiana		32,142	Owned	Fiberglass Products
Ligonier, Indiana		18,960	Leased	Fiberglass Products
		108,672

Distribution
Harrisville, Rhode Island		20,000	Owned	Specialized Vehicles
St. Louis, Missouri		15,000	Owned	Specialized Vehicles
Houston, Texas		14,533	Owned	Specialized Vehicles
Streetsboro, Ohio		11,900	Owned	Specialized Vehicles
Denver, Colorado		11,575	Leased	Specialized Vehicles
Springfield, Ohio		11,200	Owned	Specialized Vehicles
Vallejo, California		8,540	Leased	Specialized Vehicles
San Antonio, Texas		7,000	Owned	Specialized Vehicles
Louisville, Kentucky		6,664	Owned	Specialized Vehicles
Apopka, Florida		5,200	Owned	Specialized Vehicles
		111,612

Property Held for Sale (1)
Wilson, North Carolina		113,694	Owned	Not Applicable

Corporate Office Building
Goshen, Indiana		26,000	Owned	Not Applicable

Total square footage		1,931,864

(1) During the third quarter of 2002, the Company ceased business operations at its facility in Wilson, North Carolina. The property has been listed for sale; however, the Company has been unable to sell the property because of the economic conditions and excess building facilities in this region of the country.

Page 8 of 56
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

No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 25, 2004.

PART II

ITEM 5.				MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of March 7, 2005 was approximately 295. Due to the number of shares held in nominee or street name, it is likely that there are more than 295 beneficial owners of the Company's Class A Common Stock.

The Company's Class A Common Stock closed at a price of $6.70 per share on the American Stock Exchange on March 7, 2005 on which date there were 10,105,328 shares of Class A Common Stock outstanding. High and low sales prices of the Class A Common Stock for the two-year period ended December 25, 2004 were:

	2004		2003
	High	Low	High	Low
1st Quarter	$7.80	$5.95	$4.49	$4.01
2nd Quarter	7.26	6.25	5.90	4.30
3rd Quarter	6.65	5.95	5.75	4.39
4th Quarter	6.81	5.90	6.39	4.90

All of the 2,109,133 outstanding shares of the Company's Class B Common Stock were held by a total of 13 persons as of March 7, 2005. There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

Page 9 of 56

The Board of Directors approved the following cash dividends on its outstanding Class A and Class B Common Stock during the years ended December 25, 2004 and December 27, 2003:

				Cash Dividend
Declaration Date	Record Date	Paid Date		Per Share
September 24, 2003	October 16, 2003	October 24, 2003		$.025
January 23, 2004	February 6, 2004	February 16, 2004		$.030
April 29, 2004	May 10, 2004	May 17, 2004		$.035
July 20, 2004	August 2, 2004	August 9, 2004		$.035
October 21, 2004	November 1, 2004	November 8, 2004		$.035

On September 24, 2003, the Company declared a 10% common stock dividend paid on October 16, 2003 to stockholders of record as of October 6, 2003. All share and per share data have been adjusted to reflect this stock dividend on a retroactive basis.

ITEM 6.	SELECTED FINANCIAL DATA.

	For Fiscal Years Ended
Consolidated Income Statement Data:
(in millions, except per share amounts)

	2004	2003	2002	2001	2000
Revenue	$308.0	$226.9	$210.1	$226.7	$263.5

Net income	4.7	4.6	3.6	4.9	8.0

Net income per share: (a)
Basic earnings per share	.39	.39	.30	.41	.65

Diluted earnings per share	.38	.38	.30	.41	.65

Cash dividends per common share	.135	.025	-	-	-

Consolidated Balance Sheet Data:
(in millions)

Working capital	$50.9	$42.9	$29.3	$29.4	$35.2

Total assets	129.2	106.3	87.9	91.6	103.0

Long-term debt (excluding
current maturities)	28.8	17.4	7.4	13.1	25.9

Stockholders' equity	67.6	63.6	59.0	55.1	50.8

(a) All per share amounts have been adjusted for all common stock dividends paid.

Page 10 of 56
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS.

Comparison of 2004 with 2003

Revenue includes net sales and other income. Net sales for the year ended December 25, 2004 were $307.3 million, an increase of $82.4 million over the $224.9 million for the year ended December 27, 2003. All of the Company's major product lines increased over the levels experienced in 2003. The largest increase in net sales was in the Company's dry freight product line which grew $61.6 million over 2003. The balance of the increase in net sales was spread over its remaining product lines. The opening of the Company's Northwest production facility in Oregon contributed $9.9 million to the increase in net sales, primarily in the dry freight area.

The improving market conditions experienced in the fourth quarter of 2003 carried over into 2004. On a unit basis, new orders increased approximately 52%, and backlog grew to a record $89.1 million. The Company anticipates demand to remain strong barring any negative repercussions from the significant price increases passed on to its customers during the year. While the Company implemented several price increases during the year, these price increases only impacted revenues by an estimated 3% to 4% due to the Company's significant backlog and policy of honoring quotes outstanding at the time of the increase.

Other income decreased $1.4 million to $.6 million in 2004 from $2.0 million in 2003. Gains on sale of property, plant and equipment were $87,000 in 2004 compared to $1.1 million in 2003 and this accounted for most of the decrease in other income.

Gross profit as a percentage of net sales declined 2.7% in 2004 to 10.0% from 12.7% in 2003. The startup and training costs of approximately $1.5 million at the Company's new Oregon manufacturing facility impacted 2004 margins; however, the most significant cause for the decrease in gross profit was the unprecedented rise in the Company's raw material costs. The following table presents the components of cost of sales as a percentage of net sales and their change from year to year.
	December 25,		December 27,		Percent
	2004		2003		Change
Materials	57.6%		53.9%		3.7%
Direct Labor	15.0		14.8		.2
Overhead	14.3		15.4		-1.1
Delivery	3.1		3.2		-.1
	90.0%		87.3%		2.7%

Gross Profit	10.0%		12.7%		-2.7%

The Company experienced rapidly escalating raw material costs throughout 2004. The most significant increases were encountered in the Company's steel purchases which aggregate approximately 20% of total raw material purchases. Steel costs, on average, increased approximately 71% during 2004 from the levels paid during 2003. Cost of all other major raw material items also increased significantly in 2004 from the levels experienced in 2003. Cost of resins and gelcoats used in the Company's composites products increased 58% and 21%, respectively. Plywood costs spiked as high as 31%, but leveled off at 19% over prices paid in 2003. Other items experiencing cost increases as compared with 2003 were flooring at 10% and aluminum at 8 to 9%.

The Company's major suppliers indicated that they do not see an end to escalating raw material costs. Raw materials anticipated to be most affected in 2005 are steel, resins and gelcoats. The Company is seeking to purchase its raw material requirements at the best terms and prices possible and is expanding vendor relationships both domestically and internationally.
Page 11 of 56
The slight increase in direct labor of .2% was attributed primarily to startup and training costs at the Company's bus operation in California, its new Oregon facility and, to a lesser extent, the Armored plant startup in Texas.

Both overhead and delivery expenses improved as a percentage of net sales in 2004 when compared to 2003. The improvement in overhead was due to the fixed nature of certain expenses that do not fluctuate when volume changes. The Company has been unfavorably impacted since 2000 by rising overhead expenses that the Company has been unable to pass on due to competitive market conditions. The categories that have felt the most pressure are commercial and general liability insurance, workers' compensation insurance and group health insurance.

To improve gross profit and mitigate rising material costs, the Company implemented a series of price increases beginning in March 2004. The most recent price increase was effective January 1, 2005. The cumulative effect of these price increases now totals approximately 20%. Product lines containing large amounts of steel and composite materials had price increases significantly above average. Prior to the March increases, the Company had not had a price increase since June 2000.

Industry practice is such that price increases take effect approximately 30 days after announcement. In addition, firm backlogged orders historically have been honored and not subject to price increases for either escalating material cost increases or otherwise. As a result of significant backlogs (approximately 70 to 90 days throughout the year), each of the price increases did not take effect for 4 to 6 months after announcement. Therefore, we estimate that approximately $11.4 million of material cost increases were not recovered through price increases in 2004. To help eliminate the effect of the above industry practices, the Company now makes its price increases effective immediately, while attempting to include escalation provisions in large fleet orders. With regard to dealer and direct non-fleet backlogged business, the Company is evaluating various strategies for more post-order pricing flexibility. Changing historical industry practices is a long-term effort and therefore should material costs continue to escalate, there will continue to be a degree of material cost increase absorption due to the delay in effectiveness of price increases. In addition, competitive conditions in certain markets and products affect the net selling price the Company may realize and it is difficult to predict the effect our price increases may have on customer demand.

Selling, general and administrative expenses were $24.3 million or 7.9% of net sales in 2004 compared to $22.2 million or 9.9% of net sales in 2003. The largest component of selling, general and administrative expense was compensation related expense which comprised approximately 72% and 71% of total selling, general and administrative expenses in 2004 and 2003, respectively. The dollar increase in 2004 relates to additional commission expense on increased net sales, additional incentive programs that resulted in higher volume and investment in upgrading the Company's sales literature. The Company benefited from cooperative marketing income in both 2004 and 2003 in approximately the same dollar amounts. These cooperative marketing funds, received from original equipment manufacturers ("OEM"), are used to offset marketing and promotional expenses for the Company's products. There is no assurance that these programs will continue or that the Company will benefit from these programs as the OEM tend to reduce them as their business improves.

Interest expense increased $234,070 in 2004 to $1,016,732 from $782,662 in 2003. The increase in interest expense was primarily the result of gradually increasing interest rates and additional borrowings under the Company's revolving credit agreement to fund increases in accounts receivable and inventories associated with substantially higher net sales throughout 2004.

Page 12 of 56
The Company's effective income tax rate was 22.2% for 2004 compared to 38.6% in 2003. The favorable rate reduction in 2004 resulted from federal and state research and development tax credits claimed on amended tax filings. Additionally, other tax reserves were credited to income as they were no longer required as the result of the favorable conclusion of tax audits or the expiration of the statute of limitations on open years (See Note 7 of the Notes to Consolidated Financial Statements).

Net income for 2004 was $4.7 million, or $.38 per diluted share compared to $4.6 million, or $.38 per diluted share in 2003. Net income was negatively impacted principally by raw material cost increases and positively impacted by the lower effective tax rate as previously discussed.

Liquidity and Capital Resources

The Company's revolving line of credit, net income and depreciation and amortization were the major sources of cash flows during 2004. The Company increased the availability under its revolving credit agreement from $30.0 million to $40.0 million for the period January 1 through June 30 of each year. The availability returns to $30.0 million for the period July 1 through December 31 of each year. The increase is necessary to fund the Company's working capital needs during the first six months of the year when its large consumer rental customers require the bulk of their deliveries.

Inventories were up $9.2 million and accounts receivables were up $4.3 million at December 25, 2004 from December 27, 2003. An increase of $8.3 million in accounts payable at December 25, 2004 helped fund the working capital requirements.

The Company invested $11.8 million in property, plant and equipment during 2004. Major additions were made in Texas, Pennsylvania and Georgia. The Company purchased 32 acres and a 61,000 sq.ft. building for $1.1 million to support its growing armored truck business in Cleburne, Texas. It also invested $.9 million in machinery and equipment for this facility, that will be utilized for the truck product lines as well as the armored truck business. This will give the Company processing abilities it previously had to purchase from others, reduce the labor content of its products as well as reduce the amount of inventory on hand. The Company purchased 30 acres and a 300,000 sq.ft. manufacturing facility adjacent to its primary facility in Jonestown, Pennsylvania for $1.6 million. This purchase will enable us to consolidate operations that will enhance efficiency, provide needed chassis storage space and increase capacity. An additional $.6 million was spent to bring the facility to a production-ready state. We also invested $1.2 million in equipment for the Pennsylvania plant. The major item was a combination turret/laser for $.5 million which will allow us to reduce the labor content of our product as well as reduce inventories and scrap. The other major capacity addition was in our Georgia facility for additional capacity for the Southeast. We invested $.2 million for 10 acres adjacent to our existing Georgia property. We are currently constructing a 60,000 sq.ft. manufacturing facility that is in process. We invested $.5 million in this facility during 2004. The cost to complete this facility in 2005 is estimated to be $.7 million and production is expected to begin late first quarter or early second quarter of 2005.

The Company's former manufacturing facility in Wilson, North Carolina (closed in the third quarter of 2002) continues to be listed for sale; however, we have been unable to sell this facility because of economic conditions and excess buildings in this region. We expect the ultimate net sales price will exceed the $1.9 million carrying value and the sales proceeds would provide additional liquidity.

The Company believes that cash flow generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during 2005.

Page 13 of 56
Comparison of 2003 with 2002

Revenue includes net sales and other income. For the year ended December 27, 2003, net sales increased $15.3 million to $224.9 million from $209.6 million for the year ended December 28, 2002. Other income increased $1.4 million to $2.0 million from $.6 million in the prior year. Supreme's dry freight product lines, which represented 48% of net sales in 2003, were responsible for the majority of the increase in net sales. Sales of Supreme's line of specialty transit buses and trolley replicas decreased slightly during 2003 when compared to 2002. While a small decrease of sales was realized in these bus product lines on a year-over-year basis, the Company was encouraged as each quarter showed gains when compared to the immediately preceding quarter. These bus product lines represented 18% of net sales in 2003 compared to 20% in 2002. The Company's specialized line of Spartan service and cargo products showed a slight revenue decline of $1.7 million in 2003 when compared to 2002. The Company was the first to introduce these specialized products to the market. These products have since been duplicated by virtually every competitor, accounting for the slight decline in net sales. The Company's line of refrigerated products declined $.4 million in 2003 when compared to 2002. This decline was due to the closing of the Wilson, North Carolina plant, which primarily manufactured refrigerated product lines, in the third quarter of 2002. The Company's smaller niche product lines, armored vehicles and fiberglass bodies, showed improvement in 2003 over 2002.

The Company experienced improving market conditions primarily during the last quarter of 2003. For the year, new orders increased 17% compared to 2002. The Company has also received a 5,000 unit, $20.0 million order for products to be manufactured and delivered during the first six months of 2004.

The $1.4 million increase in other income was principally attributable to gains on the sale of two properties.

Gross profit as a percentage of net sales was 12.7% in 2003 compared to 13.5% in 2002. The gross profit margin for 2003 was negatively impacted by .2% as a result of a $.5 million impairment charge (included in cost of sales) for the North Carolina facility held for sale.

Material costs as a percentage of net sales increased in 2003 compared to 2002 primarily as a result of extremely competitive pricing conditions in virtually all of the Company's product lines brought about by excess industry capacity. The Company and its competitors are experiencing improving market conditions which should reduce the excess capacity that was available in 2003. The Company has not experienced any significant material cost increase over the last two years but is anticipating both rising material cost and, in certain instances, availability issues as market conditions improve.

The Company experienced a slight decline in direct labor as a percentage of net sales in 2003 as compared to 2002. This decline is attributed to a shift in product mix in 2003 compared to 2002. The Company's FRP van product line, which is less labor intensive than the aluminum van product line, increased significantly in 2003 compared to 2002 resulting in the improvement in direct labor as a percentage of net sales.

Overhead expenses as a percentage of net sales were down slightly in 2003 as compared to 2002. Overhead expenses have been unfavorably impacted over the last three years as the Company has incurred increases in their costs but could not pass them through to the customer due to the extremely competitive market conditions. Commercial and general liability insurance, workers' compensation insurance and group health insurance have been under intense upward pressure. While there is some indication the pressure in commercial insurance is abating, the areas of group health and workers' compensation insurance are still under intense upward pressure.

Page 14 of 56
Selling, general and administrative expenses were $22.2 million or 9.9% of net sales in 2003 compared to $22.0 million or 10.5% of net sales in 2002. The largest components of selling, general and administrative expenses were compensation related expenses which comprised approximately 71% and 68% of total selling, general and administrative expenses in 2003 and 2002, respectively. Incentive and commission compensation, as well as a concerted effort to improve the Company's product research and development, were responsible for the slight increase in selling, general and administrative compensation costs. These efforts will continue in 2004. The Company's efforts in promoting its products through special marketing programs, combined with OEM cooperative advertising income, are a substantial part of the Company's marketing efforts. OEM marketing income accounted for 8.5% of the total spent on selling, general and administrative expenses in 2003 and 7.3% in 2002. With improving economic conditions there can be no assurance that the Company will continue to benefit from these incentives.

Interest expense declined $213,000 in 2003 when compared to 2002. This decline resulted from favorable interest rates combined with less borrowing during most of 2003. The improved market conditions experienced at the end of 2003, which are expected to continue through 2004, will likely result in increased revolving line of credit borrowings that could result in higher interest expense in 2004.

The Company's effective income tax rate was 38.6% and 38.5% for 2003 and 2002, respectively. The provision for state income taxes had increased primarily the result of fluctuations in state taxable income and varying tax rates in the states in which the Company transacts business.

Contractual Obligations

Our fixed, noncancelable obligations as of December 25, 2004 were as follows:
	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$30,400,000	$1,633,333	$26,275,000	$950,000	$1,541,667
Operating leases (b)	565,500	485,900	79,600	-	-
Total	$30,965,500	$2,119,233	$26,354,600	$950,000	$1,541,667

	(a) Amounts are included on the Consolidated Balance Sheets. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

	(b) See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding operating leases.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. In management's opinion, the Company's critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance and accrued warranty.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would affect our future operating results.
Page 15 of 56
Excess and Obsolete Inventories - The Company must make estimates regarding the future use of products and provides a provision for obsolete or slow-moving inventories. If actual product life-cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

Inventory Relief - For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material. Because of the customized nature of the Company's products, it is difficult to place full reliance on the bills of material for accurate relief of inventories. Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments, which are based on estimates, are necessary to assure correct relief of inventories for products sold. The estimate calculations consider the customized nature of products, historical inventory relief percentages, scrap variances and other factors which could impact inventory relief. The accuracy of the inventory relief is not known until the annual physical inventories and it is not practical to consider more frequent physical inventories because of the sales order backlog and the costs associated with ceasing production for the purpose of conducting physical inventories. If the annual physical inventories result in significant favorable or unfavorable adjustments, such adjustments would affect future operating results.

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

Pending Accounting Policies

See New Accounting Standards to be Adopted in Note 1 of Notes to Consolidated Financial Statements.

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company's management with respect to future events. When used in this report, words such as "believe," "expect," "anticipate," "estimate," "intend," and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements. Such forward-looking statements are based on assumptions made by, and information currently available to, the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials, raw material cost increases and severe interest rate increases. Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company's products. The forward-looking statements contained herein reflect the current view of the Company's management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.
Page 16 of 56
Control Risks

While the Company believes its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected. The Company continues to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
	RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the cost of investing, financing and operating. The Company's primary risk exposure results from changes in short-term interest rates. In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions. The Company's revolving line of credit is floating rate debt and bears interest at the bank's prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company's leverage ratio. The Company has been party to interest rate swap agreements, which exchanged floating rate for fixed rate interest payments. The final interest rate swap agreement matured in May 2004 and there were none in existence at December 25, 2004.

Based on the Company's overall interest rate exposure at December 25, 2004, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 25, 2004, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

Page 17 of 56
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements				Page

1.	Financial Statements:

Report of Crowe Chizek and Company LLC, Independent Registered Public
Accounting Firm					19

Consolidated Balance Sheets at December 25, 2004 and December 27, 2003					20

Consolidated Statements of Income for the years ended December 25, 2004,
	December 27, 2003 and December 28, 2002				21

Consolidated Statements of Stockholders' Equity for the years ended
	December 25, 2004, December 27, 2003 and December 28, 2002				22

Consolidated Statements of Cash Flows for the years ended December 25, 2004,
	December 27, 2003 and December 28, 2002				23

Notes to Consolidated Financial Statements					24 - 37

2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
	December 25, 2004, December 27, 2003 and December 28, 2002				38

All other schedules are omitted because they are not applicable.

3.	Supplementary Data

Quarterly Results (Unaudited)					39

Page 18 of 56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Supreme Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and its subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 25, 2004. Our audits also included the financial statement schedule listed in the Index of Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and its subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

		/s/Crowe Chizek and Company LLC

South Bend, Indiana
January 28, 2005

Page 19 of 56

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets
December 25, 2004 and December 27, 2003

ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$1,736,483	$106,254
Accounts receivable, net of allowance for doubtful accounts
of $296,000 in 2004 and $362,000 in 2003	28,432,715	24,144,751
Refundable income taxes	1,246,500	829,000
Inventories	45,441,189	36,196,403
Deferred income taxes	847,012	1,110,199
Other current assets	2,976,136	3,197,130
Total current assets	80,680,035	65,583,737

Property, plant and equipment, net	47,190,964	37,444,901

Intangible assets, net	30,066	81,608

Goodwill	735,014	735,014

Property held for sale	-	1,860,000

Other assets	560,540	599,841
Total assets	$129,196,619	$106,305,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$1,633,333	$2,558,093
Trade accounts payable	18,717,757	10,452,180
Accrued wages and benefits	3,463,823	3,275,116
Accrued self insurance	2,939,224	2,580,867
Accrued income taxes	312,415	871,068
Other accrued liabilities	2,715,212	2,987,735
Total current liabilities	29,781,764	22,725,059

Long-term debt	28,766,667	17,366,609

Deferred income taxes	3,085,179	2,541,274

Other long-term liabilities	-	29,190
Total liabilities	61,633,610	42,662,132

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	-	-
Class A Common Stock, $.10 par value; authorized 20,000,000 shares,
issued 12,400,102 shares in 2004 and 12,250,969 shares in 2003	1,240,010	1,225,097
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued
2,109,133 shares in 2004 and 2003	210,913	210,913
Additional paid-in capital	62,293,094	61,522,180
Retained earnings	24,155,562	21,039,446
Treasury stock, Class A Common Stock, at cost, 2,386,841 shares in 2004
and 2003	(20,336,570)	(20,336,570)
Accumulated other comprehensive loss	-	(18,097)
Total stockholders' equity	67,563,009	63,642,969
Total liabilities and stockholders' equity	$129,196,619	$106,305,101

See accompanying notes to consolidated financial statements.

Page 20 of 56

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Income
for the years ended December 25, 2004, December 27, 2003 and December 28, 2002

	2004	2003	2002
Revenue:
Net sales	$307,326,310	$224,853,226	$209,567,012
Other income	636,145	2,022,954	565,135
	307,962,455	226,876,180	210,132,147

Costs and expenses:
Cost of sales	276,556,076	196,290,476	181,350,538
Selling, general and administrative	24,287,530	22,247,343	21,964,703
Interest	1,016,732	782,662	995,523
	301,860,338	219,320,481	204,310,764
Income before income taxes	6,102,117	7,555,699	5,821,383

Income taxes	1,354,000	2,914,000	2,241,000
Net income	$4,748,117	$4,641,699	$3,580,383

Earnings per share:
Basic	$.39	$.39	$.30
Diluted	.38	.38	.30

Shares used in the computation of earnings per share:
Basic	12,083,601	11,921,777	11,904,395
Diluted	12,477,333	12,139,590	12,095,579

Cash dividends per common share	$.135	$.025	$ -

See accompanying notes to consolidated financial statements.

Page 21 of 56

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders' Equity
for the years ended December 25, 2004, December 27, 2003 and December 28, 2002
								Accumulated
								Other	Total
					Additional			Compre-	Stock-
	Class A Common Stock		Class B Common Stock		Paid-In	Retained	Treasury	hensive	holders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2002	11,220,565	$1,122,057	1,917,394	$191,739	$55,615,704	$18,532,324	$(20,143,825)	$(242,069)	$55,075,930

Net income	-	-	-	-	-	3,580,383	-	-	3,580,383
Unrealized gain on hedge
activity, net of tax	-	-	-	-	-	-	-	112,273	112,273
Total comprehensive income									3,692,656
Exercise of stock options	64,262	6,426	-	-	245,465	-	-	-	251,891
Acquisition of 1,900 shares of
treasury stock	-	-	-	-	-	-	(8,154)	-	(8,154)
Balance, December 28, 2002	11,284,827	1,128,483	1,917,394	191,739	55,861,169	22,112,707	(20,151,979)	(129,796)	59,012,323

Net income	-	-	-	-	-	4,641,699	-	-	4,641,699
Unrealized gain on hedge
activity, net of tax	-	-	-	-	-	-	-	111,699	111,699
Total comprehensive income									4,753,398
10% common stock dividend	891,634	89,163	191,739	19,174	5,308,529	(5,416,866)	-	-	-
Cash dividend ($.025 per
share)	-	-	-	-	-	(298,094)	-	-	(298,094)
Exercise of stock options	74,508	7,451	-	-	278,482	-	-	-	285,933
Tax benefit of disqualifying
stock option dispositions	-	-	-	-	74,000	-	-	-	74,000
Acquisition of 45,366 shares of
treasury stock	-	-	-	-	-	-	(184,591)	-	(184,591)
Balance, December 27, 2003	12,250,969	1,225,097	2,109,133	210,913	61,522,180	21,039,446	(20,336,570)	(18,097)	63,642,969

Net income	-	-	-	-	-	4,748,117	-	-	4,748,117
Unrealized gain on hedge
activity, net of tax	-	-	-	-	-	-	-	18,097	18,097
Total comprehensive income income									4,766,214
Cash dividends ($.135 per
share)	-	-	-	-	-	(1,632,001)	-	-	(1,632,001)
Exercise of stock options	149,133	14,913	-	-	577,731	-	-	-	592,644
Tax benefit of disqualifying
stock option dispositions	-	-	-	-	193,183	-	-	-	193,183
Balance, December 25, 2004	12,400,102	$1,240,010	2,109,133	$210,913	$62,293,094	$24,155,562	$(20,336,570)	$-	$67,563,009

See accompanying notes to consolidated financial statements.

Page 22 of 56

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows
for the years ended December 25, 2004, December 27, 2003 and December 28, 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$4,748,117	$4,641,699	$3,580,383
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,537,796	3,366,764	3,958,478
Impairment charge	-	497,406	-
Amortization of intangibles	51,542	51,542	70,412
Provision (credit) for losses on doubtful
receivables	54,152	25,983	(33,050)
Deferred income taxes	796,000	565,000	365,000
Tax benefit of disqualifying stock option
dispositions	193,183	74,000	-
Loss (gain) on sale of property, plant and
equipment	(86,946)	(1,084,868)	23,971
Changes in operating assets and liabilities:
Accounts receivable	(4,342,116)	(4,923,856)	1,166,394
Inventories	(9,244,786)	(12,397,115)	2,942,473
Other current assets	(596,506)	(261,165)	(817,987)
Trade accounts payable	8,265,577	3,652,015	(1,106,253)
Other current liabilities	(216,417)	2,100,683	(1,420,805)

Net cash provided by (used in) operating
activities	3,159,596	(3,691,912)	8,729,016

Cash flows from investing activities:
Proceeds from sale of property, plant and
equipment	438,694	2,276,274	46,174
Additions to property, plant and
equipment	(11,775,607)	(5,823,006)	(2,814,734)
Decrease (increase) in restricted cash deposit	400,000	-	(1,000,000)
Decrease (increase) in other assets	39,301	(414,679)	119,032

Net cash (used in) investing activities	(10,897,612)	(3,961,411)	(3,649,528)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt	139,580,529	93,148,890	16,886,439
Repayments of revolving line of credit and other
long-term debt	(129,105,231)	(85,251,160)	(22,238,677)
Payment of cash dividends	(1,632,001)	(298,094)	-
Proceeds from exercise of stock options	524,948	231,634	201,140
Acquisition of treasury stock	-	(184,591)	(8,154)

Net cash provided by (used in) financing
activities	9,368,245	7,646,679	(5,159,252)

Change in cash and cash equivalents	1,630,229	(6,644)	(79,764)

Cash and cash equivalents, beginning of year	106,254	112,898	192,662

Cash and cash equivalents, end of year	$1,736,483	$106,254	$112,898

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$930,438	$798,935	$1,034,000
Income taxes	1,290,970	2,126,821	2,716,718

See accompanying notes to consolidated financial statements.

Page 23 of 56

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the "Company") manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company's truck body products include cutaway and dry freight van bodies, refrigerated units, stake bodies and other specialized trucks. The Company also manufactures shuttle buses. At December 25, 2004, the Company had 18 manufacturing, distribution and supply facilities. The Company's customers are located principally in the United States.

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

Fiscal Year End - Effective January 1, 2002, the Company changed its fiscal year from a calendar year ending December 31 to a 52 or 53 week fiscal year ending the last Saturday in December. The fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 each contained 52 weeks.

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

Revenue Recognition - The production of specialized truck bodies and shuttle buses starts when an order is received from the customer and revenue is recognized when the unit is shipped to the customer. Revenue on certain customer requested bill and hold transactions is recognized subsequent to when the customer is notified that the product(s) have been completed according to customer specifications, have passed all of the Company's quality control inspections and are ready for delivery based upon established delivery terms. These transactions meet the requirements for bill and hold accounting under Securities and Exchange Commission Staff Accounting Bulletin Topic 13, "Revenue Recognition."

Net sales are net of cash discounts which the Company offers its customers in the ordinary course of business.

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions. The Company performs ongoing credit evaluations of its customers and credit is extended on an unsecured basis.

Advertising - The Company expenses advertising costs as incurred. Advertising costs for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 were $280,996, $467,813 and $185,994, respectively.
Page 24 of 56
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Financial Instruments and Fair Values - The Company has utilized interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate debt. The swap agreements are contracts to exchange the debt obligation's LIBOR floating rate (exclusive of the applicable spread) for fixed rate interest payments over the life of the debt obligations without exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure of credit loss. The differential paid or received under interest rate swap agreements is recognized as an adjustment to interest expense.

There were no interest rate swap agreements outstanding at December 25, 2004. The Company had one interest rate swap agreement outstanding at December 27, 2003 for a notional amount of $2,091,000. The interest rate swap agreement provided a 5.8% fixed interest rate and matured on May 11, 2004. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the interest rate swap agreement was designated and qualified as a fair value hedging instrument. It was fully effective, resulting in no net gain or loss recorded in the consolidated statements of income. The fair value of the contract at December 27, 2003 was a $29,910 liability under SFAS No. 133 and changes in fair value were adjusted through accumulated other comprehensive loss.

The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 25, 2004 and December 27, 2003 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 25, 2004 and December 27, 2003, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. During 2002, the Company made an interest bearing cash deposit to secure the payment of amounts due under certain insurance policies. This deposit is included in other current assets and was $600,000 and $1,000,000 at December 25, 2004 and December 27, 2003, respectively.

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

Page 25 of 56
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Inventories - Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation is provided based on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements, for financial reporting purposes, is determined by the straight-line method over the lesser of the useful life of the asset or term of the lease. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations (included in other income in the consolidated statements of income). Expenditures for maintenance and repairs are charged to operations as incurred. Betterments and major renewals are capitalized and recorded in the appropriate asset accounts.

Property Held for Sale - During 2002, the Company ceased business operations at its North Carolina manufacturing facility and reclassified this facility to property held for sale. The closing of the facility did not result in discontinued operations because the operations and cash flows of the facility were absorbed by the Company's other locations. In the fourth quarter of 2003, the Company recognized an impairment loss of $497,406 as it lowered the sales price of the property. In the fourth quarter of 2004, the Company reclassified this asset, with a carrying value of $1,860,000, to property, plant and equipment and resumed depreciation. Although the property continues to be listed for sale, the economic conditions in the region where this building is located has created difficulty in selling this property and prompted the reclassification.

Intangible Assets - Intangible assets subject to amortization consist of favorable lease agreements with a cost of $1,048,167 less accumulated amortization ($1,018,101 in 2004 and $966,559 in 2003). The favorable leases are being amortized using the straight-line method over the twenty-five year term of the lease which includes renewal terms. Amortization expense for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 was $51,542, $51,542 and $70,412, respectively. Amortization expense is estimated to be $30,066 for 2005 as the lease agreements expire in July 2005.

Goodwill - The carrying value of goodwill at December 25, 2004 and December 27, 2003 aggregates $735,014. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, goodwill is tested for impairment at least annually at the reporting unit level and other intangible assets deemed to have an indefinite life are tested for impairment at least annually.

Page 26 of 56

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

	Evaluation of Impairment of Long-Lived Assets - Effective January 1, 2002, the Company adopted SFAS No. 144, "Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. As previously noted, the Company recognized in the fourth quarter of 2003 a $497,406 impairment charge on property held for sale. Management believes that no other material impairment of long-lived property existed at December 25, 2004.

	Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

	The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.
		2004	2003	2002
	Net income, as reported	$4,748,117	$4,641,699	$3,580,383
	Add: Stock-based compensation
	expense included in reported
	net income, net of tax	-	50,706	67,286
	Deduct: Stock-based compensation
	expense determined under fair
	value based method, net of tax	(436,009)	(381,782)	(313,721)

	Pro forma net income	$4,312,108	$4,310,623	$3,333,948

	Basic earnings per share, as reported	$. 39	$.39	$.30
	Pro forma basic earnings per share	. 36.36		.28

	Diluted earnings per share, as reported	. 38.38		.30
	Pro forma diluted earnings per share	. 35.36		.28

	The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:
		2004	2003	2002
	Risk free interest rate	(a)	2.6%	3.8%
	Expected life	(a)	5 years	5 years
	Expected volatility	(a)	37.2%	38.5%
	Expected dividends	(a)	-	-

	(a) There were no grants of options made by the Company during 2004.

Page 27 of 56
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

	Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale. Estimated warranty costs are provided at the time of sale and are based upon historical experience. Warranty activity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 is as follows:

		2004	2003	2002
	Accrued warranty, beginning of year	$1,059,000	$1,000,000	$1,025,000
	Warranty expense	1,485,504	1,129,671	1,071,080
	Warranty claims paid	(1,335,160)	(1,070,671)	(1,096,080)
	Accrued warranty, end of year	$1,209,344	$1,059,000	$1,000,000

	Income Taxes - Deferred income taxes are determined using the liability method.

	Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options.

	Segment Information - The Company's principal business is manufacturing specialized vehicles. Management has not separately organized the business beyond specialized vehicles and vertically integrated fiberglass manufacturing processes. The vertically integrated fiberglass manufacturing subsidiary constitutes a segment by definition of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information;" however, this segment does not meet the quantitative thresholds for separate disclosure as set forth in this statement. The vertically integrated fiberglass manufacturing subsidiary's revenues are less than 10 percent of consolidated revenues, the absolute amount of its reported income is less than 10 percent of the absolute amount of consolidated net income, and finally, its assets are less than 10 percent of consolidated assets.

	Net sales consist of the following:
		2004	2003	2002
	Specialized vehicles	$297,992,286	$216,076,110	$203,175,070
	Fiberglass manufacturing	9,334,024	8,777,116	6,391,942
	Net sales	$307,326,310	$224,853,226	$209,567,012

	New Accounting Standards Adopted - In 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable losses without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the interpretation, the Company must consolidate any variable interest entities in which the Company holds variable interests and the Company is deemed the primary beneficiary. The adoption of this standard did not have an impact on the Company's financial position or results of operations.
Page 28 of 56
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

	New Accounting Standards to be Adopted - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment to ARB No. 43, Chapter 4." This standard amends inventory pricing to require the expensing of costs such as idle facility expense, excess spoilage, double freight and rehandling costs, rather than capitalizing as a part of inventory. This replaces prior guidance to expense such costs only if they were "so abnormal" as to require expensing and applies for fiscal years beginning after June 15, 2005. The impact of the adoption of this statement is not expected to be material to the Company's financial position or results of operations.

	On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This standard eliminates the alternative of accounting for share-based compensation using APB Opinion No. 25. The revised standard generally requires the recognition of the cost of employee services based on the grant date fair value of equity or liability instruments issued. This will apply to awards granted or modified after the beginning of the Company's third quarter. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $183,000 during the balance of 2005, $174,000 in 2006, $114,000 in 2007 and $30,000 in 2008. There will be no significant effect on financial position as total equity will not change.

	Reclassifications - Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on stockholders' equity or net income as previously reported.

2.	INVENTORIES.

	Inventories consist of the following:

		2004	2003
	Raw materials	$26,390,350	$19,763,424
	Work-in-progress	9,795,961	6,593,014
	Finished goods	9,254,878	9,839,965

	Total	$45,441,189	$36,196,403

Page 29 of 56
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

3.	PROPERTY, PLANT AND EQUIPMENT.

	Property, plant and equipment consists of the following:
		2004	2003
	Land and improvements	$ 10,077,891	$ 7,630,965
	Buildings and improvements	26,822,694	21,793,758
	Leasehold improvements	7,352,740	7,196,554
	Machinery and equipment	39,942,652	34,560,253
		84,195,977	71,181,530
	Less, Accumulated depreciation and
	amortization	37,005,013	33,736,629

	Property, plant and equipment,
	net	$47,190,964	$37,444,901

	During 2003, the Company sold two buildings and recognized aggregate gains of $1,084,868 (included in other income in the consolidated statement of income).

4.	LONG-TERM DEBT.

	Long-term debt consists of the following:
		2004	2003
	Revolving line of credit	$23,200,000	$13,558,276

	Term note payable in quarterly installments of
	$300,000 plus interest at LIBOR plus certain
	basis points determined by the Company's
	leverage ratio (effective rate of 4.16% at
	December 25, 2004), with final maturity in
	August 2007	3,400,000	-

	Term note payable in quarterly installments
	of $609,143 plus interest at LIBOR plus
	certain basis points determined by the
	Company's leverage ratio (effective rate of
	2.17% at December 27, 2003), with final
	maturity in May 2004	-	2,091,426

	Obligations under industrial development
	revenue bonds, variable rates, with
	maturities in August 2010 and April 2015,
	collateralized by real estate	3,800,000	4,275,000

	Total	30,400,000	19,924,702

	Less, Current maturities	1,633,333	2,558,093

	Long-term debt	$28,766,667	$17,366,609

Page 30 of 56

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

4.	LONG-TERM DEBT, Concluded.

	The revolving line of credit, term notes and a letter of credit facility are part of a Credit Agreement dated January 5, 2004 and as amended through December 17, 2004 (the "Credit Agreement"). The Credit Agreement replaced a previous credit agreement with the same financial institution. All borrowings under the Credit Agreement are unsecured. The Credit Agreement provides for a revolving line of credit facility, as defined, up to $30 million and increasing to $40 million during the period each year from January 1 to June 30. Interest on outstanding borrowings under the revolving line of credit is based on the bank's prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company's leverage ratio, as defined (effective rate of 4.13% and 3.06% at December 25, 2004 and December 27, 2003, respectively). The Company's cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit. Checks outstanding in excess of bank balances were $0 and $5,758,276 at December 25, 2004 and December 27, 2003, respectively. The revolving line of credit also requires a quarterly commitment fee ranging from 1/8% to 1/4% per annum depending on the Company's financial ratios and based upon the average daily unused portion. Any amounts outstanding under the revolving line of credit will be due at maturity, June 30, 2006.

	Outstanding letters of credit, which reduce availability under the credit facility, aggregated $2.8 million and $2.5 million at December 25, 2004 and December 27, 2003, respectively. Under separate agreements, at December 25, 2004 the Company had outstanding $3.8 million ($4.3 million at December 27, 2003) of irrevocable letters of credit in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

	The Credit Agreement contains, among other matters, certain restrictive covenants including required financial ratios.

	Maturities of long-term debt for each of the next five years are as follows: 2005 - $1,633,333; 2006 - $24,766,667; 2007 - $1,508,333; 2008 - $441,667 and 2009 - $508,333.

5.	RETIREMENT PLAN.

	The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed one year of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match thirty percent of employee's contributions up to seven percent of the employee's compensation. The Board of Directors may increase or decrease the Company's contribution on a year-to-year basis. Expense related to this plan was $570,721, $479,144 and $492,498 for the fiscal years ended 2004, 2003 and 2002, respectively.

Page 31 of 56
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

	Common Stock Dividends

	The Board of Directors declared a 10% common stock dividend on September 24, 2003, payable on October 16, 2003 to stockholders of record as of October 6, 2003. All share and per share data have been adjusted to reflect the stock dividend on a retroactive basis.

	Convertible Class B Common Stock

	Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors, rounded to the lowest whole number. Holders of Class B Common Stock elect the remainder of the directors.

	Stock Options

	On October 29, 1998, the Company's Board of Directors approved, and the Company's stockholders subsequently ratified, the 1998 Stock Option Plan under which 869,087 shares of Class A Common Stock were reserved for grant. On January 31, 2001, the Company's Board of Directors approved, and the Company's stockholders subsequently ratified, the 2001 Stock Option Plan under which 825,000 shares of Class A Common Stock were reserved for grant. On January 23, 2004, the Company's Board of Directors approved, and the Company's stockholders subsequently ratified, the 2004 Stock Option Plan under which 600,000 shares of Class A Common Stock were reserved for grant. Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. For persons age sixty-five and younger as of the date of grant, no options may be exercised during the first year after the date of grant and are exercisable cumulatively in three installments of 33 1/3% each year thereafter. For persons over age sixty-five as of the date of grant, one half of the options may be exercised during the first year and thereafter all options may be exercised. Options granted under the stock option plans expire five years after the date of grant.

Page 32 of 56
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

6.	STOCKHOLDERS' EQUITY, Concluded.

	The following table summarizes stock option activity:
		Number of Shares	Weighted - Average Exercise Price
	Outstanding, January 1, 2002	1,154,312	$4.34

	Granted	396,000	5.10
	Exercised	(70,688)	2.85
	Expired or canceled	(146,452)	4.66

	Outstanding, December 28, 2002	1,333,172	4.59

	Granted	368,500	4.54
	Exercised	(74,508)	3.11
	Expired or canceled	(294,417)	6.10

	Outstanding, December 27, 2003	1,332,747	4.36

	Exercised	(149,133)	3.52

	Outstanding, December 25, 2004	1,183,614	4.47

	As of December 25, 2004, 816,144 shares were reserved for the granting of future stock options compared to 216,144 shares at December 27, 2003.

	Options outstanding at December 25, 2004 have a weighted-average remaining contractual life of 1.93 years. Information about stock options outstanding and exercisable at December 25, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 25, 2004	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable at December 25, 2004	Weighted - Average Exercise Price

$4.87 - $5.36	277,039	.33 years	$4.92	277,039	$4.92
2.85 - 3.13	134,740	.85 years	2.91	134,740	2.91
2.85	93,500	1.35 years	2.85	93,500	2.85
5.09 - 5.60	322,668	2.35 years	5.14	214,497	5.14
3.77	11,000	2.80 years	3.77	7,333	3.77
4.50 - 4.95	344,667	3.36 years	4.54	120,997	4.54
	1,183,614			848,106	4.36

At December 27, 2003 and December 28, 2002, there were exercisable options outstanding to purchase 734,157 and 686,303 shares at weighted-average exercise prices of $4.12 and $4.78, respectively.

The weighted-average grant-date fair values of options granted during the year ended December 27, 2003 was $1.65. There were no options granted during 2004.

Page 33 of 56
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

7.	INCOME TAXES.

	Income taxes consist of the following:

		2004	2003	2002
	Federal:
	Current	$1,056,000	$2,090,000	$1,674,000
	Deferred	708,000	444,000	317,000
		1,764,000	2,534,000	1,991,000

	State:
	Current	(498,000)	259,000	202,000
	Deferred	88,000	121,000	48,000
		(410,000)	380,000	250,000
	Total	$1,354,000	$2,914,000	$2,241,000

	Although not affecting the total provision for income taxes in 2003, the amounts previously reported for the allocations of federal and state income taxes between current and deferred have been revised based on determinations made when the related tax returns were filed.

	The deferred tax assets and the deferred tax liabilities were as follows:

			2004	2003
	Deferred tax assets:
	Receivables		$113,960	$139,790
	Inventories		368,315	432,280
	Accrued liabilities		1,261,190	915,247
	Unrealized hedge loss		-	11,093
	Total deferred tax assets		1,743,465	1,498,410

	Deferred tax liabilities:
	Depreciation		(3,085,179)	(2,529,664)
	Prepaids and other		(896,453)	(399,821)
	Total deferred tax liabilities		(3,981,632)	(2,929,485)

	Net deferred income tax liabilities		$(2,238,167)	$(1,431,075)

	Presented in the consolidated balance sheets as:
	Current deferred tax assets		$847,012	$1,110,199
	Long-term deferred tax liabilities		(3,085,179)	(2,541,274)
			$(2,238,167)	$(1,431,075)

Page 34 of 56
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

7.	INCOME TAXES, Concluded.
	A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

		2004	2003	2002
	Income taxes at statutory rate	$2,074,700	$2,568,900	$1,979,300
	State income taxes, net of federal
	tax effect	(270,600)	250,800	165,000
	Research and development tax credits	(282,600)	-	-
	Tax benefit, reversal of reserves	(307,600)	-	-
	Other, net	140,100	94,300	96,700
	Total	$1,354,000	$2,914,000	$2,241,000

	For the year ended December 25, 2004, the effective federal tax rate was favorably impacted by the recognition of $256,600 of research and development tax credits resulting from the filing of amended federal income tax returns for the years 2000 - 2003, current year's research and development tax credits of $26,000, and the reversal of $307,600 of federal tax reserves established in prior years and credited to income in 2004 as the reserves were no longer required as a result of favorable tax audits or the expiration of the statute of limitations. For the year ended December 25, 2004, the effective state tax rate was favorably affected by the recognition of $166,200 of state research and development tax credits for the years 1998-2003. In addition, the 2004 effective state tax rate was favorably affected by the release of certain reserves for state income taxes which were no longer required based on satisfactory completion of certain state tax audits.

8.	COMMITMENTS AND CONTINGENCIES.

	Lease Commitments and Related Party Transactions

	The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from July 2005 through October 2007. Certain of the lease agreements are with related parties for which related party rent expense was $711,030, $731,306 and $746,115 for the fiscal years ended 2004, 2003 and 2002, respectively.

	Rent expense under all operating leases aggregated $922,418, $937,449 and $924,551 for the fiscal years ended 2004, 2003 and 2002, respectively.

	At December 25, 2004, future minimum rental payments under noncancelable operating leases aggregated $565,500 and are payable as follows: 2005 - $485,900; 2006 - $65,600 and 2007 - $14,000.

Page 35 of 56
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Continued

8.	COMMITMENTS AND CONTINGENCIES, Continued.

	In addition to the above related party lease transactions, the Company purchases delivery services from a company owned by an officer/director of the Company. Related party purchased delivery services aggregated $3,219,454, $3,089,983 and $2,714,000 for the fiscal years ended 2004, 2003 and 2002, respectively. Amounts due to related parties, included in accounts payable, aggregated $129,968 and $42,633 as of December 25, 2004 and December 27, 2003, respectively.

	Consigned Inventories

	The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturer under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer's agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company's various facilities under the conditions that the Company will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance charge on the chassis. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statements of income, aggregated $250,472, $276,595 and $234,582 for the fiscal years ended 2004, 2003 and 2002, respectively. At December 25, 2004 and December 27, 2003, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated $60.0 million and $26.7 million, respectively. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

	Self-Insurance

	The Company is self-insured for a portion of product liability ($100,000 per occurrence with a $2,000,000 annual aggregate), certain employee health benefits ($200,000 annually per employee with an annual aggregate of approximately $6,700,000) and workers' compensation in certain states ($250,000 per occurrence with no annual aggregate). The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

Page 36 of 56
Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements, Concluded

8	COMMITMENTS AND CONTINGENCIES, Concluded.

	Stock Repurchase Programs

	On February 2, 2001, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of Class A Common Stock in open market purchases or privately negotiated transactions commencing on February 7, 2001 and ending with the close of business on December 31, 2002. On October 24, 2002, this repurchase plan was extended to end with the close of business on December 31, 2003, however, effective September 23, 2003, the Board of Directors terminated the plan. The Company purchased 56,366 shares under this repurchase program.

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

Page 37 of 56

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A Description	Column B Balance Beginning of Period	Column C Additions Charged to Costs and Expenses	Column D Deductions	Column E Balance End of Period
Year ended December 25, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$362,000	$54,000	$120,000 (1)	$296,000

Year ended December 27, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$420,000	$26,000	$84,000 (1)	$362,000

Year ended December 28, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$496,000	($33,000)	$43,000 (1)	$420,000 (2)

(1) Uncollectible accounts written off, net of recoveries.

(2) Reflected in the consolidated balance sheets as follows: deducted from accounts receivable - $362,000 and deducted from other receivables included in other assets - $58,000.

Page 38 of 56

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
SUPPLEMENTARY DATA

Quarterly Results (Unaudited)

	First	Second	Third	Fourth
2004 Quarter
Revenue	$73,564,467	$90,845,945	$70,778,471	$72,773,572
Gross profit	7,150,616	9,615,050	7,656,903	6,347,665
Net income	989,769	1,887,747	892,540	978,061
Per share:
Basic	.08	.16	.07	.08
Diluted	.08	.15	.07	.08

2003 Quarter
Revenue	$49,824,210	$60,749,259	$58,061,838	$58,240,873
Gross profit	5,767,831	7,758,431	8,334,526	6,701,962
Net income	418,421	1,237,238	1,808,600	1,177,440
Per share:
Basic	.04	.10	.15	.10
Diluted	.04	.10	.15	.10

Net income for the fourth quarter of 2004 was favorably impacted by the recognition of prior year's research and development tax credits (federal - $256,600 and state - $166,200) and tax benefits resulting from the reversal of certain tax reserves (see Note 7 of Notes to Consolidated Financial Statements).

Net income for the fourth quarter of 2003 was favorably impacted by $359,000 as a result of pretax gains of $1,084,868 on the sale of two properties, net of a pretax impairment charge of $497,406 on property held for sale.

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to rounding and changes in the diluted potential common shares.

Page 39 of 56
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

ITEM 9B.		OTHER INFORMATION

Not applicable.

PART III

ITEM 10.		DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
a.		Directors - Certain information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under caption "Election of Directors" of the proxy statement.

b.		Executive Officers - See "Executive Officers of the Registrant" in Item 1 of Part I of this Form 10-K.

ITEM 11.		EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Executive Compensation" of the proxy statement.

Page 40 of 56
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

ITEM 14.		PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year-end for the year covered by this report, under the caption "Principal Accounting Fees and Services" of the proxy statement.

Page 41 of 56
PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)		The following financial statements and financial statement schedule are included in Item 8 herein:
(1)	Financial Statements

Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003

Consolidated Statements of Income for the years ended December 25, 2004, December 27, 2003 and December 28, 2002

Consolidated Statements of Stockholders' Equity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002

Consolidated Statements of Cash Flows for the years ended December 25, 2004, December 27, 2003 and December 28, 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

(3)	Exhibits

See Index to Exhibits

Page 42 of 56
SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

SUPREME INDUSTRIES, INC.

Date: March 17, 2005			By: /s/Herbert M. Gardner
Herbert M. Gardner, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner		Chairman of the Board and		March 17, 2005
Herbert M. Gardner		President (Principal Executive Officer)

/s/Omer G. Kropf		Executive Vice President and		March 17, 2005
Omer G. Kropf		Director

/s/William J. Barrett		Secretary, Assistant Treasurer and		March 17, 2005
William J. Barrett		Director

/s/Robert W. Wilson		Executive Vice President, Treasurer,		March 17, 2005
Robert W. Wilson		Chief Financial Officer, Assistant Secretary and Director (Principal Financial and Accounting Officer)

/s/Robert J. Campbell		Director		March 17, 2005
Robert J. Campbell

/s/Thomas Cantwell		Director		March 17, 2005
Thomas Cantwell

/s/Mark C. Neilson		Director		March 17, 2005
Mark C. Neilson

/s/H. Douglas Schrock		Director		March 17, 2005
H. Douglas Schrock

Page 43 of 56
INDEX TO EXHIBITS

Exhibit		Description
3.1		Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

3.2		Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 10, 1993 filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.3		Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 1996 filed as Exhibit 3.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

3.4		Bylaws of the Company, filed as Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

4.1		Credit Agreement dated as of April 25, 1994, between the Company, Supreme Corporation, and NBD Bank and signed in connection with certain long-term indebtedness, filed as Exhibit 4.25 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.2		First Amendment to Credit Agreement dated February 20, 1996, filed as Exhibit 4.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

4.3		Second Amendment to Credit Agreement dated October 25, 1996 filed as Exhibit 4.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

4.4		Third Amendment to Credit Agreement dated June 23, 1998 filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

4.5		Fourth Amendment to the Credit Agreement dated September 30, 1998 signed in connection with certain long term indebtedness, filed as Exhibit 4.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

4.6		Fifth Amendment to the Credit Agreement dated May 12, 1999 signed in connection with certain long term indebtedness, filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

Page 44 of 56
4.7		Sixth Amendment to the Credit Agreement dated May 31, 2000 signed in connection with certain long term indebtedness, filed as Exhibit 4.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

4.8		Seventh Amendment to the Credit Agreement dated April 30, 2001 signed in connection with certain long term indebtedness, filed as Exhibit 4.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

4.9		Credit Agreement dated April 25, 2003, between the Company, Supreme Corporation, and Bank One, NA, signed in connection with certain long-term indebtedness, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the fiscal period ended March 29, 2003, and incorporated herein by reference.

4.10		Credit Agreement dated January 5, 2004, between the Company, Supreme Corporation, and Bank One, NA, signed in connection with certain long-term indebtedness, filed as Exhibit 4.10 to the Company's annual report on Form 10-K for the fiscal year ended December 27, 2003, and incorporated herein by reference.

4.11		First Amendment to the Credit Agreement dated March 19, 2004 signed in connection with certain long term indebtedness, filed as Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the fiscal period ended March 27, 2004, and incorporated herein by reference.

4.12		Second Amendment to the Credit Agreement dated December 17, 2004 signed in connection with certain indebtedness, filed as Exhibit 99.1 on Form 8-K dated December 27, 2004.

10.1		The Company's 1992 Stock Option Plan, filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.2		Form of Stock Option grant agreement used to evidence options granted under the Company's 1992 Stock Option Plan, filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

10.3		The Company's 1998 Stock Option Plan, filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

10.4		Amendment No. 1 to the Company's 1998 Stock Option Plan, filed as Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

10.5		Amendment No. 2 to the Company's 1998 Stock Option Plan, filed as Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

Page 45 of 56
10.6		The Company's 2001 Stock Option Plan, filed as Exhibit 10.6 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.7		Amendment No. 1 to the Company's 2001 Stock Option Plan.

10.8		Inventory Loan and Security Agreement dated October 12, 1988, among General Motors Acceptance Corporation and the Company, its subsidiaries, and certain subsidiaries of Supreme Corporation, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.9		Form of Demand Promissory Note dated September 28, 1988, from the Company, and relating to the Agreement described 10.3 above, filed as Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.10		Intercreditor Agreement dated as of December 31, 1991, among General Motors Acceptance Corporation and Congress Financial Corporation, and relating to the Agreement described in 10.3 above filed as Exhibit 10.14 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.11		Pool Company Wholesale Finance Plan Application for Wholesale Financing and Security Agreements, dated December 5, 1990, among Ford Motor Credit Company and each of Supreme Corporation, Supreme Truck Bodies of California, Inc., Supreme Corporation of Texas, and Supreme Mid-Atlantic Corporation, filed as Exhibit 10.15 to the Company's annual report on form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.12		Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Goshen, Indiana facilities, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.13		Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation's Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.14		Lease dated August 27, 1990, between Supreme Truck Bodies of California, Inc. and Edgar Maas, individually and as Trustee of the Marsha Maas Testamentary Trust, relating to Supreme Corporation's Riverside, California facility, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31,

10.15		License Agreement dated to be effective November 5, 1992, between Supreme Corporation as license and ACCGRUPPENAB, a Swedish Corporation, as licensor, with respect to certain know-how and patent rights, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

Page 46 of 56
10.16		Consulting Agreement dated to be effective January 1, 1993, between the Company and William J. Barrett, filed as exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.17		Consulting Agreement dated to be effective January 1, 1993, between the company and Herbert M. Gardner, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.18		Consulting Agreement dated to be effective April 15, 1993, between the Company and Rice M. Tilley, Jr., filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.19		Consulting Agreement dated to be effective April 15, 1993, between the Company and H. Douglas Schrock, filed as Exhibit 10.24 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

10.20		Employment Contract dated to be effective January 1, 1998, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 1, 1997, and incorporated herein by reference.

10.21		Amendment Number One to employment contract effective January 1, 1998, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.22		Employment Contract dated to be effective May 1, 1998, between Supreme Corporation and Omer G. Kropf, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

10.23		Employment Contract dated to be effective May 1, 2002, between Supreme Corporation and Omer G. Kropf, filed as Exhibit 10.23 to the Company's annual report on Form 10-K for the fiscal year ended December 28, 2002, and incorporated herein by reference.

10.24		Employment Contract dated to be effective May 1, 2003, between Supreme Industries, Inc. and Herbert M. Gardner, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal period ended September 27, 2003, and incorporated herein by reference.

10.25		Employment Contract dated to be effective May 1, 2003, between Supreme Industries, Inc. and William J. Barrett, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal period ended September 27, 2003, and incorporated herein by reference.

10.26		Employment Contract dated to be effective July 1, 2003, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal period ended September 27, 2003, and incorporated herein by reference.

21.1		Subsidiaries of the Registrant.

Page 47 of 56
23.1		Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page 48 of 56
Exhibit 21.1

Subsidiaries of the Registrant (a)

Supreme Corporation, a Texas corporation

Supreme Indiana Operations, Inc., a Delaware corporation

Supreme Indiana Management, Inc., a Delaware corporation

Supreme Corporation of Texas, a Texas corporation

Supreme SCT Operations, L.P., a Texas limited partnership

Supreme SCT, L.L.C., a Delaware limited liability company

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

Supreme Mid-Atlantic Corporation, a Texas corporation

Supreme Northwest, L.L.C., a Texas limited liability company

Supreme/Murphy Truck Bodies, Inc., a North Carolina corporation

SC Tower Structural Laminating, Inc., a Texas corporation

Supreme Insurance Company, Inc., a Nevada corporation

Supreme Properties North, Inc., a Delaware corporation

Supreme Properties South, Inc., a Delaware corporation

Supreme Properties East, Inc., a Delaware corporation

Supreme Properties West, Inc., a Delaware corporation

(a) All subsidiaries are 100% owned by the Registrant.

Page 49 of 56

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the registration statements of Supreme Industries, Inc. on Form S-8 (File Nos. 333-118584, 333-104386 and 333-89867) and in the related Prospectus of our report dated January 28, 2005 on our audits of the consolidated financial statements and financial statement schedule of Supreme Industries, Inc. and its subsidiaries as of December 25, 2004 and December 27, 2003 and for each of the three years in the period ended December 25, 2004, which report is included in this Annual Report on Form 10-K.

/s/Crowe Chizek and Company LLC

South Bend, Indiana
March 17, 2005

Page 50 of 56
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

Page 51 of 56
b)		Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 17, 2005

/s/ Herbert M. Gardner
Chief Executive Officer

Page 52 of 56
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

Page 53 of 56
b)		Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 17, 2005

/s/ Robert W. Wilson
Chief Financial Officer

Page 54 of 56
Exhibit 32.1

Certification of
Chief Executive Officer
of Supreme Industries, Inc. Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 25, 2004 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Dated: March 17, 2005

/s/ Herbert M. Gardner
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page 55 of 56
Exhibit 32.2

Certification of
Chief Financial Officer
of Supreme Industries, Inc. Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the annual report on Form 10-K (the "Form 10-K") for the year ended December 25, 2004 of Supreme Industries, Inc. (the "Company"). I, Robert W. Wilson, the Chief Financial Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

Dated: March 17, 2005

/s/ Robert W. Wilson
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page 56 of 56