Form 10-Q
period 2005-03-26
SUPREME INDUSTRIES INC
filed 2005-05-09
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended March 26, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at May 2, 2005
	Class A	10,383,424
	Class B	2,109,133

Page 1 of 22
SUPREME INDUSTRIES, INC.

CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets	3 - 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 5.	Other Information	15 - 16

Item 6.	Exhibits	16

SIGNATURES		16

EXHIBITS		17 - 22

Page 2 of 22

Part I. Financial Information

Item 1. Financial Statements

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 26,	December 25,
	2005	2004
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$1,510,066	$1,736,483
Accounts receivable, net	37,325,456	28,432,715
Inventories	53,294,340	45,441,189
Deferred income taxes	847,012	847,012
Other current assets	3,777,274	4,222,636

Total current assets	96,754,148	80,680,035

Property, plant and equipment, at cost	85,549,797	84,195,977
Less, Accumulated depreciation and
amortization	37,720,341	37,005,013

Property, plant and equipment, net	47,829,456	47,190,964

Intangible assets, net	17,181	30,066
Goodwill	735,014	735,014
Other assets	547,243	560,540

Total assets	$145,883,042	$129,196,619

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 22

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

	March 26,	December 25,
	2005	2004
Liabilities and Stockholders' Equity	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$1,658,333	$1,633,333
Trade accounts payable	16,548,280	18,717,757
Accrued income taxes	2,028,865	312,415
Other accrued liabilities	8,857,640	9,118,259

Total current liabilities	29,093,118	29,781,764

Long-term debt	42,939,008	28,766,667

Deferred income taxes	3,085,179	3,085,179

Total liabilities	75,117,305	61,633,610

Stockholders' equity	70,765,737	67,563,009

Total liabilities and stockholders' equity	$145,883,042	$129,196,619

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 22

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended
	March 26,	March 27,
	2005	2004
Revenue:
Net sales	$90,322,304	$73,481,105
Other income	161,304	83,362
	90,483,608	73,564,467
Costs and expenses:
Cost of sales	78,696,536	66,330,489
Selling, general and administrative	6,458,082	5,439,294
Interest	488,646	191,915
	85,643,264	71,961,698

Income before income taxes	4,840,344	1,602,769

Income taxes	1,746,000	613,000

Net income	$3,094,344	$989,769

Earnings per share:
Basic	$.25	$.08
Diluted	.25	.08

Shares used in the computation of
earnings per share:
Basic	12,184,495	12,030,316
Diluted	12,535,450	12,485,701

Cash dividend per common share	$.035	$.03

The accompanying notes are a part of the consolidated financial statements.

Page 5 of 22
Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 26,	March 27,
	2005	2004
Cash flows from operating activities:
Net income	$3,094,344	$989,769
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,006,693	872,938
Gain on disposal of equipment	(2,310)	(15,369)
Changes in operating assets and liabilities	(17,005,486)	(10,657,723)

Net cash (used in) operating activities	(12,906,759)	(8,810,385)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,632,300)	(1,113,092)
Proceeds from disposal of equipment	2,310	17,608
Decrease in other assets	13,297	10,519

Net cash (used in) investing activities	(1,616,693)	(1,084,965)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt	34,397,341	35,731,005
Repayments of revolving line of credit and
other long-term debt	(20,200,000)	(25,822,563)
Payment of cash dividends	(426,679)	(361,052)
Proceeds from exercise of stock options	526,373	304,797

Net cash provided by financing activities	14,297,035	9,852,187

Change in cash and cash equivalents	(226,417)	(43,163)

Cash and cash equivalents, beginning of period	1,736,483	106,254

Cash and cash equivalents, end of period	$1,510,066	$63,091

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 22

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 25, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three months ended March 26, 2005 and March 27, 2004 are for 13 week periods.

NOTE 2 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	March 26,	December 25,
	2005	2004
Raw materials	$32,063,862	$26,390,350
Work-in-progress	9,568,751	9,795,961
Finished goods	11,661,727	9,254,878
	$53,294,340	$45,441,189

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method and bills of materials. The Company has historically had favorable and unfavorable adjustments resulting from physical inventories. The Company continues to refine its costing procedures for valuation of interim inventories in an effort to minimize book to physical inventory adjustments.

Page 7 of 22

NOTE 3 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 26,	March 27,
	2005	2004
Weighted average number of shares outstanding (used
in computation of basic earnings per share)	12,184,495	12,030,316

Effect of dilutive stock options	350,955	455,385

Diluted shares outstanding (used in computation of
diluted earnings per share)	12,535,450	12,485,701

NOTE 4 - STOCK-BASED COMPENSATION

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

Page 8 of 22
NOTE 4 - STOCK-BASED COMPENSATION, Continued

	Three Months Ended
	March 26,	March 27,
	2005	2004

Net income, as reported	$ 3,094,344	$ 989,769

Deduct, Stock-based compensation expense determined
under fair value based method, net of tax	(70,865)	(83,848)

Pro forma net income	$ 3,023,479	$ 905,921

Basic earnings per share, as reported	$.25	$.08

Pro forma basic earnings per share	.25	.08

Diluted earnings per share, as reported	.25	.08

Pro forma diluted earnings per share	.24	.07

NOTE 5 - COMMON STOCK

The Company paid a three and one-half cent ($.035) per share and a three cent ($.03) per share cash dividend to all Class A and Class B common stockholders during the quarters ended March 26, 2005 and March 27, 2004, respectively.

NOTE 6 - SUBSEQUENT EVENT

On April 14, 2005, the Company entered into a third extension of an existing lease agreement with a related party. The third extension extends the lease term for certain of the Company's leased facilities in Goshen, Indiana and Griffin, Georgia for an additional five years, with a new expiration date of July 2010. Monthly rental payments under the related party lease agreement are $54,108 and increase in July of each successive year by a ratio defined in the lease agreement. All other terms and conditions of the existing lease agreement remain unchanged.

On May 2, 2005, the Company's Board of Directors declared a three and one-half cent ($.035) per share cash dividend payable on May 23, 2005 to all Class A and B common stockholders of record on May 16, 2005.

Page 9 of 22
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the quarter ended March 26, 2005 increased $16.8 million to $90.3 million from $73.5 million for the quarter ended March 27, 2004. A majority of the increase in net sales was attributable to higher levels of fleet revenues. The elevated fleet revenues are expected to continue throughout the second quarter of 2005 as the Company looks to complete two large fleet contracts during the quarter. Non-fleet sales increased approximately 9.3% for the first quarter of 2005 versus the first quarter of 2004 with a majority of the increase attributable to the price increases implemented during 2004. These price increases were instituted as a result of the higher raw material costs experienced in 2004 for virtually all of the Company's major raw material commodities. First quarter 2005 revenues benefited from the 13% price increase implemented throughout 2004, and revenues for the remainder of 2005 should benefit additionally from at least a portion of the 7% price increase instituted effective January 1, 2005. The delay in the benefit of price increases occurs as a result of the Company's backlog of sales orders. With a strong sales backlog at the end of the first quarter, the Company has turned its attention to revenues for the second half of 2005. The competitive landscape remains challenging, and the significant price increases passed on to customers could negatively impact second half revenues.

Gross profit as a percentage of net sales was 12.9% for the quarter ended March 26, 2005, an increase of 3.2% from the 9.7% for the quarter ended March 27, 2004. The following table presents the components of cost of sales as a percentage of net sales and the change from period to period:

	Three Months Ended
	March 26,	March 27,
	2005	2004	Change
Materials	56.4%	58.4%	-2.0%
Direct labor	14.0	15.5	-1.5
Overhead	14.0	13.6	0.4
Delivery	2.7	2.8	-0.1
Cost of sales	87.1	90.3	-3.2

Gross profit	12.9%	9.7%	3.2%

Following a year of escalating raw material costs, a majority of the Company's primary commodities have stabilized in terms of price and availability. The stabilization of these costs, coupled with the 2004 selling price increases, resulted in a reduction of material costs as a percentage of net sales for the first quarter of 2005 versus the first quarter of 2004. The Company anticipates continued reduction of its material cost percentage due to the prospective benefit from at least a portion of the 7% selling price increase effective at the start of 2005 coupled with the second quarter completion of lower margin fleet contracts. The Company continues to experience upward cost pressure in the petroleum-based commodities of resin and gelcoat and there are concerns involving laminated hardwood flooring, the supply of which is currently adequate but at increasing costs.

Page 10 of 22
Direct labor as a percentage of net sales also benefited from the increased revenues and the production of standardized fleet units. As the fleet contracts are completed and the future revenues reflect a greater percentage of customized retail units, direct labor as a percentage of net sales is expected to increase.

Despite the additional revenues, overhead remained relatively constant as a percentage of net sales. The Company continued to implement perpetual inventory systems at its supply facilities which resulted in more accurate overhead absorption based upon the improved financial data.

Delivery expenses remained relatively unchanged as a percentage of revenues despite higher fuel costs. These higher fuel costs were offset by the increased number of fleet units produced in the first quarter of 2005. Such products are generally not delivered by the Company but are picked up by the customers.

Selling, general and administrative expenses increased by $1.0 million but declined to 7.2% of net sales for the quarter ended March 26, 2005 compared to 7.4% for the quarter ended March 27, 2004. Selling expenses increased primarily due to a reduction in cooperative marketing funds the Company received from chassis manufacturers in the first quarter of 2005 versus the first quarter of 2004. These funds, used to offset marketing and promotional expenses, were reduced by the chassis manufacturers due to their improving business conditions. Additionally, the Company experienced higher sales commission expense as a result of the additional revenues recorded in the first quarter of 2005 compared to the first quarter of 2004. General and administrative expenses increased primarily as a result of additional compensation expense related to the Company's incentive bonus plan which is based on pretax earnings.

Interest expense for the quarter ended March 26, 2005 was $.5 million compared to $.2 million for the quarter ended March 27, 2004. The increase in interest expense was attributable to higher levels of borrowings and the rise in interest rates. The increased borrowings resulted from carrying higher levels of inventories and accounts receivable as well as borrowings to fund 2004 capital expenditures of $11.8 million. The increase in inventories resulted from the elevated costs of our major commodities, as discussed throughout our 2004 reports, and also from the increased inventory quantities necessary to support the Company's sales backlog. The higher accounts receivable level reflected the increase in net sales.

The Company's effective income tax rate was 36.0% for the first quarter of 2005 compared to 38.2% experienced in the first quarter of 2004. The decrease in the Company's effective tax rate is attributable to additional tax deductions allowed manufacturers resulting from the 2004 American Jobs Creation Act and certain tax benefits resulting from the formation of a captive insurance company. The manufacturers' deduction will lower the Company's effective tax rate by approximately one percent. In late 2004, after a review of insurance risk management alternatives, the Company restructured certain of its legal entities and formed a wholly owned captive insurance company which resulted in a further reduction in the Company's effective tax rate.

Net income for the quarter ended March 26, 2005 was $3.1 million compared to $1.0 million for the quarter ended March 27, 2004. Basic and diluted earnings per share were $.25 for the quarter ended March 26, 2005 compared to $.08 per share for the quarter ended March 27, 2004.

Page 11 of 22
Liquidity and Capital Resources

The Company's revolving line of credit, net income and depreciation and amortization were the major sources of cash flows during the first quarter of 2005. The revolving line of credit was used extensively during the first quarter of 2005 as accounts receivable increased $8.9 million and inventories increased $7.9 million. These increases were attributable to the higher levels of fleet orders being produced and shipped during the first two quarters of 2005. Two large fleet contracts were close to the mid-point of order fulfillment at the end of the first quarter and are scheduled to be completed by the end of the second quarter. As we cross this mid-point early in the second quarter, we expect accounts receivable and inventories to begin declining to lower working capital levels and anticipate a decline in borrowings under the revolving line of credit.

Capital expenditures for the first quarter of 2005 were $1.6 million. The Company continued the construction of an additional manufacturing facility at its Griffin, Georgia location and expended $.7 million on this building project during the first quarter. With construction nearing completion, operations at this facility are expected to begin during the second quarter. Our Jonestown, Pennsylvania location expended $.4 million in capital expenditures to continue improving operations at its recently acquired manufacturing plant adjacent to our other facilities. Additionally, machinery and equipment purchases at our Cleburne, Texas location included $.2 million spent on a CNC laser cutting system. With the near completion of the facility projects, we anticipate that the remaining quarters of 2005 will have lower levels of capital expenditures than experienced during the first quarter. Our 2005 capital expenditures are expected to approximate our 2005 depreciation expense of $4.0 million.

The Company believes that cash flow generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the remainder of 2005.

Contractual Obligations

Our fixed, noncancelable obligations as of March 26, 2005 and reflecting the subsequent lease extension described in Note 6 of this Quarterly Report on Form 10-Q, were as follows:

	Payments due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt (a)	$44,597,341	$1,658,333	$40,472,341	$950,000	$1,516,667
Operating leases (b)	3,462,912	649,296	1,298,592	1,298,592	216,432

Total	$48,060,253	$2,307,629	$41,770,933	$2,248,592	$1,733,099

(a) Amounts are included on the Consolidated Balance Sheets. For additional information regarding debt and related matters, see Note 4 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 25, 2004.

(b) For additional information regarding operating leases, see Note 8 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 25, 2004 and Note 6 of this Quarterly Report on Form 10-Q.
Page 12 of 22
Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 25, 2004. In management's opinion, the Company's critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance and accrued warranty.

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

Inventory Relief - For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material. Because of the customized nature of the Company's products, it is difficult to place full reliance on the bills of material for accurate relief of inventories. Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments, which are based on estimates, are necessary to assure correct relief of inventories for products sold. The estimate calculations consider the customized nature of products, historical inventory relief percentages, scrap variances and other factors which could impact inventory relief. The accuracy of the inventory relief is not known until completion of the annual physical inventories and it is not practical to consider more frequent physical inventories because of the sales order backlog and the costs associated with ceasing production for the purpose of conducting physical inventories. If the annual physical inventories result in significant favorable or unfavorable adjustments, such adjustments will affect future operating results.

Accrued Insurance - The Company has a self-insured retention against product liability claims with insurance coverage over and above the retention. The Company is also self-insured for a portion of its employee medical benefits and workers' compensation. Product liability claims are routinely reviewed by the Company's insurance carrier and management routinely reviews other self-insurance risks for purposes of establishing ultimate loss estimates. In addition, management must determine estimated liability for claims incurred but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to the Company's operating results in the future.

Page 13 of 22
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

Page 14 of 22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

There has been no material change from the information provided in the Company's Annual Report on Form 10-K for the year ended December 25, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures - The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the rules of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

b)	Changes in Internal Controls - There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures during the Company's last fiscal quarter, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

a)	Reports on Form 8-K:

	1.	A Report on Form 8-K dated February 2, 2005, was filed by the Company to report the issuance of a press release announcing a three and one-half cent ($.035) cash dividend.

	2.	A Report on Form 8-K dated February 8, 2005 was filed by the Company to report the issuance of a press release containing the Company's financial results for the fiscal quarter and full year ended December 25, 2004.

	3.	A Report on Form 8-K dated February 25, 2005 was filed by the Company to report the resignation of Rice M. Tilley, Jr. as a member of the Company's Board of Directors.

Page 15 of 22
	4.	A Report on Form 8-K dated March 15, 2005 was filed by the Company to report the election of Arthur M. Borden as a member of the Company's Board of Directors and as a member of the Company's Audit Committee.

ITEM 6.	EXHIBITS

Exhibits:

		Exhibit 31.1	Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

		Exhibit 31.2	Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

		Exhibit 32.1	Certification of Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

		Exhibit 32.2	Certification of Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

BY: /s/ Jeffery D. Mowery
DATE: May 9, 2005	Jeffery D. Mowery

Vice President of Finance and Chief Financial Officer

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

DATE: May 9, 2005

/s/ Herbert M. Gardner
Chief Executive Officer

Page 18 of 22

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jeffery D. Mowery, Chief Financial Officer of Supreme Industries, Inc. ("registrant"), certify that:

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

DATE: May 9, 2005

/s/ Jeffery D. Mowery
Chief Financial Officer

Page 20 of 22

Exhibit 32.1

Certification of Chief Executive Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 26, 2005 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

DATE: May 9, 2005

/s/ Herbert M. Gardner
Chief Executive Officer

Page 21 of 22

Exhibit 32.2

Certification of Chief Financial Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended March 26, 2005 of Supreme Industries, Inc. (the "Company"). I, Jeffery D. Mowery, the Chief Financial Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

DATE: May 9, 2005

/s/ Jeffery D. Mowery
Chief Financial Officer

Page 22 of 22