Form 10-Q
period 2005-06-25
SUPREME INDUSTRIES INC
filed 2005-08-09
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended June 25, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at July 15, 2005
	Class A	10,376,965
	Class B	2,109,133

Page 1 of 47
SUPREME INDUSTRIES, INC.

CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Consolidated Balance Sheets	3 - 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7 - 10

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10 - 15

ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk	15

ITEM 4.	Controls and Procedures	15 - 16

PART II.	OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders	16

ITEM 6.	Exhibits	17

SIGNATURES		17

EXHIBITS		18-47

Page 2 of 47

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

		June 25,	December 25,
		2005	2004
Assets		(Unaudited)

Current assets:
Cash and cash equivalents		$299,293	$1,736,483
Accounts receivable, net		28,354,231	28,432,715
Inventories		45,898,125	45,441,189
Deferred income taxes		847,012	847,012
Other current assets		3,075,873	4,222,636

Total current assets		78,474,534	80,680,035

Property, plant and equipment, at cost		86,560,221	84,195,977
Less, Accumulated depreciation and
amortization		38,533,968	37,005,013

Property, plant and equipment, net		48,026,253	47,190,964

Intangible assets, net		4,295	30,066
Goodwill		735,014	735,014
Other assets		536,723	560,540

Total assets		$127,776,819	$129,196,619

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 47

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

		June 25,	December 25,
		2005	2004
Liabilities and Stockholders' Equity		(Unaudited)

Current liabilities:
Current maturities of long-term debt		$1,683,333	$1,633,333
Trade accounts payable		10,159,053	18,717,757
Accrued income taxes		632,290	312,415
Other accrued liabilities		10,718,367	9,118,259

Total current liabilities		23,193,043	29,781,764

Long-term debt		28,476,053	28,766,667

Deferred income taxes		3,085,179	3,085,179

Total liabilities		54,754,275	61,633,610

Stockholders' equity		73,022,544	67,563,009

Total liabilities and stockholders' equity		$127,776,819	$129,196,619

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 47

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Revenue:
Net sales	$95,216,407	$90,740,648	$185,538,711	$164,221,753
Other income	138,914	105,297	300,218	188,659
	95,355,321	90,845,945	185,838,929	164,410,412
Costs and expenses:
Cost of sales	82,970,295	81,125,598	161,666,831	147,456,087
Selling, general and administrative	7,294,334	6,461,329	13,752,416	11,900,623
Interest	568,387	216,271	1,057,033	408,186
	90,833,016	87,803,198	176,476,280	159,764,896

Income before income taxes	4,522,305	3,042,747	9,362,649	4,645,516

Income taxes	1,622,000	1,155,000	3,368,000	1,768,000

Net income	$2,900,305	$1,887,747	$5,994,649	$2,877,516

Earnings per share:
Basic	$.23	$.16	$.49	$.24
Diluted	.23	.15	.47	.23

Shares used in the computation of
earnings per share:
Basic	12,391,341	12,086,558	12,288,776	12,058,437
Diluted	12,708,871	12,504,790	12,651,893	12,497,473

Cash dividends per common share	$.035	$.035	$.070	$.065

The accompanying notes are a part of the consolidated financial statements.

Page 5 of 47

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 25,	June 26,
	2005	2004
Cash flows from operating activities:
Net income	$5,994,649	$2,877,516
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,031,911	1,746,560
Loss (gain) on disposal of equipment	8,561	(10,779)
Changes in operating assets and liabilities	(5,885,324)	(2,964,263)

Net cash provided by operating activities	2,149,797	1,649,034

Cash flows from investing activities:
Additions to property, plant and equipment	(2,878,352)	(6,369,223)
Proceeds from disposal of equipment	28,362	17,608
Purchase of short-term investments	(1,163,000)	-
Decrease in other assets	23,817	21,040

Net cash (used in) investing activities	(3,989,173)	(6,330,575)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt	66,065,429	68,062,923
Repayments of revolving line of credit and
other long-term debt	(66,306,043)	(63,063,461)
Payment of cash dividends	(862,788)	(784,179)
Proceeds from exercise of stock options	1,505,588	422,612

Net cash provided by financing activities	402,186	4,637,895

Change in cash and cash equivalents	(1,437,190)	(43,646)

Cash and cash equivalents, beginning of period	1,736,483	106,254

Cash and cash equivalents, end of period	$299,293	$62,608

Supplemental disclosure of noncash financing
activity:
Cash dividend declared	$1,190,557	$-

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 47

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

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three and six months ended June 25, 2005 and June 26, 2004 are for 13 and 26 week periods, respectively.

NOTE 2 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	June 25,	December 25,
	2005	2004
Raw materials	$27,014,563	$26,390,350
Work-in-progress	7,543,292	9,795,961
Finished goods	11,340,270	9,254,878
	$45,898,125	$45,441,189

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

Page 7 of 47

Supreme Industries, Inc. And Subsidiaries
Notes To Consolidated Financial Statements, Continued

NOTE 3 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Weighted average number of
shares outstanding (used in
computation of basic
earnings per share)	12,391,341	12,086,558	12,288,776	12,058,437

Effect of dilutive stock options	317,530	418,232	363,117	439,036

Diluted shares outstanding
(used in computation of
diluted earnings per share)	12,708,871	12,504,790	12,651,893	12,497,473

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

Page 8 of 47
Supreme Industries, Inc. And Subsidiaries
Notes To Consolidated Financial Statements, Continued

NOTE 4 - STOCK-BASED COMPENSATION, Continued

The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net income, as reported	$2,900,305	$1,887,747	$5,994,649	$2,877,516

Deduct: Stock-based
compensation expense
determined under fair value
based method, net of tax	(83,942)	(83,848)	(154,807)	(167,696)

Pro forma net income	$2,816,363	$1,803,899	$5,839,842	$2,709,820

Basic earnings per share:
As reported	$.23	$.16	$.49	$.24
Pro forma	.23	.15	.48	.22

Diluted earnings per share:
As reported	.23	.15	.47	.23
Pro forma	.22	.14	.46	.22

NOTE 5 - COMMON STOCK

The Company paid a three and one-half cent ($.035) per share cash dividend to all Class A and Class B common stockholders during each of the quarters ended June 25, 2005 and June 26, 2004. Additionally, the Company paid a three and one-half cent ($.035) per share and a three cent ($.03) per share cash dividend to all Class A and Class B common stockholders during the quarters ended March 26, 2005 and March 27, 2004, respectively.

On June 6, 2005, the Company's Board of Directors declared a nine and one-half cent ($.095) per share cash dividend payable on August 1, 2005 to all Class A and Class B common stockholders of record on July 25, 2005. Accrued cash dividend payable of $1,190,557 is included in other current liabilities as of June 25, 2005.

Page 9 of 47
Supreme Industries, Inc. And Subsidiaries
Notes To Consolidated Financial Statements, Concluded

NOTE 6 - LEASE COMMITMENTS

On April 14, 2005, the Company entered into a third extension of an existing lease agreement with a related party. The third extension extends the lease term for certain of the Company's leased facilities in Goshen, Indiana and Griffin, Georgia for an additional five years, with a new expiration date of July 2010. Monthly rental payments under the related party lease agreement are $54,108 and increase in July of each successive year by an escalator defined in the lease agreement. All other terms and conditions of the existing lease agreement remain unchanged.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three months ended June 25, 2005 increased $4.5 million or 5.0% to $95.2 million from $90.7 million for the three months ended June 26, 2004. Net sales for the six months ended June 25, 2005 increased $21.3 million or 13.0% to $185.5 from $164.2 million for the six months ended June 26, 2004. The Company completed two large fleet contracts during the first half of 2005 resulting in a majority of the increase in net sales. The higher fleet sales were a combination of a larger quantity of unit shipments along with price increases implemented in response to the significant raw material cost escalation experienced throughout 2004 and continuing into 2005.

Gross profit as a percentage of net sales increased for the three and six month periods ended June 25, 2005 when compared to the three and six month periods ended June 26, 2004. The following table presents the components of cost of sales as a percentage of net sales and the change from period to period:

	Three Months Ended			Six Months Ended
	June 25,	June 26,		June 25,	June 26,
	2005	2004	Change	2005	2004	Change
Materials	56.9%	57.6%	(.7)%	56.7%	57.9%	(1.2)%
Direct labor	14.1	15.2	(1.1)	14.0	15.4	(1.4)
Overhead	13.8	13.7	.1	13.9	13.7	.2
Delivery	2.3	2.9	(.6)	2.5	2.8	(.3)
Cost of sales	87.1	89.4	(2.3)	87.1	89.8	(2.7)

Gross profit	12.9%	10.6%	2.3%	12.9%	10.2%	2.7%

Material cost as a percentage of net sales improved .7% for the three months ended June 25, 2005 and 1.2% for the six months ended June 25, 2005 when compared to corresponding periods in 2004. The reduction in material percentage in both periods resulted from price increases the Company implemented in response to its escalating raw material costs. While a majority of the raw material costs have stabilized, the Company is still experiencing upward cost pressure on petroleum-based resins and gelcoats. The Company is closely monitoring its major raw material commodities to enable a quick response to changes in cost and / or market conditions.

Page 10 of 47
Results of Operations, Continued

Direct labor as a percentage of net sales for the three and six months ended June 25, 2005 was 14.1% and 14.0%, respectively. Direct labor improved over the comparative prior year periods primarily due to efficiencies associated with the production of large quantities of standardized fleet units and the impact of the implementation of price increases. Direct labor as a percentage of net sales is expected to rise somewhat over the next six months as the Company returns to the production of a higher concentration of customized retail units.

Despite the additional revenues resulting from higher fleet sales and price increases, overhead remained relatively constant as a percentage of net sales for the three and six month periods. The Company has experienced significant escalating group health insurance claim costs during 2005, particularly during the second quarter. Group health insurance expense increased $561 thousand and $738 thousand for the three and six month periods in 2005 compared to the 2004 comparative periods. In addition, depreciation expense has increased $171 thousand and $328 thousand for the 2005 three and six month periods compared to the 2004 comparative periods as a result of the $9.7 million of capital expenditures incurred since June 26, 2004.

Delivery expenses remained relatively unchanged as a percentage of net sales despite higher fuel costs. These higher fuel costs were offset by the increased number of fleet units invoiced in the first six months of 2005. Such products are generally not delivered by the Company but are picked up by the customers.

Selling, general and administrative expenses were 7.7% and 7.4% of net sales for the three and six months ended June 25, 2005 compared to 7.1% and 7.3% of net sales for the three and six months ended June 26, 2004. Selling expenses increased as a percentage of net sales primarily due to a reduction in cooperative marketing funds the Company received from chassis manufacturers in the first six months of 2005 versus the first six months of 2004. These funds, which are used to offset marketing and promotional expenses, were reduced by the chassis manufacturers due to their improving business conditions. Additionally, the Company experienced higher sales commission expense as a result of the additional revenues recorded in the first six months of 2005 compared to the first six months of 2004. General and administrative expenses increased primarily as a result of additional compensation expense related to the Company's incentive bonus plans which are based on pretax earnings.

Interest expense for the three and six months ended June 25, 2005 was $.6 million and $1.1 million compared to $.2 million and $.4 million for the three and six months ended June 26, 2004. The increase in interest expense was attributable to higher levels of borrowings to finance working capital and capital expenditures, and the rise in short-term interest rates.

The Company's effective income tax rate was 36.0% for the first six months of 2005 compared to 38.1% for the first six months of 2004. The decrease in the Company's effective tax rate is attributable to additional tax deductions allowed manufacturers by the 2004 American Jobs Creation Act and certain tax benefits resulting from the formation of a captive insurance company. The manufacturer's deduction will lower the Company's effective tax rate by approximately one percent. In late 2004, after a review of insurance risk management alternatives, the Company restructured certain of its legal entities and formed a wholly owned captive insurance company which resulted in a further reduction in the Company's effective tax rate.

Page 11 of 47
Results of Operations, Concluded

Net income for the three and six months ended June 25, 2005 was $2.9 million and $6.0 million compared to $1.9 million and $2.9 million for the three and six months ended June 26, 2004. Basic earnings per share were $.23 and $.49 for the three and six months ended June 25, 2005 compared to $.16 and $.24 per share for the three and six months ended June 26, 2004. Diluted earnings per share were $.23 and $.47 for the three and six months ended June 25, 2005 compared to $.15 and $.23 per share for the three and six months ended June 26, 2004

Liquidity and Capital Resources

The Company's revolving line of credit, net income and depreciation were the major sources of cash flows during the six months ended June 25, 2005. As a result of the higher levels of trade accounts receivable and inventories related to two large fleet contracts, there was extensive use of our revolving line of credit during the first quarter of 2005. These contracts were completed during the second quarter, resulting in a reduction in trade accounts receivable of $9.0 million and a reduction in inventories of $7.4 million from the amounts of the end of the first quarter. These cash resources, along with cash flow from operations, were utilized to reduce trade accounts payable by $6.4 million and to reduce long-term debt obligations by $14.4 million during the second quarter of 2005.

Capital expenditures for the six months ended June 25, 2005 were $2.9 million. During the second quarter the Company completed the construction of an additional manufacturing facility at its Griffin, Georgia location and expended $1.4 million on this building project during the first six months. Our Jonestown, Pennsylvania location expended $.5 million in capital expenditures to continue improving operations at its recently acquired manufacturing plant adjacent to our other facilities. We expect our 2005 capital expenditures to approximate our 2005 depreciation expense of $4.0 million.

The Company believes that cash flow generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the next twelve months.

Contractual Obligations

Our fixed, noncancelable obligations as of June 25, 2005 were as follows:

	Payments due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt (a)	$30,159,386	$1,683,333	$26,309,386	$ 950,000	$1,216,667
Operating leases (b)	3,478,574	797,910	1,327,964	1,298,592	54,108

Total	$33,637,960	$2,481,243	$27,637,350	$2,248,592	$1,270,775

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
Page 12 of 47
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

Inventory Relief - For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material. Because of the customized nature of the Company's products, it is difficult to place full reliance on the bills of material for accurate relief of inventories. Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments, which are based on estimates, are necessary to assure correct relief of inventories for products sold. The estimate calculations consider the customized nature of products, historical inventory relief percentages, scrap variances and other factors which could impact inventory relief. The accuracy of the inventory relief is not known until the annual physical inventories are completed and it is not practical to consider more frequent physical inventories because of the sales order backlog and the costs associated with ceasing production for the purpose of conducting physical inventories. If the annual physical inventories result in significant favorable or unfavorable adjustments, such adjustments will affect future operating results.

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

Page 13 of 47
Critical Accounting Policies and Estimates, Concluded

Accrued Warranty - The Company provides limited warranties for periods of up to five years from the date of retail sales. Estimated warranty costs are provided for at the time of sale and are based upon historical experience.

Forward-Looking Statements

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), other than historical facts, which reflect the view of the Company's management with respect to future events. When used in this report, words such as "believe," "expect," "anticipate," "estimate," "intend," and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements. Such forward-looking statements are based on assumptions made by and information currently available to the Company's management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company's product is dependent, availability of raw materials, raw material cost increases, and severe interest rate increases. Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company's products. The forward-looking statements contained herein reflect the current views of the Company's management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

Issues and Uncertainties

Business and Economic Cycles - The broad spectrum of industries that create demand for our products makes our business particularly sensitive to general economic conditions, including corporate profitability, interest rates, fuel costs, and consumer preference and spending patterns. Because of the replacement-nature of our products, an economic downturn could cause our customers to delay purchase of our products and adversely affect our ability to remain profitable.

Suppliers of Key Materials - We require substantial amounts of raw materials which we purchase from third party suppliers. Raw materials (such as steel, aluminum and wood products) may not be available to us or we may be required to pay more for raw materials because of, among other things, new laws or regulations, our suppliers' commitments to other purchasers, interruptions in production by suppliers, or general price fluctuations.

Delivery of Truck Chassis - We mount our truck bodies on truck chassis delivered from truck chassis manufacturers. If truck chassis manufacturers experience disruptions in their businesses, we may be unable to sell or deliver our products. Work stoppages or slowdowns experienced by the large truck manufacturers that supply truck chassis could result in delays or slowdowns in our ability to deliver products to our customers. As a result, our sales and operating cash flows could be adversely affected.
Page 14 of 47
Issues and Uncertainties, Concluded

Environmental, Health, and Safety Liabilities - Our operations are subject to a variety of federal, state and local environmental and health safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage, and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity for operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties, including site owners or operators and persons who dispose of waste at, or transport wastes to, such sites. The Company is unaware of any unrecorded liabilities in the areas of environmental, health and safety risks and is not a party to any remediation of contaminated sites.

Loss of Key Management - Our ability to compete successfully and implement our business strategy depends on the efforts of our senior management personnel. The loss of the services of any of these individuals could have a material adverse affect on our business. If we were unable to attract qualified personnel to our management, our existing management resources may become strained, which would harm our business and our ability to implement our strategies.

Competition - Our products are produced by many companies including several with a national presence but most of which compete on a regional basis. We experience aggressive pricing practices from our national and regional competitors which can have an adverse affect on both revenues and earnings. To date chassis manufacturers have chosen not to manufacture specialized vehicles because of the wide variety of options and equipment which are not efficiently produced on highly automated assembly line operations. Though there is no indication to date, there is no assurance that this policy will not be modified.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

There has been no material change from the information provided in the Company's Annual Report on Form 10-K for the year ended December 25, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - The Company's chief executive officer and its chief financial officer, after carrying out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15(e)) as of the date of this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to provide reasonable assurance that the material information relating to the Company and its consolidated subsidiaries that is required to be in this quarterly report would be made known to them on a timely basis.

Page 15 of 47
Controls and Procedures, Concluded.

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

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Supreme Industries, Inc.'s annual meeting of stockholders was held on June 2, 2005. Below is a summary of matters voted upon at that meeting.

a)	The following individuals were elected Directors by the holders of the Company's Class A Common Stock for a one year term.

		For	Against
	Arthur M. Borden	6,285,214	1,825,781
	Mark C. Neilson	7,700,473	410,522
	H. Douglas Schrock	7,753,453	357,542

The following individuals were elected Directors by the holders of the Company's Class B Common Stock by a vote of 2,109,133 for, 0 against, 0 abstentions and 0 unvoted.

William J. Barrett
Robert J. Campbell
Thomas Cantwell
Herbert M. Gardner
Omer G. Kropf
Robert W. Wilson

b)	Amendments to the Company's 2004, 2001, and 1998 Stock Option Plans were approved by the holders of the Company's Class A and Class B Common Stock by a vote of 6,593,250 for, 543,793 against, 19,470 abstentions and 3,063,613 unvoted.

c)	Crowe Chizek and Company LLC was ratified as the Company's independent registered public accounting firm by the holders of the Company's Class A and Class B Common Stock by a vote of 10,200,349 for, 10,640 against, 9,137 abstentions and 0 unvoted.

Page 16 of 47
ITEM 6.	EXHIBITS

Exhibits:

	Exhibit 10.3	Employment Contract between Robert W. Wilson and
Supreme Corporation

	Exhibit 10.4	Employment Contract between Omer G. Kropf and
Supreme Corporation

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

By: /s/ Jeffery D. Mowery
DATE: August 9, 2005	Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

(Signing on behalf of the Registrant and as Principal Financial Officer)

Page 17 of 47

Exhibit 10.3

Employment Contract

Supreme Corporation

(Robert W. Wilson)

This Contract is entered into between Supreme Corporation, a Texas corporation (hereafter called "Company"), and Robert W. Wilson (hereafter called "Employee").

Company is engaged in the business of manufacturing and selling specialized truck bodies. Company desires to retain the services of Employee as one of its key executives, and Employee is willing and able to perform in that capacity.

By instrument dated July 1, 2003, Company and Employee entered into an Employment Contract providing for a term of three (3) years ending on June 30, 2006. Because of the semi-retirement of Mr. Omer G. Kropf, the office of President of Company is now vacant, and the Board of Directors of Company has determined that, as a result of the executive leadership Mr. Wilson has shown, Employee should be, and has been, named as the President of Company. This Contract shall be deemed to have superceded and completely replaced the earlier Employment Contract dated July 1, 2003.

Accordingly, in consideration of the mutual covenants herein contained, the parties to this Contract agree as follows:

1. Employment. Company hereby continues the employment of Employee, and Employee hereby accepts such employment from Company, pursuant to those provisions herein contained.

2. Term of Employment. Subject to the provisions for termination hereafter provided, the term of this Contract shall be for a term of three (3) years beginning on May 1, 2005, and ending on April 30, 2008.

3. Duties of Employee. Employee is employed as President and Chief Operating Officer of Company. It is understood and agreed that Employee is subject to the direction and control of Company's Board of Directors, as required by the Texas Business Corporation Act, and as a result Employee shall, if required by Company's Board of Directors during the term of this Contract, serve in any other executive capacity considering his experience and performance record to date with Company. Employee shall devote substantially all of his time, attention, best efforts, and energy to the business of Company, and may not, during the term of this Contract, be engaged in any other material business activities which interfere with his ability to carry out his obligations hereunder. However, such restriction shall not be construed as preventing Employee from making investments in (non-competitive) business enterprises so long as Employee will not be required to render personal services to any such business enterprises during Employee's normal business hours with Company.

4. Compensation. To the extent Employee continues to comply with all of the provisions of this Contract (including the covenants referenced in paragraph 9 below and contained in Exhibits "A" and "B" attached hereto):
Page 18 of 47
    a. Base Salary. Company shall pay to Employee a minimum base salary of $200,000 per year payable in twenty-six (26) equal payments of $7,692.31 (or in accordance with such other sequence of payments as determined by Company's then existing payroll policies), from which federal withholding and social security taxes will be deducted;

b. Pre-Tax Bonus. It is anticipated that at the end of each calendar year, approval of the Board of Directors will be requested by the Chairman of the Board of Company for distributions from Company's Bonus Payment Plan, the amount of which will be dependent upon the operating results of Company for that year. In such event (and assuming approval by the Chairman of the Board of the portion of the bonus recommended to be distributed to Employee), Employee shall be entitled to receive, in addition to the base salary referred to above, a pre tax bonus in the amount so approved by the Board of Directors; and

c. Increases. The Board of Directors of Company may, at any time, elect to increase Employee's base salary above the amount referred to in subparagraph "a" above.

5. Fringe Benefits. During the period that Employee continues to comply with all of the provisions of this Contract, Employee shall receive the following fringe benefits:

a. Medical Benefits. Employee and his dependent family members shall be covered under the same group hospitalization, accident and major medical plans as the Company shall provide from time to time for other officers; provided, however, that (i) Employee shall pay the same portion of the cost thereof as may be required from the Company's officers generally, and (ii) Employee shall apply for and elect to participate in Medicare parts A and B, at his own expense, as soon as he shall become eligible to do so;

b. Insurance. As reimbursement for insurance owned by Employee (and/or his wife), Company shall pay to Employee, each year, the lesser of $40,000 or the actual amount of premiums paid on insurance of any kind covering Employee or "last to die" insurance covering the lives of Employee and his wife (the "Reimbursement Amount").

In addition to the Reimbursement Amount, Company shall also pay to Employee, each year, such amount which, after taking into consideration the income tax effect of the "deemed income" (such "deemed income" in no event to exceed $30,000) to Employee (for the Reimbursement Amount and the federal and state tax offset payments) will offset such additional taxes (the "Gross-Up Amount"). In making the determination of the Gross-Up Amount, the following formula shall be used: Reimbursement Amount/(1 – Employee's marginal tax bracket + .014 [Medicare] + Employee's marginal tax bracket for state income taxes, if any, + city taxes, if any) minus the Reimbursement Amount. For example, assuming that: (i) the annual premium is $30,000.00 (Reimbursement Amount = $30,000); (ii) Employee is in the 35% marginal tax bracket; (iii) the Reimbursement Amount is not subject to social security taxes; (iv) Employee is in the 10% state income tax bracket; and (v) the Reimbursement Amount is not subject to city taxes; the Gross-Up Amount would be: $30,000/1 – (.35 + .014 + .1) minus $30,000 = $25,970.15;
Page 19 of 47
c. Dental Benefits. Company shall pay or reimburse Employee for all family dental expenses up to a maximum of $5,000 per year;

d. Paid Vacation. Each calendar year (or proportion thereof), Employee may take a vacation of four (4) weeks during which time his compensation shall be paid in full;

e. Automobile. Company shall provide an automobile for Employee's use in connection with the services to be rendered by Employee to Company. Company shall pay or reimburse Employee for maintenance and repair expenses of the automobile upon submission of vouchers or itemized lists of such expenses prepared in compliance with Company's policy. For so long as Company owns (or leases) the automobile, Company shall insure the automobile with the same automobile insurance company coverage that is provided for executive officers of Company. Company agrees that Employee shall be designated as an additional insured on any Company provided policy providing liability insurance coverage. In the event the automobile is damaged or destroyed by reason of accident, theft, vandalism, or otherwise, Employee will not have any liability to Company for any such loss or damage (including out-of-pocket deductibles); and

f. Other Benefits. No provision of this Contract shall preclude Employee from participating in any fringe benefit plan now in effect or hereafter adopted by Company, but Company shall be under no obligation to provide for his participation in, or to institute, any such plan or to make any contribution under any such plan, unless such opportunities are provided to all Company employees as a group, or to all of Company's senior officers as a group.

6. Business Expenses. Employee may incur reasonable expenses, as determined by Company's Chairman of the Board, in connection with the promotion of Company's business including expenses for entertainment, travel, and similar items. Company agrees to reimburse Employee for all such reasonable expenses upon the presentation by Employee, from time to time as required by Company, of an itemized account of such expenditures; provided, however, Employee shall not expend any sums in excess of those amounts permitted by the Internal Revenue Code of 1986, as amended, without prior written approval from the Chairman of the Board of Company.

7. Key-Man Insurance. Company may, at any time during the term of this Contract, apply for and procure as owner, and for its sole benefit, life insurance on Employee's life in such amounts and in such forms as Company may select. Employee hereby acknowledges the fact that he will have no interest whatsoever in any such insurance policy. However, Employee agrees that he shall, at Company's request, submit to such medical examinations, supply such information, and execute such documents as may be requested by the insuring companies.

8. Termination of Employment.

a. By Company.

Page 20 of 47
(1) Date of Termination. Company may at any time terminate this Contract, in which event Employee shall leave the premises on such date (the "Date of Termination") as is specified by Company in the notice of termination (which date can be as early as the date of such notice).

(2) For Cause. If such termination is "for cause," Company will have no obligation to pay to Employee any compensation or fringe benefits following the Date of Termination. For purposes of the preceding sentence, the phrase "for cause" will be deemed to mean:

(a) absence from Company's offices, physical or mental illness, or any other reason, for any successive period of forty-five (45) days, or for a total period of ninety (90) days in any one of Company's fiscal years (except that any vacation periods, travel on Company business, or leaves of absence specifically granted by Company's Board of Directors shall not be considered as periods of absence from employment);

(b) Employee's commission of an act of gross negligence in the performance of his duties or obligations hereunder;

(c) Employee's commission of any act of fraud, malfeasance, disloyalty, or breach of trust against the Company, or Employee fails to observe any covenant referenced in paragraph 9 below or contained in Exhibits "A" or "B" hereto;

(d) Employee's refusal, or substantial inability, to perform the duties assigned in good faith to him pursuant to paragraph 3 hereof;

(e) Employee dies or gives affirmative indication, in the opinion of a majority of Company's Board of Directors, that he no longer intends to abide by the terms of this Contract; or

(f) Employee is guilty of acts of moral turpitude or dishonesty in Company's affairs, gross insubordination or the equivalent, or Employee violates, or fails to comply with, any of the provisions of this Contract.

(3) Not For Cause. If such termination is based on any reason other than "for cause," Company shall be obligated to pay to Employee his base salary during the remainder of the term of this Contract (on a monthly basis at the same rate as payable immediately before the Date of Termination). In addition, within ninety (90) days after the end of the calendar year during which occurred the event triggering such Date of Termination, Company shall pay to Employee his Proportionate Share of the pre tax bonus referred to in paragraph 4.b. above. For this purpose, Employee's "Proportionate Share" will be a fraction the numerator of which is the number of days in such calendar year ending with such Date of Termination and the denominator of which is the total number of days in such calendar year.

Page 21 of 47
(a) Included within the definition of a termination of Employee other than "for cause" will be a "Change in Control of Company." For purposes of this Contract, the term "Change in Control of Company" will mean a change in control of a nature that would be required to be reported in response to Item 5(f) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control will be deemed to have occurred if (Y) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Company or any "person" who on the date hereof is a director or officer of Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Company representing 25% or more of the combined voting power of Company's then outstanding securities, or (Z) during any period of two consecutive calendar years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Company cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

(b) If, at the time of termination, Company was providing an automobile to Employee under paragraph 5.e. above, then, for a consideration of Ten Dollars ($10.00) cash paid by Employee to Company, the following shall apply: (i) if Company owned the automobile, Company shall transfer the title (free and clear of any liens or other encumbrances) to Employee (along with any insurance coverage [if assignable]); and (ii) if Company was leasing such automobile, Company shall assign to employee all of its right, title, and interest in and to such lease.

(c) Employee shall not be required to mitigate the amount of any payment provided for in this subparagraph 3) by seeking other employment or otherwise, nor shall the amount of any payment provided for in this subparagraph 3) be reduced by any compensation earned by Employee as the result of self employment or employment by another employer.

b. By Employee. If such termination is caused by Employee for any reason, Company will have no obligation to pay to Employee any compensation or fringe benefits following the Date of Termination.

9. Disclosure of Confidential Information; Covenant Not To Compete. Company possesses secret and confidential equipment, techniques, processes, procedures, technical data and information, and customer lists used or intended for utilization in its operations of which Employee has obtained or may obtain knowledge, and Company would suffer serious harm if this confidential information were disclosed or if Employee used this information to compete against Company. Further, Employee in the performance of services

Page 22 of 47
hereunder may develop or conceive new and additional inventions and improvements with respect to such matters. Accordingly, Employee hereby agrees that simultaneously with the execution of this Contract he shall execute and deliver to Company and thereafter abide by the terms of a "Confidentiality Agreement and Covenant Not to Compete" and "Disclosure and Invention Agreement," copies of each of which are attached hereto respectively as Exhibits "A" and "B" and incorporated herein by reference.

10. Remedies. Employee agrees that in the event of his breach of his covenants and agreements contained or referenced in this Contract, Company shall be entitled to obtain injunctive or similar relief from a court of competent jurisdiction. The covenants contained in Exhibits "A" and "B" hereof shall be construed as agreements independent of any other agreements between Company and Employee, and the existence of any claim or cause of action of Employee against Company, whether predicated on this Contract or otherwise, shall not constitute a defense to the enforcement by Company of those conveyances. Company shall be entitled to reasonable attorneys' fees and related legal costs in the event of a breach, or attempted breach, of such covenants by the Employee. The remedies of Company and Employee under this Contract are cumulative and will not exclude any other remedies to which any party may be entitled hereunder, including a right of offset, whether at law or in equity.

11. Notices. All notices allowed or required to be given hereunder must be in writing and dispatched by United States certified mail, return receipt requested, to the address of the party entitled to such notice shown at the end of this Contract. Either party hereto may change the address to which any such notice is to be addressed by giving notice in writing to the other party of such change. Any time limitation provided for in this Contract shall commence with the date that the party actually receives such written notice, and the date or postmark of any return receipt indicating the date of delivery of such notice to the addressee shall be conclusive evidence of such receipt. In addition to the parties hereto, copies of all notices should be sent to:

Mr. Herbert M. Gardner
Chairman of the Board and Chief Executive Officer
Supreme Corporation
c/o Barrett-Gardner Associates, Inc.
4 Darley Road
Great Neck, NY 11201

Haynes and Boone, LLP
201 Main Street, Suite 201
Fort Worth, Texas 76102
Attn: Rice M. Tilley, Jr., Esq.

12. Assignment. Neither Employee nor anyone claiming under him may commute, encumber, or dispose of the right to receive benefits hereunder. Such right to receive benefits hereunder is expressly declared to be non-assignable and non transferable by Employee, and in the event of any attempted assignment or transfer, Company shall have no further liability hereunder; provided, however, the foregoing shall not apply to assignments by operation of law, such as to a guardian or to an executor of Employee's estate.

13. Waiver. The waiver by Company of Employee's breach of any provision hereof shall not operate or be construed as a waiver of any subsequent breach by Employee.
Page 23 of 47
14. Binding Effect. This Contract shall be binding upon the parties hereto and their heirs, successors, executors, administrators, personal representatives, and except as provided in paragraph 12, assigns.

15. Survival of Provisions. All provisions of this Contract, including all representations, warranties, covenants, and agreements contained or referenced herein, will survive the execution and delivery hereof and any investigation of the parties with respect thereto. The provisions of paragraphs 9 and 10, and Exhibits "A" and "B," will survive the termination or amendment of this Contract.

16. Validity. If any provision of this Contract is held by a court of law to be illegal or unenforceable, the remaining provisions of the Contract will remain in full force and effect. In lieu of such illegal or unenforceable provision, there shall be added automatically as a part of this Contract a provision as similar in terms to such illegal or unenforceable provision as may be possible and be legal and enforceable.

17. Amendments. This Contract may be amended at any time and from time to time in whole or in part by an instrument in writing setting forth the particulars of such amendment and duly executed by Company and the Employee.

18. Duplicate Originals. This Contract has been executed in duplicate originals, each of which for all purposes is to be deemed an original, and all of which constitute, collectively, one agreement; but in making proof of this Contract, it will not be necessary to produce or account for more than one such duplicate.

19. Captions. The captions or section headings of this Contract are provided for convenience and shall not limit or affect the interpretation of this Contract.

20. Governing Law. This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of Indiana, without reference to its laws governing conflicts of law. Each party hereby irrevocably agrees that any legal action or proceedings with respect to this Agreement may be brought in the courts of the State of Indiana, or in any United States District Court of Indiana, and, by its execution and delivery of this Agreement, each party hereby irrevocably submits to each such jurisdiction and hereby irrevocably waives any and all objections which it may have as to venue in any of the above courts. Each party further consents and agrees that any process or notice of motion or other application to either of said Courts or any judge thereof, or any notice in connection with any proceedings hereunder, may be served inside or outside the State of Indiana by registered or certified mail, return receipt requested, postage prepaid, and be effective as of the receipt thereof, or in such other manner as may be permissible under the rules of said Courts.

21. Complete Understanding. This Contract constitutes the complete understanding between the parties hereto, except as otherwise expressly provided or referenced herein, with respect to the employment of Employee. This Contract supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.

IN WITNESS WHEREOF, the parties have executed this Contract this 4th day of August, 2005, to be effective May 1, 2005.

Page 24 of 47
COMPANY:	EMPLOYEE:

SUPREME CORPORATION

By:	/s/Herbert M. Gardner	/s/Robert W. Wilson
Herbert M. Gardner	Robert W. Wilson
Chairman of the Board	518 Carter Road
Goshen, Indiana 46526

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

Page 25 of 47
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

Accordingly, in consideration of TEN DOLLARS ($10.00) paid to Employee by Company, the receipt and sufficiency of which are hereby acknowledged, and Company's agreement to employ him, Employee agrees as follows (which will constitute an agreement ancillary to Employee's Employment Contract with Company):

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

Page 26 of 47
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

IN WITNESS WHEREOF, the parties have executed this Agreement this 4th day of August, 2005, to be effective May 1, 2005.

Page 27 of 47

/s/Robert W. Wilson
Robert W. Wilson
518 Carter Road
Goshen, Indiana 46526

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

Page 28 of 47
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
Page 29 of 47
IN WITNESS WHEREOF, the parties have executed this Agreement this 4th day of August, 2005, to be effective May 1, 2005.

/s/Robert W. Wilson
Robert W. Wilson
518 Carter Road
Goshen, Indiana 46526

ACCEPTED:

SUPREME CORPORATION

By:	/s/Herbert M. Gardner
Herbert M. Gardner
Chairman of the Board

Page 30 of 47
Exhibit 10.4

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

By instrument dated May 1, 2002, Company and Employee entered into an Employment Contract employing Employee as a member of Office of the President of Company and providing for a term of 3 years ending on April 30, 2005. With such earlier Employment Contract having come to an end, Employee has agreed to having a more limited and flexible relationship with Company. For that reason, Company's Board of Directors has approved an arrangement whereby Employee will serve as Vice Chairman and Managing Director of Special Projects for Company.

Accordingly, in consideration of the mutual covenants herein contained, the parties to this Contract agree as follows:

1. Employment. Company hereby continues the employment of Employee, and Employee hereby accepts such employment from Company, pursuant to those provisions herein contained.

2. Term of Employment. Subject to the provisions for termination hereafter provided, the term of this Contract shall be for a total of three (3) years beginning on May 1, 2005.

3. Duties of Employee. Employee is employed as Vice Chairman and Managing Director of Special Projects for Company. Employee agrees to work at the headquarters offices of Company on such projects as may be assigned to him by the Chief Executive Officer or Chief Operating Officer, provided that the total of such services shall not exceed 10 days per month (unless otherwise agreed to by Employee and the Chief Executive Officer or Chief Operating Officer).

4. Compensation. To the extent Employee continues to comply with all of the provisions of this Contract (including the covenants referenced in paragraph 8 below and contained in Exhibits "A" and "B" attached hereto), Company shall pay to Employee during the first year of the term of this Contract a minimum base salary of $140,000 per year payable in twenty-six (26) equal payments of $5,384.62 (or in accordance with such other sequence of payments as determined by Company's then existing payroll policies), from

Page 31 of 47
which federal withholding and social security taxes shall be deducted. During each of the second and third years of the term of this Contract, Company shall pay to Employee a minimum base salary of $120,000.00 per year payable in twenty-six (26) equal payments of $4,615.38 (or in accordance with such other sequence of payments as determined by Company's then existing payroll policies), from which federal withholding and social security taxes shall be deducted.

5. Fringe Benefits. During the period that Employee continues to comply with all of the provisions of this Contract, Employee shall receive the following fringe benefits:

a. Medical Benefits. Employee and his dependent family members shall be covered under the same group hospitalization, accident and major medical plans as the Company shall provide from time to time for other officers; provided, however, that (i) Employee shall pay the same portion of the cost thereof as may be required from the Company's officers generally, and (ii) Employee shall apply for and elect to participate in Medicare parts A and B, at his own expense, as soon as he shall become eligible to do so;

b. Dental Expenses. Company shall pay or reimburse Employee for all dental expenses of Employee and any dependent family members living with him at his home, up to a maximum of $5,000 per year;

c. Automobile. At the present time, Employee has the use of a Company-owned automobile. During his term of employment, Employee shall be entitled to retain the use of such automobile. Company shall pay or reimburse Employee for maintenance and repair expenses of the automobile upon submission of vouchers or itemized lists of such expenses prepared in compliance with Company's policy. For so long as Company owns the automobile, Company shall insure the automobile with the same automobile insurance company coverage that is provided for executive officers of Company. Company agrees that Employee shall be designated as an additional insured on any Company provided policy providing liability insurance coverage. In the event the automobile is damaged or destroyed by reason of accident, theft, vandalism, or otherwise, Employee will not have any liability to Company for any such loss or damage (including out-of-pocket deductibles);

d. Other Benefits. No provision of this Contract shall preclude Employee from participating in any fringe benefit plan now in effect or hereafter adopted by Company, but Company shall be under no obligation to provide for his participation in, or to institute, any such plan or to make any contribution under any such plan, unless such opportunities are provided to all Company employees as a group, or to all of Company's senior officers as a group.

6. Business Expenses. Employee may incur reasonable expenses, as determined by the Chairman of the Board of Company, in connection with the projects that are assigned to him under the terms of Section 3, above, including related expenses for food, travel, and similar items. Company agrees to reimburse Employee for all such reasonable expenses upon the presentation by Employee, from time to time as required by Company, of an itemized account of such expenditures; provided, however, Employee shall not expend any sums in excess of those amounts permitted by the Internal Revenue Code of 1986, as amended, without prior written approval from the Chairman of the Board of Company:
Page 32 of 47
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

2) For Cause. If such termination is "for cause," Company will have no obligation to pay to Employee any compensation or fringe benefits following the Date of Termination. For purposes of the preceding sentence, the phrase "for cause" will be deemed to mean:

a) Employee's refusal, or substantial inability, to perform the duties assigned in good faith to him pursuant to paragraph 3 hereof;

b) Employee's commission of an act of gross negligence in the performance of his duties or obligations hereunder;

c) Employee's commission of any act of fraud, malfeasance, disloyalty, or breach of trust against the Company, or Employee fails to observe any covenant referenced in paragraph 8 below or contained in Exhibits "A" or "B" hereto;

d) Employee dies or gives affirmative indication, in the opinion of a majority of Company's Board of Directors, that he no longer intends to abide by the terms of this Contract; or

e) Employee is guilty of acts of moral turpitude or dishonesty in Company's affairs, gross insubordination or the equivalent, or Employee violates, or fails to comply with, any of the provisions of this Contract.

3) Not For Cause. If such termination is based on any reason other than "for cause," Company shall be obligated to continue regular payments of Employee's base salary, at the same rate as payable immediately before the date of Termination, and to provide Medical Benefits as provided in paragraph 5(a), above, during the remainder of the term of this Contract.

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

Page 33 of 47
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

10. Notices. All notices allowed or required to be given hereunder must be in writing and dispatched by United States certified mail, return receipt requested, to the address of the party entitled to such notice shown at the end of this Contract. Either party hereto may change the address to which any such notice is to be addressed by giving notice in writing to the other party of such change. Any time limitation provided for in this Contract shall commence with the date that the party actually receives such written notice, and the date or postmark of any return receipt indicating the date of delivery of such notice to the addressee shall be conclusive evidence of such receipt. In addition to the parties hereto, copies of all notices should be sent to:

Mr. Robert W. Wilson, President
Supreme Corporation
2581 E. Kercher Road
Goshen, Indiana 46528

Haynes and Boone, LLP
2200 Main Street
Suite 2200
Fort Worth, Texas 76102
Rice M. Tilley, Jr., Esq.

11. Assignment. Neither Employee nor anyone claiming under him may commute, encumber, or dispose of the right to receive benefits hereunder. Such right to receive benefits hereunder is expressly declared to be non-assignable and non transferable by Employee, and in the event of any attempted assignment or transfer, Company shall have no further liability hereunder; provided, however, the foregoing shall not apply to assignments by operation of law, such as to a guardian or to an executor of Employee's estate.

Page 34 of 47
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

19. Waiver of ADEA Claims. Employee acknowledges that this employment agreement providing a limited and flexible arrangement has been offered by Company, pursuant to discussions with Employee with a view toward facilitating his transition to retirement, which will become effective on April 30, 2008. Employee is advised to contact an attorney of his own choosing before signing it, and to thoroughly discuss all aspects of this Agreement with such attorney. Employee has read, fully understands and enters into this Agreement freely and voluntarily. Employee further understands and agrees that:

a. He hereby expressly gives up any and all rights or clams arising under the Age Discrimination in Employment Act of 1967, as amended, (hereinafter, "ADEA"), which he may have against any the Company up to the date he signs this Agreement;

b. He gives up his rights under the ADEA, in exchange for valuable consideration which he has received or will receive from the Company, to which he would not otherwise be entitled;

c. He acknowledges that he has had at least twenty-one (21) calendar days to consider the terms of this Agreement; and

Page 35 of 47
d. He will have seven (7) calendar days from the date he signs this Agreement to revoke it (the "Revocation Period") by giving written or facsimile notice under paragraph 10 hereof; and,

e. The waiver of his claims under the ADEA shall not become effective or enforceable until the Revocation Period has expired, but if notice of revocation is given within the Revocation Period Employee will not be entitled to receive the compensation and benefits provided for above.

20. Governing Law. This Agreement has been made in, and its validity, interpretation, construction, and performance shall be governed by and be in accordance with, the laws of the State of Indiana, without reference to its laws governing conflicts of law. Each party hereby irrevocably agrees that any legal action or proceedings with respect to this Agreement may be brought in the courts of the State of Indiana, or in any United States District Court of Indiana, and, by its execution and delivery of this Agreement, each party hereby irrevocably submits to each such jurisdiction and hereby irrevocably waives any and all objections which it may have as to venue in any of the above courts. Each party further consents and agrees that any process or notice of motion or other application to either of said Courts or any judge thereof, or any notice in connection with any proceedings hereunder, may be served inside or outside the State of Indiana by registered or certified mail, return receipt requested, postage prepaid, and be effective as of the receipt thereof, or in such other manner as may be permissible under the rules of said Courts.

21. Complete Understanding. This Contract constitutes the complete understanding between the parties hereto, except as otherwise expressly provided or referenced herein, with respect to the employment of Employee. This Contract supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.

IN WITNESS WHEREOF, the parties have executed this Contract this 4th day of June, 2005, to be effective May 1, 2005.

COMPANY:	EMPLOYEE:

SUPREME CORPORATION

By:	/s/Robert W. Wilson	/s/Omer G. Kropf
Robert W. Wilson	Omer G. Kropf
President	1077 East North Shore Drive
Syracuse, Indiana 46567

Page 36 of 47
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

Accordingly, in consideration of TEN DOLLARS ($10.00) paid to Employee by Company, the receipt and sufficiency of which are hereby acknowledged, and Company's agreement to employ him, Employee agrees as follows (which will constitute an agreement ancillary to Employee's Employment Contract with Company):
Page 37 of 47
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

Page 38 of 47
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

IN WITNESS WHEREOF, the parties have executed this Agreement this 4th day of June, 2005, to be effective May 1, 2005.

/s/Omer G. Kropf
Omer G. Kropf
1077 East North Shore Drive
Syracuse, Indiana 46567

ACCEPTED:

SUPREME CORPORATION

By:	/s/Robert W. Wilson
Robert W. Wilson
President

Page 39 of 47
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

Page 40 of 47
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

IN WITNESS WHEREOF, the parties have executed this Agreement this 4th day of June, 2005, to be effective May 1, 2005.

/s/Omer G. Kropf
Omer G. Kropf
1077 East North Shore Drive
Syracuse, Indiana 46567

ACCEPTED:

By:	/s/Robert W. Wilson
Robert W. Wilson
President

Page 40 of 47

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

Page 42 of 47
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

DATE: August 9, 2005

/s/ Herbert M. Gardner
Chief Executive Officer

Page 43 of 47

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

Page 44 of 47
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

DATE: August 9, 2005

/s/ Jeffery D. Mowery
Chief Financial Officer

Page 45 of 47

Exhibit 32.1

Certification of Chief Executive Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 25, 2005 of Supreme Industries, Inc. (the "Company"). I, Herbert M. Gardner, the Chief Executive Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

DATE: August 9, 2005

/s/ Herbert M. Gardner
Chief Executive Officer

Page 46 of 47

Exhibit 32.2

Certification of Chief Financial Officer of Supreme Industries, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended June 25, 2005 of Supreme Industries, Inc. (the "Company"). I, Jeffery D. Mowery, the Chief Financial Officer of the Company, certify that, based on my knowledge:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in this report.

DATE: August 9, 2005

/s/ Jeffery D. Mowery
Chief Financial Officer

Page 47of 47