Form 10-Q
period 2005-09-24
SUPREME INDUSTRIES INC
filed 2005-11-08
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended September 24, 2005
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)		Outstanding at October 24, 2005
	Class A	10,537,906
	Class B	2,109,133
Page 1 of 36
SUPREME INDUSTRIES, INC.

CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

	Consolidated Balance Sheets	3 - 4

	Consolidated Statements of Income	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7 - 10

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations.	10 - 17

ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk.	17

ITEM 4.	Controls and Procedures.	18

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits.	18

SIGNATURES		19

INDEX TO EXHIBITS		19

EXHIBITS		20-36

Page 2 of 36

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

		September 24,	December 25,
		2005	2004
Assets		(Unaudited)

Current assets:
Cash and cash equivalents		$535,327	$1,736,483
Accounts receivable, net		32,150,785	28,432,715
Inventories		46,841,726	45,441,189
Deferred income taxes		847,012	847,012
Other current assets		4,653,306	4,222,636

Total current assets		85,028,156	80,680,035

Property, plant and equipment, at cost		87,607,057	84,195,977
Less, Accumulated depreciation and
amortization		39,527,501	37,005,013

Property, plant and equipment, net		48,079,556	47,190,964

Intangible assets, net		-	30,066
Goodwill		735,014	735,014
Other assets		526,203	560,540

Total assets		$134,368,929	$129,196,619

The accompanying notes are a part of the consolidated financial statements.

Page 3 of 36

Supreme Industries, Inc. and Subsidiaries
Consolidated Balance Sheets, Concluded

		September 24,	December 25,
		2005	2004
Liabilities and Stockholders' Equity		(Unaudited)

Current liabilities:
Current maturities of long-term debt		$1,700,000	$1,633,333
Trade accounts payable		16,667,918	18,717,757
Accrued income taxes		456,272	312,415
Other accrued liabilities		9,677,366	9,118,259

Total current liabilities		28,501,556	29,781,764

Long-term debt		27,900,000	28,766,667

Deferred income taxes		3,043,979	3,085,179

Other long-term liabilities		114,870	-

Total liabilities		59,560,405	61,633,610

Stockholders' equity		74,808,524	67,563,009

Total liabilities and stockholders' equity		$134,368,929	$129,196,619

The accompanying notes are a part of the consolidated financial statements.

Page 4 of 36

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Revenue:
Net sales	$77,055,374	$70,583,750	$262,594,085	$234,805,503
Other income	231,583	194,721	531,801	383,380
	77,286,957	70,778,471	263,125,886	235,188,883
Costs and expenses:
Cost of sales	68,797,402	62,926,848	230,464,233	210,382,935
Selling, general and administrative	5,984,152	6,152,810	19,736,568	18,053,433
Interest	510,595	259,273	1,567,628	667,459
	75,292,149	69,338,931	251,768,429	229,103,827

Income before income taxes	1,994,808	1,439,540	11,357,457	6,085,056

Income taxes	709,000	547,000	4,077,000	2,315,000

Net income	$1,285,808	$892,540	$7,280,457	$3,770,056

Earnings per share:
Basic	$.10	$.07	$.59	$.31
Diluted	.10	.07	.57	.30

Shares used in the computation of
earnings per share:
Basic	12,561,453	12,099,083	12,379,668	12,071,986
Diluted	12,948,791	12,446,990	12,792,411	12,484,342

Cash dividends per common share	$.095	$.035	$.165	$.10

The accompanying notes are a part of the consolidated financial statements.

Page 5 of 36

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 24,	September 25,
	2005	2004
Cash flows from operating activities:
Net income	$7,280,457	$3,770,056
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,083,652	2,665,616
Loss (gain) on disposal of equipment	11,764	(31,864)
Changes in operating assets and liabilities	(5,994,125)	(8,974,787)

Net cash provided by (used in) operating
activities	4,381,748	(2,570,979)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,002,903)	(7,567,025)
Proceeds from disposal of equipment	48,961	38,694
Purchase of short-term investments	(1,166,241)	-
Decrease in restricted cash deposit	300,000	-
Decrease in other assets	34,337	31,559

Net cash (used in) investing activities	(4,785,846)	(7,496,772)

Cash flows from financing activities:
Proceeds from revolving line of credit and other
long-term debt	88,321,302	103,839,774
Repayments of revolving line of credit and
other long-term debt	(89,121,302)	(93,064,209)
Payment of cash dividends	(2,055,064)	(1,207,691)
Proceeds from exercise of stock options	2,058,006	431,162

Net cash provided by (used in) financing
activities	(797,058)	9,999,036

Change in cash and cash equivalents	(1,201,156)	(68,715)

Cash and cash equivalents, beginning of period	1,736,483	106,254

Cash and cash equivalents, end of period	$535,327	$37,539

The accompanying notes are a part of the consolidated financial statements.

Page 6 of 36

Supreme Industries, Inc. And Subsidiaries
Notes To Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements of Supreme Industries, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 25, 2004 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three and nine months ended September 24, 2005 and September 25, 2004 are for 13 and 39 week periods, respectively.

NOTE 2 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	September 24,	December 25,
	2005	2004
Raw materials	$26,143,523	$26,390,350
Work-in-progress	9,208,419	9,795,961
Finished goods	11,489,784	9,254,878
	$46,841,726	$45,441,189

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method and bills of materials. The Company has historically had favorable and unfavorable adjustments resulting from annual physical inventories. Favorable (unfavorable) annual physical inventory adjustments recorded during the three-month periods ended September 24, 2005 and September 25, 2004 were $(1.1) million and $.4 million, respectively. The Company continues to refine its costing procedures for valuation of interim inventories in an effort to minimize book to physical inventory adjustments.

Page 7 of 36

Supreme Industries, Inc. And Subsidiaries
Notes To Consolidated Financial Statements, Continued

NOTE 3 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Weighted average number of
shares outstanding (used
in computation of basic
earnings per share)	12,561,453	12,099,083	12,379,668	12,071,986

Effect of dilutive stock
options	387,338	347,907	412,743	412,356

Diluted shares outstanding
(used in computation of
diluted earnings per
share)	12,948,791	12,446,990	12,792,411	12,484,342

NOTE 4 - STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

Page 8 of 36
Supreme Industries, Inc. And Subsidiaries
Notes To Consolidated Financial Statements, Continued

NOTE 4 - STOCK-BASED COMPENSATION, Continued

The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net income, as reported	$1,285,808	$892,540	$7,280,457	$3,770,056

Deduct: Stock-based
compensation expense
determined under fair
value based method, net
of tax	(338,409)	(83,848)	(493,216)	(251,544)

Pro forma net income	$947,399	$808,692	$6,787,241	$3,518,512

Basic earnings per share:
As reported	$.10	$.07	$.59	$.31
Pro forma	.08	.07	.55	.29

Diluted earnings per share:
As reported	.10	.07	.57	.30
Pro forma	.07	.06	.53	.28

On August 4, 2005, the Company's Board of Directors approved a plan to accelerate vesting of all outstanding stock options which are unvested at December 31, 2005. Under the provisions of APB No. 25, the Company estimates that there will be no compensation expense relating to accelerating these options. As a result of the Board's action, it is estimated that stock options to purchase 434,498 shares of the Company's common stock will become exercisable effective December 31, 2005. The above pro forma disclosure reflects a ratable recognition of the remaining pro forma expense related to these options. The remaining pro forma expense is assumed to be amortized from the time of the Board of Director's approval of the accelerated vesting of options through December 31, 2005, the date the acceleration becomes effective. The 2005 third quarter and nine month pro forma results include amortization of approximately 40% of the pro forma expense remaining as of the date of the Board of Director's approval.

Page 9 of 36

Supreme Industries, Inc. And Subsidiaries
Notes To Consolidated Financial Statements, Concluded.

NOTE 5 - COMMON STOCK

The Board of Directors approved the following quarterly cash dividends:

Declaration	Record	Paid	Cash Dividend
Date	Date	Date	Per Share
January 23, 2004	February 6, 2004	February 16, 2004	$.030
April 29, 2004	May 10, 2004	May 17, 2004	$.035
July 20, 2004	August 2, 2004	August 9, 2004	$.035
October 21, 2004	November 1, 2004	November 8, 2004	$.035

January 28, 2005	February 7, 2005	February 14, 2005	$.035
May 2, 2005	May 16, 2005	May 23, 2005	$.035
June 6, 2005	July 25, 2005	August 1, 2005	$.095

Subsequent to September 24, 2005, on October 28, 2005 the Board of Directors declared a $.095 cash dividend to be paid on November 21, 2005 to stockholders of record as of November 14, 2005.

NOTE 6 - LONG-TERM DEBT

The Company amended its existing credit agreement effective September 22, 2005. The terms of the amended credit facility are substantially the same as the credit facility disclosed in the Annual Report on Form 10-K for the year ended December 25, 2004. The credit facility matures on June 30, 2008 and as a result all borrowings under the credit agreement at September 24, 2005 are classified as long-term debt.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net sales for the three months ended September 24, 2005 increased $6.5 million, or 9.2%, to $77.1 million from $70.6 million for the three months ended September 25, 2004. Net sales for the nine months ended September 24, 2005 increased $27.8 million, or 11.8%, to $262.6 from $234.8 million for the nine months ended September 25, 2004. The increases in net sales for both periods relate primarily to selling price increases implemented by the Company beginning in 2004 to combat the cost escalation of key raw materials, specifically, steel, aluminum, wood, gelcoat and resin. Product mix also contributed to the increase in revenues while unit shipments were lower for the three and nine months ended September 24, 2005 compared to the comparable periods in 2004.

Page 10 of 36
Results of Operations, Continued

The following table presents the components of cost of sales as a percentage of net sales and the change from period to period:

	Three Months Ended			Nine Months Ended
	Sept. 24,	Sept. 25,		Sept. 24,	Sept. 25,
	2005	2004	Change	2005	2004	Change
Materials	58.2%	56.8%	1.4%	57.1%	57.6%	(.5)%
Direct labor	13.7	14.1	(.4)	14.0	15.0	(1.0)
Overhead	14.5	14.8	(.3)	14.1	14.0	.1
Delivery	2.9	3.4	(.5)	2.6	3.0	(.4)
Cost of sales	89.3	89.1	.2	87.8	89.6	(1.8)

Gross profit	10.7%	10.9%	(.2)%	12.2%	10.4%	1.8%

Material cost as a percentage of net sales increased for the three months ended September 24, 2005 and decreased for the nine months ended September 24, 2005 when compared to corresponding periods in 2004. According to its policy, the Company conducted its annual physical inventories during the third quarter and has adjusted its estimated charge to cost of sales for the three and nine months ended September 24, 2005 (see "Inventory Relief" below in our discussion of "Critical Accounting Policies and Estimates"). Favorable (unfavorable) annual physical inventory adjustments recorded during the three-month periods ended September 24, 2005 and September 25, 2004 were $(1.1) million and $.4 million, respectively. The first nine months of 2005 were high volume and high intensity months as the Company worked toward the timely completion of two large fleet contracts and the continued development of certain product lines. Management believes that this environment coupled with our complex manufacturing processes for customized retail products, resulted in the escalation of material costs which has been reflected as an incremental charge to cost of sales in the third quarter.

Management has scheduled interim physical inventories to be taken prior to year-end at selected locations to provide additional information to further analyze changes in manufacturing processes and their related inventories as compared with the results of the 2005 annual physical inventories. In addition, several initiatives have commenced which should enable us to have enhanced timely information with regard to inventories. Despite the unfavorable physical inventory adjustment, the Company continued to benefit from price increases implemented during 2004 and to a lesser extent in 2005. Our gross profit as a percentage of net sales for the nine months ended September 24, 2005 improved to 12.2% from 10.5%, or 31.6%, on a net sales increase of 11.8%.

Direct labor as a percentage of net sales improved for the three months ended September 24, 2005 (13.7% of net sales) compared to the three months ended September 25, 2004 (14.1% of net sales). The improvement over the prior year period was primarily due to selling price increases. Additionally, direct labor as a percentage of net sales improved for the nine months ended September 24, 2005 (14.0% of net sales) compared to the nine months ended September 25, 2004 (15.0% of net sales). The improvement over the prior year period was primarily due to efficiencies associated with the production of large quantities of standardized fleet units and the impact of the implementation of price increases.

Page 11 of 36
Results of Operations, Concluded

Overhead expense improved as a percentage of net sales for the three months ended September 24, 2005 (14.5% of net sales) compared to the three months ended September 25, 2004 (14.7% of net sales). Overhead expense as a percentage of net sales increased slightly for the nine months ended September 24, 2005 (14.1% of net sales) compared to the nine months ended September 25, 2004 (14.0% of net sales). Despite the additional revenues resulting from higher fleet sales and price increases, overhead expense remained relatively constant as a percentage of net sales. The Company experienced escalating group health insurance claim costs during the first nine months of 2005, particularly during the second and third quarters, and depreciation expense increased due to the $11.8 million of capital expenditures in 2004.

Delivery expense improved, decreasing $0.1 million, or 6.4%, to $2.3 million (2.9% of net sales) for the three months ended September 24, 2005 compared to $2.4 million (3.4% of net sales) for the three months ended September 25, 2004. For the nine months ended September 24, 2005, delivery expense decreased $0.2 million, or 2.8%, to $6.9 million (2.6% of net sales) compared to $7.1 million (3.0% of net sales) for the nine months ended September 25, 2004. Delivery expense decreased for the three months due to fewer unit shipments and decreased for the nine months due to an increase in fleet units which are generally not delivered by the Company but are picked up by the customer.

Selling, general and administrative expenses decreased $0.2 million, or 2.7%, to $6.0 million (7.8% of net sales) for the three months ended September 24, 2005 compared to $6.2 million (8.7% of net sales) for the three months ended September 25, 2004. For the nine months ended September 24, 2005, selling, general and administrative expenses increased $1.7 million, or 9.3%, to $19.7 million (7.5% of net sales) compared to $18.0 million (7.7% of net sales) for the nine months ended September 25, 2004. The nine month increase relates primarily to additional compensation expense related to the Company' incentive bonus plans which are based upon earnings and to higher sales commission expense as a result of increased revenues.

Interest expense for the three and nine months ended September 24, 2005 was $0.5 million and $1.6 million compared to $0.3 million and $0.7 million for the three and nine months ended September 25, 2004. The increase in interest expense was attributable to higher levels of borrowings to finance working capital and capital expenditures, and the continued rise in interest rates.

The Company's effective income tax rate was 35.9% for the first nine months of 2005 compared to 38.0% experienced in the first nine months of 2004. The decrease in the Company's effective tax rate is attributable to additional tax deductions allowed manufacturers resulting from the 2004 American Jobs Creation Act and certain tax benefits resulting from the formation of a captive insurance company.

Net income for the three and nine months ended September 24, 2005 was $1.3 million and $7.3 million compared to $0.9 million and $3.8 million for the three and nine months ended September 25, 2004. Net income increased 44% and 93% for the three month and nine month periods of 2005 compared to the same periods in the previous year. Basic earnings per share were $.10 and $.59 for the three and nine months ended September 24, 2005 compared to $.07 and $.31 per share for the three and nine months ended September 24, 2004. Diluted earnings per share were $.10 and $.57 for the three and nine months ended September 24, 2005 compared to $.07 and $.30 per share for the three and nine months ended September 25, 2004. Growth in diluted earning per share was 43% and 90% for the three month and nine month period of 2005 over the prior year comparable periods.
Page 12 of 36

Liquidity and Capital Resources

The Company's revolving line of credit and net income were the major sources of cash flows during the nine months ended September 24, 2005. Accounts receivable have increased $3.7 million since December 25, 2004, due to the increased level of revenue for 2005. Additionally, inventories have increased $1.4 million including a $2.7 million increase in chassis inventory. The Company purchased additional chassis for municipal bid orders in its bus division and for the continuity of production flow for its armored product line.

Capital expenditures for the nine months ended September 24, 2005 were $4.0 million. The Company completed the construction of an additional manufacturing facility at its Griffin, Georgia location and expended $1.5 million on this building project during the first nine months of 2005. Our Jonestown, Pennsylvania location had $0.8 million in capital expenditures relating to the continuing improvement of operations at its recently acquired manufacturing plant adjacent to our existing facilities.

The Company believes that cash flow generated from operations and funds available under the Company's revolving line of credit will be sufficient to meet the Company's cash needs during the next twelve months.

Contractual Obligations

Our fixed, noncancelable obligations as of September 24, 2005 were as follows:

	Payments due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt (a)	$29,600,000	$1,700,000	$25,750,000	$ 950,000	$1,200,000
Operating leases (b)	3,290,788	780,933	1,345,216	1,164,639	---

Total	$32,890,788	$2,480,933	$27,095,216	$2,114,639	$1,200,000

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

Page 13 of 36

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for the Company's conclusions. The Company continually evaluates their formulation used to make these estimates as its business and economic environment changes. As the Financial Statements contained herein are condensed, one should also read our Annual Report on Form 10-K for the year ended December 25, 2004, regarding expanded information about our critical accounting policies and estimates. In management's opinion, the Company's critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance and accrued warranty.

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

Inventory Relief - For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material. Because of the customized nature of the Company's products and manufacturing processes, it is difficult to place full reliance on the bills of material for accurate relief of inventories. Although the Company continues to refine the process of creating accurate bills of materials, monthly estimated charges are necessary for relief of inventories for products sold. Thus, the Company's methodology of relieving inventories includes an estimated charge to cost of sales which is incremental to its bills of material. The estimated charge recorded throughout the year also takes into consideration not only the customized nature of our products but historical inventory relief percentages, scrap variances and other factors which could impact inventory relief.

The Company conducts its annual physical inventories in the third calendar quarter and it reflects any positive or negative adjustments derived from the process in its third quarter and nine month operating results. The accuracy of the inventory relief therefore is not known until the annual physical inventories have been concluded. The Company has attempted to avoid interim physical inventories due to the costs associated with the process which include, among other factors, significant accounting costs and loss of production. However, the Company has determined to conduct interim physical inventories at certain of its locations during October and November of 2005 and may do so in subsequent years. Alternatively, to eliminate the additional estimated charge for inventory relief discussed above by other than quarterly physical inventories, the Company would incur substantial expense associated with the required modifications to its

Page 14 of 36
Critical Accounting Policies and Estimates, Concluded

production processes. Therefore, the Company is continually refining its manufacturing methods to help mitigate the effect of the estimated charge for inventory relief and any adjustments thereto. If the annual inventories result in significant favorable or unfavorable adjustments, such adjustments will affect future operating results.

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

Other Information

On August 4, 2005, the Company's Board of Directors approved a plan to accelerate vesting of all outstanding stock options which are unvested at December 31, 2005. Under the provisions of APB No. 25, the Company estimates that there will be no compensation expense relating to accelerating these options. As a result of the Board's action, it is estimated that stock options to purchase 434,498 shares of the Company's common stock (and any options granted before December 31, 2005) will become exercisable effective December 31, 2005.

The acceleration of vesting was undertaken in an attempt to eliminate compensation expense that the Company would otherwise be required to recognize with respect to those unvested stock options upon adopting SFAS No. 123R, "Share Based Payment." Adoption of SFAS No. 123R is required on or before January 1, 2006, and will require that compensation expense associated with stock options unvested at December 31, 2005 be recognized in the Company's consolidated statement of income. It is anticipated that the accelerated vesting of these options will eliminate potential pre-tax compensation expense that would have been incurred in periods after December 31, 2005.

In light of the new accounting guidance provided in SFAS No. 123R, to be adopted by the Company at the beginning of its 2006 fiscal year, the efficacy of granting of stock options in the future as an appropriate form of incentive compensation is under active consideration by the Board of Directors.

Page 15 of 36
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

Issues and Uncertainties

Business and Economic Cycles - The broad spectrum of industries that create demand for our products makes our business particularly sensitive to general economic conditions, including corporate profitability, interest rates, fuel costs, and consumer preference and spending patterns. Because of the replacement-nature of our products, an economic downturn could cause our customers to delay purchase of our products, which would adversely affect our ability to remain profitable.

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

Page 16 of 36
Issues and Uncertainties, Concluded.

Environmental, Health, and Safety Liabilities - Our operations are subject to a variety of federal, state and local environmental and health safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage, and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity for operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties, including site owners or operators and persons who dispose of waste at, or transport waste to, such sites. The Company is unaware of any unrecorded liabilities in the areas of environmental, health and safety risks and is not a party to any remediation of contaminated sites.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

There has been no material change from the information provided in the Company's Annual Report on Form 10-K for the year ended December 25, 2004.

Page 17 of 36
ITEM 4.	CONTROLS AND PROCEDURES.

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

Changes in Internal Controls - There were no changes in the Company's internal controls over financial reporting or in other factors during the quarter ended September 24, 2005 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibits:

	Exhibit 10.1	Amendment to Credit Agreement by and among
Supreme Corporation and JP Morgan Chase Bank, N.A.,
dated as of September 22, 2005.

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Page 18 of 36
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

By: /s/ Jeffery D. Mowery
DATE: November 8, 2005	Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

(Signing on behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

10.1	Amendment to Credit Agreement by and among Supreme Corporation and JP Morgan Chase Bank, N.A., dated as of September 22, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page 19 of 36

Exhibit 10.1

Bank One
Amendment to Credit Agreement

This agreement is dated as of September 22, 2005, by and between Supreme Corporation (the "Borrower") and JPMorgan Chase Bank, N.A. as successor by merger to Bank One, NA (the "Bank"), and its successors and assigns. The provisions of this agreement are effective on the date that this agreement has been executed by all of the signers and delivered to the Bank (the "Effective Date").

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

2. MODIFICATION OF CREDIT AGREEMENT. The Credit Agreement is hereby amended as follows:

2.1 From and after the Effective Date, the provision in the Credit Agreement under Section 5.2 Subsection A. captioned "Dividends" is hereby deleted.

2.2 From and after the Effective Date, the provision in the Credit Agreement under Section 5.2 Subsection J. captioned "Operating Leases" is hereby deleted.

3. RATIFICATION. The Borrower ratifies and reaffirms the Credit Agreement and the Credit Agreement shall remain in full force and effect as modified herein.

4. BORROWER REPRESENTATIONS AND WARRANTIES. The Borrower represents and warrants that, other than as may be described in Section 2 of this agreement (a) the representations and warranties contained in the Credit Agreement are true and correct in all material respects as of the date of this agreement, (b) no condition, act or event which could constitute an event of default under the Credit Agreement or any promissory note or credit facility executed in reference to the Credit Agreement exists, and (c) no condition, event, act or omission has occurred, which, with the giving of notice or passage of time, would constitute an event of default under the Credit Agreement or any promissory note or credit facility executed in reference to the Credit Agreement.

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

Page 20 of 36
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

Borrower:
Supreme Corporation
By: /S/ Jeffery D. Mowery
Jeffery D. Mowery CFO
Printed Name Title
Date Signed: September 22, 2005

Bank:
JPMorgan Chase Bank, N.A.
By: /S/ Daniel C. Oakley
Daniel C. Oakley First Vice President
Printed Name Title
Date Signed: September 22, 2005

Page 21 of 36
Bank One
Line of Credit Note
$40,000,000.00
Due: June 30, 2008	Date: September 22, 2005

Promise to Pay. On or before June 30, 2008, for value received, Supreme Corporation (the "Borrower") promises to pay to JPMorgan Chase Bank, N.A., whose address is 121 W. Franklin St., Elkhart, IN 46516 (the "Bank") or order, in lawful money of the United States of America, the sum of Forty Million and 00/100 Dollars ($40,000,000.00) or such lesser sum as is indicated on Bank records, plus interest as provided below.

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

Funded Debt to EBITDA Ratio	Applicable Margin
	Prime Rate Advance	Eurodollar Advance
Greater than or equal to 2.51 to 1.00	0.00%	1.75%
Greater than or equal to 2.01 to 1.00 but less than	0.00%	1.50%
or equal to 2.50 to 1.00
Greater than or equal to 1.51 to 1.00 but less than	0.00%	1.25%
or equal to 2.00 to 1.00
Less than or equal to 1.50 to 1.00	0.00%	1.00%

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

"Eurodollar Base Rate" means, with respect to the relevant Interest Period, the applicable British Bankers' Association LIBOR rate for deposits in U.S. dollars as reported by any generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, if no such British Bankers' Association LIBOR rate is available to the Bank, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the rate determined by the Bank to be the rate at which JPMorgan Chase & Co. or one of its affiliate banks offers to place deposits in U.S. dollars with first class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of the principal amount outstanding on such date and having a maturity equal to such Interest Period.

Page 22 of 36
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

Interest Rates. The Advance(s) evidenced by this Note may be drawn down and remain outstanding as up to eight (8) Eurodollar Advances and/or a Prime Rate Advance. The Borrower shall pay interest to the Bank on the outstanding and unpaid principal amount of each Prime Rate Advance at the Prime Rate plus the Applicable Margin and each Eurodollar Advance at the Eurodollar Rate. Interest shall be calculated on the basis of the actual number of days elapsed in a year of 360 days. In no event shall the interest rate applicable to any Advance exceed the maximum rate allowed by law. Any interest payment which would for any reason be deemed unlawful under applicable law shall be applied to principal.

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

Page 23 of 36
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

Notwithstanding any other provision in this Note, the maximum principal amount available under this Note shall be the following amount(s) on and after the following date(s): Forty Million and 00/100 Dollars ($40,000,000.00) from January 1st of each year to June 30th of the same year and Thirty Million and 00/100 Dollars ($30,000,000.00) from July 1st of each year to December 31st of the same year. The Borrower shall, on or before each Principal Reduction Date, make such principal payments as are needed to reduce the outstanding principal balance under this Note, plus, if applicable, (i) the aggregate amount available to be drawn under all outstanding letters of credit issued under any letter of credit sub-limit provided for in any of the Related Documents and (ii) the aggregate amount drawn and unreimbursed under letters of credit issued under any such sub-limit, to an amount not exceeding the applicable maximum principal amount available as of each Principal Reduction Date.

The Borrower shall select interest rates and Interest Periods such that on each Principal Reduction Date the sum of the principal amount of the Prime Rate Advance outstanding on that date plus the aggregate principal amount of the Eurodollar Advances with Interest Periods ending on that date is greater than or equal to any principal payment that may be due on that date. Any election that does not comply with this requirement will be invalid unless the Bank elects, in its sole discretion, to honor such election. Although the Bank may choose to honor any such election, the Borrower shall continue to be subject to the terms of the paragraph of this Note captioned "Funding Loss Indemnification" in regard to payment of a Eurodollar Advance on a date other than the last day of the Interest Period for the Advance.

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

Principal Payments. All outstanding principal and interest is due and payable in full on June 30, 2008, which is defined herein as the "Principal Payment Date".

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

Page 24 of 36
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

Page 25 of 36
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

Authorization for Direct Payments (ACH Debits). To effectuate any payment due under this Note, the Borrower hereby authorizes the Bank to initiate debit entries to Account Number xxxxxxxxxxxx at the Bank and to debit the same to such account. This authorization to initiate debit entries shall remain in full force and effect until the Bank has received written notification of its termination in such time and in such manner as to afford the Bank a reasonable opportunity to act on it. The Borrower represents that the Borrower is and will be the owner of all funds in such account. The Borrower acknowledges (1) that such debit entries may cause an overdraft of such account which may result in the Bank's refusal to honor items drawn on such account until adequate deposits are made to such account; (2) that the Bank is under no duty or obligation to initiate any debit entry for any purpose; and (3) that if a debit is not made because the above-referenced account does not have a sufficient available balance, or otherwise, the payment may be late or past due.

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

Liabilities. The term "Liabilities" in this Note means all obligations, indebtedness and liabilities of the Borrower to any one or more of the Bank, JPMorgan Chase & Co., and any of their subsidiaries, affiliates or successors, now existing or later arising, including, without limitation, all loans, advances, interest, costs, overdraft indebtedness, credit card indebtedness, lease obligations, or obligations relating to any Rate Management Transaction, all monetary obligations incurred or accrued during the pendency of any bankruptcy, insolvency, receivership or other similar proceedings, regardless of whether allowed or allowable in such proceeding, and all renewals, extensions, modifications, consolidations or substitutions of any of the foregoing, whether the Borrower may be liable jointly with others or individually liable as a debtor, maker, co-maker, drawer, endorser, guarantor, surety or otherwise, and whether voluntarily or involuntarily incurred, due or not due, absolute or contingent, direct or indirect, liquidated or unliquidated. The term "Rate Management Transaction" in this Note means any transaction (including an agreement with respect thereto) now existing or hereafter entered into among the Borrower, the Bank or JPMorgan Chase & Co., or any of its subsidiaries or affiliates or their successors, which is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, forward transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions) or any combination thereof, whether linked to one or more interest rates, foreign currencies, commodity prices, equity prices or other financial measures.

Related Documents. The term "Related Documents" in this Note means all loan agreements, credit agreements, reimbursement agreements, security agreements, mortgages, deeds of trust, pledge agreements, assignments, guaranties, or any other instrument or document executed in connection with this Note or in connection with any of the Liabilities.

Page 26 of 36
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
3. In the event (a) there is a default under the terms of any Related Document, (b) any guaranty of the loan evidenced by this Note is terminated or becomes unenforceable in whole or in part, (c) any Guarantor fails to promptly perform under its guaranty, or (d) the Borrower fails to comply with, or pay, or perform under any agreement, now or hereafter in effect, between the Borrower and JPMorgan Chase & Co., or any of its subsidiaries or affiliates or their successors.
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

Page 27 of 36
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
Page 28 of 36
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

Renewal and Extension. This Note is given in replacement, renewal and/or extension of, but not extinguishing the indebtedness evidenced by, that Line of Credit Note dated March 19, 2004 executed by the Borrower in the original principal amount of Thirty Million and 00/100 Dollars ($30,000,000.00), including previous renewals or modifications thereof, if any (the "Prior Note"), and is not a novation thereof. All interest evidenced by the Prior Note shall continue to be due and payable until paid. If applicable, all Collateral continues to secure the payment of this Note and the Liabilities. The provisions of this Note are effective on the date that this Note has been executed by all of the signers and delivered to the Bank.

Miscellaneous. The Borrower, if more than one, is jointly and severally liable for the obligations represented by this Note, the term "Borrower" means any one or more of them, and the receipt of value by any one of them constitutes the receipt of value by the others. This Note binds the Borrower and its successors, and benefits the Bank, its successors and assigns. Any reference to the Bank includes any holder of this Note. Section headings are for convenience of reference only and do not affect the interpretation of this Note. Any notices and demands under or related to this document shall be in writing and delivered to the intended party at its address stated herein, and if to the Bank, at its main office if no other address of the Bank is specified herein, by one of the following means: (a) by hand, (b) by a nationally recognized overnight courier service, or (c) by certified mail, postage prepaid, with return receipt requested. Notice shall be deemed given: (a) upon receipt if delivered by hand, (b) on the Delivery Day after the day of deposit with a nationally recognized courier service, or (c) on the third Delivery Day after the notice is deposited in the mail. "Delivery Day" means a day other than a Saturday, a Sunday, or any other day on which national banking associations are authorized to be closed. Any party may change its address for purposes of the receipt of notices and demands by giving notice of such change in the manner provided in this provision. This Note and any Related Documents embody the entire agreement between the Borrower and the Bank regarding the terms of the loan evidenced by this Note and supercede all oral statements and prior writings relating to that loan. If any provision of this Note cannot be enforced, the remaining portions of this Note shall continue in effect. The Borrower agrees that the Bank may provide any information or knowledge the Bank may have about the Borrower or about any matter relating to this Note or the Related Documents to JPMorgan Chase & Co., or any of its subsidiaries or affiliates or their successors, or to any one or more purchasers or potential purchasers of this Note or the Related Documents. The Borrower agrees that the Bank may at any time sell, assign or transfer one or more interests or participations in all or any part of its rights and obligations in this Note to one or more purchasers whether or not related to the Bank.

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

Page 29 of 36
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

	Borrower:

Address: 2581 Kercher Road	Supreme Corporation
Goshen, IN 46528
	By: /s/ Jeffery D. Mowery
	Jeffery D. Mowery CFO
	Printed Name Title

	Date Signed: September 22, 2005

Page 30 of 36

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Herbert M. Gardner, Chief Executive Officer of Supreme Industries, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Supreme Industries, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

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

Page 31 of 36
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

DATE: November 8, 2005

/s/ Herbert M. Gardner
Chief Executive Officer

Page 32 of 36

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffery D. Mowery, Chief Financial Officer of Supreme Industries, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Supreme Industries, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

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

Page 33 of 36
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

DATE: November 8, 2005

/s/ Jeffery D. Mowery
Chief Financial Officer

Page 34 of 36

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Supreme Industries, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report of Form 10-Q for the quarter ended September 24, 2005 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) of 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in the Form 10-Q.

DATE: November 8, 2005	/s/ Herbert M. Gardner
Herbert M. Gardner
Chief Executive Officer

The foregoing certification is being furnished as an exhibit to the Form 10-Q pursuant to Item 601(b)(32) of Regulation S-K and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and, accordingly, is not being filed as part of the Form 10-Q for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Page 35 of 36
Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Supreme Industries, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report of Form 10-Q for the quarter ended September 24, 2005 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) of 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in the Form 10-Q.

DATE: November 8, 2005	/s/ Jeffery D. Mowery
Jeffery D. Mowery
Chief Financial Officer

The foregoing certification is being furnished as an exhibit to the Form 10-Q pursuant to Item 601(b)(32) of Regulation S-K and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and, accordingly, is not being filed as part of the Form 10-Q for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Page 36 of 36