Form 10-K
period 2005-12-31
SUPREME INDUSTRIES INC
filed 2006-03-31
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-8183

SUPREME INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1670945
(State of Incorporation)	(IRS Employer IdentificationNo.)

P.O. Box 237, 2581 E. Kercher Road, Goshen, Indiana	46528
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code - (574) 642-3070

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock ($.10 Par Value)	American Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in

Part III of this Form 10-K or any amendment to this Form 10-K.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 25, 2005:  $64,557,881

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2006
Class A Common Stock ($.10 Par Value)	10,585,826 shares
Class B Common Stock ($.10 Par Value)	2,109,133 shares

Documents Incorporated by Reference

Parts of Form 10-K Into Which the
Document	Document is Incorporated
Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 4, 2006	Part III

The Index to Exhibits is on page 47 in the sequential numbering system. Total pages 57.

PART I

ITEM 1.                BUSINESS.

History

Supreme Industries, Inc., a Delaware Corporation (the “Company” or “Supreme”), is one of the nation’s leading manufacturers of specialized vehicles, including truck bodies and shuttle buses. The Company was incorporated in 1979 and originally had one operating subsidiary, TGC Industries, Inc., which was spun-off to stockholders of the Company effective July 31, 1986.

Supreme Corporation, the Company’s wholly-owned operating subsidiary, was formed in January 1984 to acquire a company engaged in the business of manufacturing, selling and repairing specialized truck bodies, shuttle buses and related equipment.

Financial Information About Operating Segments

The Company has two operating segments, specialized vehicles and vertically integrated fiberglass products. The vertically integrated fiberglass products segment does not meet the quantitative thresholds for separate disclosure. See segment information in Note 1, “Nature of Operations and Accounting Policies,” of the Notes to Consolidated Financial Statements (Item 8).

General Description of the Company’s Business

The specialized vehicle industry consists of companies that manufacture and/or distribute specialized truck bodies and shuttle buses. Depending on the product, it is either built directly on a truck chassis or built separately and installed at a later date. The truck chassis, which consists of an engine, frame with wheels, and in some cases a cab, is manufactured by third parties who are major automotive or truck companies. Such companies typically do not build specialized truck bodies. See “RISK FACTORS - Competition.”

Supreme’s products are medium-priced although prices can range from $1,000 to $175,000. Supreme’s truck bodies are offered in aluminum or fiberglass reinforced plywood panel (“FRP”) construction and are available in lengths of 9 to 45 feet and heights up to 13 feet, 6 inches. Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with the truck bodies to meet the end-user’s needs.

Supreme also makes its own fiberglass wind deflectors under the name of Fuel Shark, which reduce wind resistance and improve fuel efficiency. Supreme is not in the business of manufacturing recreational vehicles or long-distance truck-trailers. The following is a brief summary of Supreme’s products:

Van bodies. Supreme’s van bodies are typically fabricated up to 28 feet in length with pre-painted aluminum or FRP panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. This product is used for diversified dry freight transportation.

Iner-City® cutaway van bodies. An ideal route truck for a variety of commercial applications, the Iner-City’s aluminum or FRP bodies are manufactured on cutaway chassis, which allow access from the cab to the cargo area. Borrowing many design elements from Supreme’s larger van body, the Iner-City is shorter in length (10 to 17 feet) than a van body.

Spartan service bodies. Built on the cutaway chassis out of durable FRP, the Spartan Service Body is a virtual workshop on wheels. In lengths from 10 to 14 feet, the Spartan’s selection of compartments, shelves, doors, and pre-designed options provides job-site protection from the weather while offering a secure lockable workspace.

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

IceOTherm insulated bodies. IceOTherm is the high efficiency, lightweight insulated body that provides superior load protection for hand-load applications. Available in lengths of 10 to 16 feet, the IceOTherm’s unique urethane foam and fiberglass body design creates a lighter body, superior thermal efficiency, and a cleaner appearance than traditional insulated bodies.

Stake bodies. Stake bodies are flatbeds with various configurations of removable sides. The stake body is utilized for a broad range of agricultural and construction industries transportation needs.

Armored trucks. Supreme’s armored trucks are built to customer specifications in either aluminum, galvaneal or stainless steel.

StarTrans® shuttle buses. The StarTrans® shuttle buses have seating capacities for 12 to 29 people and are offered with a variety of seating arrangements and with options such as wheelchair lifts, custom interiors, and special exterior paint schemes. The shuttle bus line features an aerodynamic exterior design and is intended for use by hotels, nursing homes, car leasing companies, and airport-related users.

StarTrans® mid-size buses. Supreme’s StarTrans® mid-size buses (President and Ambassador) are offered in lengths of up to 31 feet with capacities of up to 35 passengers. This product serves the public transit and tour markets and provides the Company’s dealer network with a more comprehensive product line.

StarTrans® trolleys. Supreme’s StarTrans® trolley line is similar in size to the mid-size bus line but resembles a San Francisco trolley car. It is marketed to resort areas, theme parks and cities desiring unique transportation vehicles.

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

Manufacturing

Supreme’s manufacturing facilities are located in Goshen, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania and Woodburn, Oregon. Supreme’s management estimates that the capacity utilization of its plants and equipment ranges from 60% to 90% of capacity when annualized on a one-shift basis. At various times during the year, several of the Company’s plants operate at 100% capacity to fulfill large fleet order contracts.

Supreme builds specialized truck bodies and installs other equipment on truck chassis, most of which are provided by converter pool agreements or are owned by dealers or end-users. These truck bodies are built on an assembly line from engineered structural components, such as floors, roofs, and wall panels. These components are manufactured from Supreme’s proprietary designs and are installed on the truck chassis. Supreme then installs optional equipment and applies any special finishes that the customer has specified. At each step of the manufacturing and installation process, Supreme conducts quality control procedures to ensure that the products meet its customers’ specifications. Supreme’s products are generally produced to firm orders and are designed and engineered by Supreme. Order levels will vary depending upon price, competition, prevailing economic conditions and other factors.

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

Marketing

Supreme normally sells the vehicle and/or equipment that has been installed on the chassis to either truck dealers, truck equipment distributors, fleet leasing companies or directly to end-users. Truck bodies purchased by a truck dealer from Supreme are sold by the dealer to its own customers. Since Supreme or its distributors generally service all Supreme products sold by the truck dealers, each truck dealer is normally located within relatively close geographic proximity to Supreme or the distributor supplying such dealer.

Supreme’s distributor/dealer network consists of approximately 40 bus distributors, a limited number of truck equipment distributors and approximately 500 truck dealers. Management believes that this large distributor/dealer network, coupled with Supreme’s geographically-dispersed plant and distribution sites, gives Supreme a distinct marketing advantage over its competitors. Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

Supreme markets products in geographic areas where the Company does not have a distributor. The Company currently has distribution/mounting facilities in or near the cities of St. Louis, Missouri; Louisville, Kentucky; Cleveland and Columbus, Ohio; Orlando, Florida; Houston and San Antonio, Texas; Denver, Colorado; San Francisco, California and Harrisville, Rhode Island.

Approximately 85 employees are engaged in direct sales. Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.

Trademarks

The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme. Management believes that these trademarks have significant customer goodwill.

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories. The Company believes its days sales outstanding and its days inventories on hand are within normal industry levels. The Company had working capital of $60.8 million and $50.9 million at December 31, 2005 and December 25, 2004, respectively.

Major Customers

No single customer, or group of customers, accounted for 10% or more of the Company’s revenues for the fiscal years ended in 2005, 2004 and 2003. The Company’s export sales are not significant.

Seasonality of Business

The Company’s business is generally not seasonal in nature due to the normal replacement cycle of its products being approximately seven years. However, the Company historically has participated in bids for large fleet contracts and, if successful, is generally required to ship these fleet units in the first and second quarters. Additionally, our business depends on various factors that are particularly sensitive to general economic conditions and business cycles including: corporate profitability, interest rates, fuel costs, changes in government regulations (i.e. fuel standards), customer preferences, industrial, commercial, and consumer spending patterns, and availability of truck chassis.

Employees

As of December 31, 2005 and December 25, 2004, the Company employed approximately 2,300 employees, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be satisfactory.

Back Log

The Company’s backlog of firm orders was $90.3 million at December 31, 2005 compared to $89.1 million at December 25, 2004.

Executive Officers of the Registrant

The name, age, business background, positions held with the Registrant and tenure of each of the Registrant’s executive officers are set forth below. No family relationship exists among any of the executive officers.

Name, Age, and Business Experience	Served as Executive Officer Since	Position(s) With Company

Herbert M. Gardner, 66
Executive Vice President of Barrett-Gardner Associates, Inc., an investment banking firm since November 2002 and previously Senior Vice President of Janney Montgomery Scott LLC, investment bankers; Chairman of the Board of the Company since 1979 and President of the Company from June 1992 to February 2006; Director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company; Director of Nu Horizons Electronics Corp., an electronic component distributor; Director of TGC Industries, Inc., a company engaged in the geophysical services industry; and Director of Co-Active Marketing Group, Inc., a marketing and sales promotion company.

	1979	Chairman of the Board

Robert W. Wilson, 61 President and Chief Operating Officer of the Company since February 2006; Executive Vice President of the Company from December 1992 through February 2006; Treasurer and Chief Financial Officer of the Company from December 1992 through April 2005; Vice President of Finance, Treasurer, and Assistant Secretary of Supreme Corporation, a subsidiary of the Company, from 1998 through April 2005; co-holder of Office of the President of Supreme Corporation from November 2000 through April 2005.	1992	President and Chief Operating Officer

William J. Barrett, 66
President of Barrett-Gardner Associates, Inc., an investment banking firm since November 2002, and previously Senior Vice President of Janney Montgomery Scott LLC, investment bankers; Secretary and Assistant Treasurer of the Company and a Director since 1979 and Executive Vice President (Long Range and Strategic Planning) of the Company since 2004; Chairman of the Board and Director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company; and a Director of TGC Industries, Inc., a company engaged in the geophysical services industry.

	1979	Executive Vice President (Long Range and Strategic Planning) and Secretary

Jeffery D. Mowery, 43 Treasurer and Chief Financial Officer of the Company since May 2005; Vice President of Finance of Supreme Corporation, a subsidiary of the Company, since May 2005; and Controller of Supreme Corporation from April 1998 to May 2005.	2005	Treasurer, Chief Financial Officer and Assistant Secretary

ITEM 1A.              RISK FACTORS.

Any investment in our Common Stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information included in this Form 10-K before purchasing our Common Stock. Although the risks described below are the risks that we believe are material, they are not the only risks relating to our business and our Common Stock. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition, or results of operations. If any of the events described below occur, our business and financial results could be materially and adversely affected. The market price of our Common Stock could decline due to any of these risks, perhaps significantly, and you could lose all or part of your investment.

Raw materials

Supreme does not have long-term raw material contracts and is dependent upon suppliers of steel, aluminum, wood products and fiberglass materials, for its manufacturing operations. Consequently, our ability to produce and deliver our products could be affected by disruptions encountered by our raw material suppliers or freight carriers. Additionally, competitive market conditions may prevent the Company from implementing price increases to offset raw material cost increases.

Chassis availability

Supreme generally does not purchase vehicle chassis for its inventory. Supreme accepts shipment of vehicle chassis owned by dealers or end-users, for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies which manufacture and/or deliver such chassis, Supreme’s level of manufacturing could be substantially reduced. The Company has established relationships with all major chassis manufacturers, and in the event of a disruption in supply from one manufacturer the Company would attempt to divert its demand to the other manufacturers. Approximately 30% of the chassis involved in Supreme’s manufacturing have been secured through converter pool agreements with three major chassis manufacturers that provide for truck chassis pools at each of Supreme’s manufacturing facilities.

Competition

The competitive nature of the specialized vehicle industry creates a number of challenges for the Company. Important factors include product pricing, quality of product, lead times, geographic proximity to customers and the ability to manufacture a product customized to customer specifications. Management believes that the Company has a competitive advantage in each of these areas due to its years of experience in the industry, established dealer/distributor relationships, strong relationships with chassis manufacturers and its nationwide presence. However, specialized vehicles are produced by a number of smaller, regional companies, which create product pricing pressures that could adversely impact the Company’s profits. Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies and shuttle buses, because such manufacturers’ highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized vehicles with various options and equipment.

Environmental and health and safety liabilities

Our operations are subject to a variety of federal, state, and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste, and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of our operations. However, since other companies are subject to similar regulations, such regulations are not believed to have an adverse effect on the Company’s competitive position.

Certain laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, have imposed strict and, under certain circumstances, joint and several liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites.

From time to time, we have received notices of noncompliance with respect to our operations. These have typically been resolved by investigating the alleged noncompliance and correcting any non compliant conditions. New environmental requirements, more aggressive enforcement of existing ones, or discovery of presently unknown conditions could require material expenditures or result in liabilities which could limit expansion or otherwise have a material adverse effect on our business, financial condition, and operating cash flows.

Possibility of material losses from product liability and warranty claims

We face an inherent risk of exposure to product liability claims if the use of our current and formally manufactured products result, or are alleged to result, in personal injury and/or property damage. If we manufacture a defective product, we may experience material product liability losses in the future. In addition, we may incur significant costs to defend product liability claims. We could also incur damages and significant costs in correcting any defects, lost sales, and suffer damage to our reputation. Our product liability insurance coverage may not be adequate for liabilities we could incur and may not continue to be available on terms acceptable to us.

We are also subject to product warranty claims in the ordinary course of our business. If we manufacture poor quality products or receive defective materials, we may incur unforeseen costs in excess of what we have reserved in our financial statements. These costs could have a material adverse affect on our business and operating cash flows.

We depend on the services of key management personnel, the loss of whom could materially harm us

Our ability to compete successfully and implement our business strategy depends on the efforts of our senior management personnel. The loss of the services of any one or more of these individuals could have a material adverse effect on our business. We do not maintain key-man life insurance policies on any of our executives. If we were unable to attract qualified personnel to our management, our existing management resources could become strained which would harm our business and our ability to implement our strategies.

Price volatility and low trading volumes

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes. Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall. Our high and low sales prices for the twelve months period ended December 31, 2005, were $9.56 and $5.90, respectively. Our Class A Common Stock is listed on the American Stock Exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other public-traded securities. For example, during the twelve months period ended December 31, 2005, our daily trading volume has been as low as zero. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our Common Stock, and they may control our business and affairs.

Our officers and directors as a group beneficially own approximately 33.2% of our Class A Common Stock and 90.9% of our Class B Common Stock. As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Split classes of stock make it difficult for a third party to acquire the company

Our outstanding Common Stock is split into two classes. The Class A Common Stock is listed on the American Stock Exchange, and the holders thereof are entitled to elect three members of the Company’s Board of Directors. The majority (90.9%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining six members of the Company’s Board of Directors. The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for you to receive any related take-over premium for your shares (unless the controlling group approves the acquisition).

(See other risk factors listed under the following captions:  Critical Accounting Policies and Estimates, Forward-Looking Statements, and Control Risks)

ITEM 1B.              UNRESOLVED STAFF COMMENTS.

None

ITEM 2.                 PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Registrant as of December 31, 2005.

	Square Footage	Owned or Leased	Operating Segment
Manufacturing of Products
Jonestown, Pennsylvania	429,376	Owned	Specialized Vehicles
Goshen, Indiana	287,796	Leased	Specialized Vehicles
Goshen, Indiana	194,739	Owned	Specialized Vehicles
Cleburne, Texas	175,235	Owned	Specialized Vehicles
Woodburn, Oregon	131,160	Owned	Specialized Vehicles
Griffin, Georgia	105,379	Leased	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
Griffin, Georgia	86,400	Owned	Specialized Vehicles
Cleburne, Texas	1,440	Leased	Specialized Vehicles
	1,514,725

Manufacturing of Component Parts
Goshen, Indiana	57,570	Owned	Fiberglass Products
Ligonier, Indiana	55,682	Owned	Fiberglass Products
	113,252

	Square Footage	Owned or Leased	Operating Segment

Distribution
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Houston, Texas	14,533	Owned	Specialized Vehicles
Streetsboro, Ohio	11,900	Owned	Specialized Vehicles
Denver, Colorado	11,575	Leased	Specialized Vehicles
Springfield, Ohio	11,200	Owned	Specialized Vehicles
Vallejo, California	8,540	Leased	Specialized Vehicles
San Antonio, Texas	7,000	Owned	Specialized Vehicles
Louisville, Kentucky	6,664	Owned	Specialized Vehicles
Apopka, Florida	5,200	Owned	Specialized Vehicles
St. Louis, Missouri	4,800	Owned	Specialized Vehicles
	101,412

Properties Held for Sale
Wilson, North Carolina (1)	113,694	Owned	Not Applicable
Jonestown, Pennsylvania (2)	78,477	Owned	Not Applicable
	192,171
Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable

Total square footage	1,947,560

(1)  During the third quarter of 2002, the Company ceased business operations at its facility in Wilson, North Carolina. Since then, the property has been, and continues to be, listed for sale; however, the Company has been unable to sell the property because of the economic conditions and excess building facilities in this region of the country.

(2)  During 2005, the Company relocated a portion of the business operations at its facility in Jonestown, Pennsylvania. The sale of this property is pending and the Company expects to record a small gain on sale in the 2006 operating results.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS). The number of record holders of the Class A Common Stock as of March 20, 2006 was approximately 289. Due to the number of shares held in nominee or street name, it is likely that there are more than 289 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $7.30 per share on the American Stock Exchange on March 20, 2006 on which date there were 10,585,826 shares of Class A Common Stock outstanding. High and low sales prices of the Class A Common Stock for the two-year period ended December 31, 2005 were:

	2005		2004
	High	Low	High	Low
1st Quarter	$7.25	$6.20	$7.80	$5.95
2nd Quarter	8.35	5.90	7.26	6.25
3rd Quarter	9.50	7.27	6.65	5.95
4th Quarter	9.56	7.35	6.81	5.90

All of the 2,109,133 outstanding shares of the Company’s Class B Common Stock were held by a total of 13 persons as of March 20, 2006. There is no established trading market for the Class B Common Stock. Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

The Board of Directors approved the following cash dividends on its outstanding Class A and Class B Common Stock during the years ended December 31, 2005 and December 25, 2004:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share

2004
January 23, 2004	February 6, 2004	February 16, 2004	$.030
April 29, 2004	May 10, 2004	May 17, 2004	$.035
July 20, 2004	August 2, 2004	August 9, 2004	$.035
October 21, 2004	November 1, 2004	November 8, 2004	$.035

2005
January 28, 2005	February 7, 2005	February 14, 2005	$.035
May 2, 2005	May 16, 2005	May 23, 2005	$.035
June 6, 2005	July 25, 2005	August 1, 2005	$.095
October 28, 2005	November 14, 2005	November 21, 2005	$.095

The Board of Directors has expressed its intentions to continue the $.095 per share quarterly cash dividend indefinitely, business conditions permitting.

ITEM 6.                  SELECTED FINANCIAL DATA.

	For Fiscal Years Ended
	2005	2004	2003	2002	2001
Consolidated Income Statement Data:
(in millions, except per share amounts)
Revenue	$342.1	$308.0	$226.9	$210.1	$226.7

Net income	8.3	4.7	4.6	3.6	4.9

Net income per share: (a)
Basic earnings per share	.67	.39	.39	.30	.41
Diluted earnings per share	.65	.38	.38	.30	.41

Cash dividends per common share	.26	.135	.025	—	—

Consolidated Balance Sheet Data:
(in millions)

Working capital	$60.8	$50.9	$42.9	$29.3	$29.4

Total assets	137.4	129.2	106.3	87.9	91.6

Long-term debt (excluding current maturities)	31.4	28.8	17.4	7.4	13.1

Stockholders’ equity	75.2	67.6	63.6	59.0	55.1

(a)  All per share amounts have been adjusted for the common stock dividend paid on October 16, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of 2005 with 2004

Revenue (includes net sales and other income)

Net sales for the year ended December 31, 2005 increased $34.0 million, or 11.1%, to $341.3 million compared to $307.3 for the year ended December 25, 2004. The increase in net sales was primarily attributable to selling price increases implemented in 2004 and 2005. These selling price increases were implemented in an effort to combat escalating raw material costs. Prior to these increases, the Company had not had a price increase since June 2000. Net sales for our core dry freight product line increased 9.5%, including an increase in shipments to our major fleet customers of 19%. Additionally, net sales of our bus division increased 19% and our armored division net sales increased 46%. Our sales backlog was a strong $90.3 million at December 31, 2005 slightly higher than the $89.1 million backlog at December 25, 2004.

Other income for the year ended December 31, 2005 increased to $.8 million from $.6 million for the year ended December 25, 2004. Other income consists of interest income, rental income, gain on sale of assets and other miscellaneous income received by the Company through its various business activities.

Cost of sales and gross profit

Gross profit increased by $10.3 million, or 33.4%, to $41.1 million (12.1% of net sales) for the year ended December 31, 2005 compared to $30.8 million (10.0% of net sales) for the year ended December 25, 2004. The following table presents the components of cost of sales as a percentage of net sales and the changes from year-to-year:

			Percent
	2005	2004	Change
Material	56.6%	57.6%	-1.0%
Direct labor	14.0	15.0	-1.0
Overhead	14.5	14.3	0.2
Delivery	2.8	3.1	-0.3

Cost of sales	87.9%	90.0%	-2.1%

Gross profit	12.1%	10.0%	2.1%

Material - Material cost as a percentage of net sales was 56.6% in 2005 compared to 57.6% in 2004. During 2005, our raw material costs stabilized from the volatile commodity cost environment of 2004, and consequently, our 2005 material cost as a percentage of net sales benefited from the selling price increases we implemented. We continue to closely monitor our major commodities costs and are particularly concerned with the future cost of aluminum and the future cost and availability of hardwood flooring. Communication with key suppliers is ongoing, monitoring tools are in place and strategies to mitigate cost and availability issues are at the forefront of our planning activities.

Due to the complexity of our manufacturing processes and diverse product line, Supreme has historically recorded both favorable and unfavorable annual physical inventory adjustments. To a large degree, this situation relates to Supreme’s commitment to provide a high level of product customization through engineering and design in order to meet the particular and unique transportation needs of our customers. The 2005 physical inventory adjustments were a net unfavorable adjustment in the third quarter of $1.1 million and a net favorable adjustment in the fourth quarter of $.2 million. For 2006, management has scheduled periodic physical inventories to provide analyses of improved reporting procedures and their related effect on inventories. These more frequent physical inventories, combined with other initiatives relating to improved practices, should enable Supreme to reduce the physical inventory adjustments and obtain this information on a more timely basis.

Direct Labor - Direct labor as a percentage of net sales was 14.0% in 2005 compared to 15.0% in 2004. Our direct labor percentage benefited from the selling price increases and also improved as a result of incremental net sales to our large fleet customers. These large orders of standardized units create labor efficiencies that are not attainable with our customized retail units.

Overhead - Overhead as a percentage of net sales was 14.5% in 2005 compared to 14.3% in 2004. Despite the higher net sales experienced in 2005, the Company was not able to achieve a lower overhead rate as a percentage of net sales principally due to increased amounts of group health insurance claim costs. These costs increased $2.6 million, or 103.4%, year-over-year. The Company is introducing wellness programs to its employees and is making design changes to its group health plan in an effort to control future claim costs.

Delivery - Delivery expense as a percentage of net sales was 2.8% compared to 3.1% in 2004. Delivery expenses remained relatively flat as the Company utilized more cost effective outside delivery methods versus using its employees and owned equipment to deliver units.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $2.8 million, or 11.5%, to $27.1 million (8.0% of net sales) for the year ended December 31, 2005 from $24.3 million (7.9% of net sales) for the year ended December 25, 2004. The following table presents selling and G&A expenses as a percentage of net sales and the changes from year-to-year:

			Percent
	2005	2004	Change
Selling expenses	3.0%	3.1%	-0.1%
G&A expenses	5.0	4.8	0.2

Total	8.0%	7.9%	0.1%

Selling expenses - Selling expenses increased by $.5 million, or 5.2%, to $10.1 million for the year ended December 31, 2005 from $9.6 million for the year ended December 25, 2004. The higher selling expenses related primarily to a reduction in cooperative marketing funds the Company receives from chassis manufacturers. These funds, determined solely by programs established by the chassis manufacturers, have historically been used to offset marketing and promotional expenses. To a lesser extent, selling expenses were higher due to compensation-related costs associated with the increase in net sales.

General and administrative expenses - General and administrative expenses increased by $2.3 million, or 15.6%, to $17.0 million for the year ended December 31, 2005 from $14.7 million for the year ended December 25, 2004. The increase in general and administrative expenses was primarily associated with the increase in incentive pay tied directly to the increase in pretax income.

Interest expense

Interest expense increased by $1.1 million, or 110.0%, to $2.1 million (.6% of net sales) for the year ended December 31, 2005 from $1.0 million (.3% of net sales) for the year ended December 25, 2004. The increase in interest expense resulted from higher levels of borrowings against the Company’s revolving line of credit and higher short-term interest rates. The additional borrowings were utilized to finance strategic plant expansions and additional levels of working capital. In June 2005, the Company entered into a derivative swap agreement in an effort to mitigate the effect of the rising interest rate environment. The swap agreement exchanges the debt obligation’s floating rate for fixed interest payments.

Income taxes

The Company’s effective income tax rate was 34.2% for 2005 compared to 22.2% for 2004. The 2005 rate was favorably impacted by tax-exempt underwriting income of our wholly-owned small captive insurance subsidiary and by the additional tax deduction allowed manufacturer’s under the 2004 American Jobs Creation Act and certain tax credits. The 2004 rate was favorably impacted by research and development tax credits claimed on amended tax filings and the reversal of tax reserves no longer required. The Company expects its 2006 effective rate to approximate 36.0%.

Net income and earnings per share

Net income increased by $3.6 million, or 76.6%, to $8.3 million (2.4% of net sales) for the year ended December 31, 2005 from $4.7 million (1.5% of net sales) for the year ended December 25, 2004.

Basic earnings increased $.28 cents per share, or 71.8%, to $.67 cents per share for the year ended December 31, 2005 from $.39 cents per share for the year ended December 25, 2004.

Diluted earnings increased $.27 cents per share, or 71.1%, to $.65 cents per share for the year ended December 31, 2005 from $.38 cents per share for the year ended December 25, 2004.

Liquidity and Capital Resources

Cash generated from operations and borrowings from the Company’s revolving line of credit were the major sources of cash flows during 2005. The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.

Operating activities

Operating activities generated cash of $4.9 million in 2005 compared to $3.2 million in 2004. Net income was the largest source of cash generated from operations in 2005. Working capital increased $9.9 million during 2005, principally due to higher levels of inventories. The inventories increased as a result of higher cost of raw materials, higher levels of finished goods related to the pre-building of large fleet orders to avoid the necessity of a second shift to meet demand, and higher levels of purchased chassis in our bus and armored divisions.

Investing activities

Investing activities used $6.8 million of cash in 2005 compared to $10.9 million in 2004. Major capital expenditures in 2005 related to additional plant expansions at our Georgia, Pennsylvania and Texas locations. Also, the Company purchased a storage facility adjacent to its fiberglass reinforced plywood operations in Indiana. This acquisition replaced a previously leased facility. The Company intends to have lower levels of additions to property, plant and equipment in 2006 as compared to 2005, however, we will consider strategic acquisitions should they present themselves.

Financing activities

Financing activities provided cash of $1.7 million in 2005 compared to $9.4 million in 2004. The lower level of financing activity occurred primarily as a result of the $5.4 million reduction in capital expenditures in 2005 as compared to 2004, combined with the increased operating income. The Company paid cash dividends of $3.3 million in 2005 compared to $1.6 million in 2004. Our board of directors approved an increase from $.035 per share to $.095 per share beginning with the third quarter 2005 dividend. Business conditions permitting, the quarterly cash dividend will remain at $.095 per share during 2006 which will approximate $4.8 million of cash dividends to be paid to our shareholders. The Company received proceeds from stock option exercises of $2.2 million during 2005 as compared to $.5 million received in 2004.

The Company’s credit agreement was amended in September 2005 to delete negative covenants related to the declaration or authorization of dividends and the entering into or the assumption of operating lease obligations. The amendment also included more favorable performance pricing based on the Company’s strong balance sheet. All borrowings under the revolving line of credit remain unsecured.

During 2005, the Company obtained financing for the acquisition of real estate and equipment for its new facility adjacent to our existing facility in Pennsylvania. The funds borrowed totaled $2.3 million at a fixed rate of 2.5%. These funds were obtained through a job creation and retention program created as a part of the Governor of Pennsylvania’s economic stimulus program.

Comparison of 2004 with 2003

Revenue includes net sales and other income. Net sales for the year ended December 25, 2004 were $307.3 million, an increase of $82.4 million over the $224.9 million for the year ended December 27, 2003. All of the Company’s major product lines increased over the levels experienced in 2003. The largest increase in net sales was in the Company’s dry freight product line which grew $61.6 million over 2003. The balance of the increase in net sales was spread over its remaining product lines. The opening of the Company’s Northwest production facility in Oregon during 2004 contributed $9.9 million to the increase in net sales, primarily in the dry freight area.

The improved market conditions experienced in the fourth quarter of 2003 carried over into 2004. On a unit basis, new orders increased approximately 52%, and backlog grew to a record $89.1 million. While the Company implemented several price increases during 2004, these price increases only impacted revenues by an estimated 3 to 4% due to the Company’s significant backlog and policy of honoring quotes outstanding at the time of the increase.

Other income decreased $1.4 million to $.6 million in 2004 from $2.0 million in 2003. Gains on sale of property, plant and equipment were $87,000 in 2004 compared to $1.1 million in 2003 and this accounted for most of the decrease in other income. The $1.1 million of gains in 2003 was principally attributable to the sale of two buildings no longer used in the business operations.

Gross profit as a percentage of net sales declined 2.7% in 2004 to 10.0% from 12.7% in 2003. The startup and training costs of approximately $1.5 million at the Company’s new Oregon manufacturing facility impacted 2004 margins; however, the most significant cause for the decrease in gross profit was the unprecedented rise in the Company’s raw material costs. The following table presents the components of cost of sales as a percentage of net sales and their change from year-to-year:

			Percent
	2004	2003	Change
Material	57.6%	53.9%	3.7%
Direct labor	15.0	14.8	0.2
Overhead	14.3	15.4	-1.1
Delivery	3.1	3.2	-0.1

Cost of sales	90.0%	87.3%	2.7%

Gross profit	10.0%	12.7%	-2.7%

The Company experienced rapidly escalating raw material costs throughout 2004. The most significant increases were encountered in the Company’s steel purchases which aggregate approximately 20% of total raw material purchases. Steel costs, on average, increased approximately 71% during 2004 from the levels paid during 2003. Cost of all other major raw material items also increased significantly in 2004 from the levels experienced in 2003. Cost of resins and gelcoats used in the Company’s composites products increased 58% and 21%, respectively. Plywood costs spiked as high as 31%, but leveled off at 19% over prices paid in 2003. Other items experiencing cost increases as compared with 2003 were flooring at 10% and aluminum at 8 to 9%.

At the end of 2004, the Company’s major suppliers were indicating that they did not see an end to escalating raw material costs. Raw materials anticipated to be most affected in 2005 were steel, resins and gelcoats. The Company seeks to purchase its raw material requirements at the best terms and prices possible and continues to expand vendor relationships both domestically and internationally.

The slight increase in direct labor of .2% was attributed primarily to startup and training costs at the Company’s bus operation in California, its new Oregon facility and, to a lesser extent, the Armored plant startup in Texas.

Both overhead and delivery expenses improved as a percentage of net sales in 2004 when compared to 2003. The improvement in overhead was due to the fixed nature of certain expenses that do not fluctuate when volume changes. The Company has been unfavorably impacted since 2000 by rising overhead expenses that the Company has been unable to pass on due to competitive market conditions. The categories that have felt the most pressure are commercial and general liability insurance, workers’ compensation insurance and group health insurance.

To improve gross profit and mitigate rising material costs, the Company implemented a series of price increases beginning March 2004. The most recent price increase was effective January 1, 2005. The cumulative effect of these price increases totaled approximately 20%. Product lines containing large amounts of steel and composite materials had price increases significantly above average. Prior to the March 2004 increases, the Company had not had a price increase since June 2000.

Industry practice is such that price increases take effect approximately 30 days after announcement. In addition, firm backlogged orders historically have been honored and not subject to price increases for either escalating material cost increases or otherwise. As a result of significant backlogs (approximately 70 to 90 days throughout the year), each of the price increases did not take effect for 4 to 6 months after announcement. Therefore, we estimate that approximately $11.4 million of material cost increases were not recovered through price increases in 2004. To help eliminate the effect of the above industry practices, the Company now makes its price increases effective immediately, while attempting to include escalation provisions in large fleet orders. With regard to dealer and direct non-fleet backlogged business, the Company evaluated various strategies for more post-order pricing flexibility. Changing historical industry practices is a long-term effort and therefore should material costs continue to escalate, there will continue to be a degree of material cost increase absorption due to the delay in effectiveness of price increases. In addition, competitive conditions in certain markets and products affect the net selling price the Company may realize and it is difficult to predict the effect our price increases may have on customer demand.

Selling, general and administrative expenses were $24.3 million or 7.9% of net sales in 2004 compared to $22.2 million or 9.9% of net sales in 2003. The largest component of selling, general and administrative expense was compensation-related expense which comprised approximately 72% and 71% of total selling, general and administrative expenses in 2004 and 2003, respectively. The dollar increase in 2004 related to additional commission expense on increased net sales, additional incentive programs that resulted in higher volume and investment in upgrading the Company’s sales literature. The Company benefited from cooperative marketing income in both 2004 and 2003 in approximately the same dollar amounts. These cooperative marketing funds, received from original equipment manufacturers (“OEM”), are used to offset marketing and promotional expenses for the Company’s products. There is no assurance that these programs will continue or that the Company will benefit from these programs as the OEM tend to reduce them as their business improves.

Interest expense increased $234,070 in 2004 to $1,016,732 from $782,662 in 2003. The increase in interest expense was primarily the result of gradually increasing interest rates and additional borrowings under the Company’s revolving credit agreement to fund increases in accounts receivable and inventories associated with substantially higher net sales throughout 2004.

The Company’s effective income tax rate was 22.2% for 2004 compared to 38.6% in 2003. The favorable rate reduction in 2004 resulted from federal and state research and development tax credits claimed on amended tax filings. Additionally, other tax reserves were credited to income as they were no longer required as the result of the favorable conclusion of tax audits or the expiration of the statute of limitations on open years (See Note 8 of the Notes to Consolidated Financial Statements).

Net income for 2004 was $4.7 million, or $.38 per diluted share compared to $4.6 million, or $.38 per diluted share in 2003. Net income was negatively impacted principally by raw material cost increases and positively impacted by the lower effective tax rate as previously discussed.

Contractual Obligations

Our fixed, noncancelable obligations as of December 31, 2005 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$33,194,459	$1,816,092	$27,900,811	$2,469,222	$1,008,334
Operating leases (b)	3,603,100	789,000	1,523,300	1,237,300	53,500
Total	$36,797,559	$2,605,092	$29,424,111	$3,706,522	$1,061,834

(a)          Amounts are included on the Consolidated Balance Sheets. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding operating leases.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. In management’s opinion, the Company’s critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance and accrued warranty.

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

Inventory Relief - For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material. Because of the customized nature of the Company’s products, it is difficult to place full reliance on the bills of material for accurate relief of inventories. Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments, which are based on estimates, are necessary in an effort to assure correct relief of inventories for products sold. The estimate calculations consider the customized nature of products, historical inventory relief percentages, scrap variances and other factors which could impact inventory relief. The accuracy of the inventory relief is not known until the annual physical inventories. In prior years, management had concluded that it is not practical to consider more frequent physical inventories because of the sales order backlog and the costs associated with ceasing production for the purpose of conducting physical inventories. During 2005, the Company’s annual physical inventories resulted in a net unfavorable adjustment of $1.1 million which was recorded in the third quarter. Subsequently, management has dedicated significant in-house resources refining bills of materials, improving cost accounting functions and instituting new inventory policies and procedures. In addition, management has implemented more frequent physical inventories and expects the new policies, procedures and frequent physical inventories will minimize favorable or unfavorable inventory and cost of sales adjustments.

Accrued Insurance - The Company has a self-insured retention against product liability claims with insurance coverage over and above the retention. The Company is also self-insured for a portion of its employee medical benefits and workers’ compensation. Product liability claims are routinely reviewed by the Company’s insurance carrier and management routinely reviews other self-insurance risks for purposes of establishing ultimate loss estimates. In addition, management must determine estimated liability for claims incurred but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future.

Effective January 1, 2005, the Company began utilizing its newly formed and wholly-owned small captive insurance company to insure certain of its business risks. Certain risks, previously self insured by the Company and its subsidiaries, are now insured by the captive insurance subsidiary. In addition, certain business risks not previously insured are now insured by the captive insurance subsidiary. Since the captive insurance company has not reinsured any of its coverages, the Company’s overall self insurance risk has not changed. The captive insurance subsidiary is expected to help the Company manage its risk exposures and under the Internal Revenue Code the net underwriting income of a small captive, as defined, is not taxable.

Accrued Warranty - The Company provides limited warranties for periods of up to five years from the date of retail sale. Estimated warranty costs are provided at the time of sale and are based upon historical experience.

Pending Accounting Pronouncements

See New Accounting Standards to be Adopted in Note 1 of Notes to Consolidated Financial Statements.

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company’s management with respect to future events. When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements. Such forward-looking statements are based on assumptions made by, and information currently available to, the Company’s management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company’s product is dependent, availability of raw materials, raw material cost increases and severe interest rate increases. Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products. The forward-looking statements contained herein reflect the current view of the Company’s management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

ITEM 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the cost of investing, financing and operating. The Company’s primary risk exposure results from changes in short-term interest rates. In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions. The Company’s revolving line of  credit is floating rate debt and bears interest at the bank’s prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company’s leverage ratio. At December 31, 2005, the Company was  party to an interest rate swap agreement dated July 28, 2005. The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss. The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense. The following is a summary of the interest rate swap agreement outstanding at December 31, 2005.

Notional Amount	Fixed Rate	Maturity
$15,000,000	4.71%	July 28, 2010

Based on the Company’s overall interest rate exposure at December 31, 2005, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 2005, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

1.	Financial Statements:

Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and December 25, 2004

Consolidated Statements of Income for the years ended December 31, 2005, December 25, 2004 and December 27, 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004 and December 27, 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, December 25, 2004 and December 27, 2003

All other schedules are omitted because they are not applicable.

3.	Supplementary Data

Quarterly Results (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Supreme Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and its subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule, Schedule II - Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and its subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/Crowe Chizek and Company LLC

South Bend, Indiana

January 27, 2006

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets

December 31, 2005 and December 25, 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,515,532	$1,736,483
Investments	1,168,922	—
Accounts receivable, net of allowance for doubtful accounts of $252,000 in 2005 and $296,000 in 2004	29,594,819	28,432,715
Refundable income taxes	904,291	1,246,500
Inventories	50,730,205	45,441,189
Property held for sale	1,877,234	—
Deferred income taxes	827,669	847,012
Other current assets	1,991,105	2,976,136
Total current assets	88,609,777	80,680,035

Property, plant and equipment, net	47,457,713	47,190,964

Intangible assets, net	—	30,066

Goodwill	735,014	735,014

Other assets	549,350	560,540
Total assets	$137,351,854	$129,196,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long–term debt	$1,816,092	$1,633,333
Trade accounts payable	15,675,073	18,717,757
Accrued wages and benefits	4,257,201	3,463,823
Accrued self insurance	2,664,746	2,939,224
Accrued warranty	1,385,000	1,209,344
Accrued income taxes	380,721	312,415
Other accrued liabilities	1,640,923	1,505,868
Total current liabilities	27,819,756	29,781,764

Long–term debt	31,378,367	28,766,667

Deferred income taxes	2,988,275	3,085,179
Total liabilities	62,186,398	61,633,610

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 20,000,000 shares, issued 13,041,826 shares in 2005 and 12,400,102 shares in 2004	1,304,183	1,240,010
Class B Common Stock, convertible into Class A Common Stock on a one—for—one basis, $.10 par value; authorized 5,000,000 shares, issued 2,109,133 shares in 2005 and 2004	210,913	210,913
Additional paid–in capital	65,259,480	62,293,094
Retained earnings	29,236,254	24,155,562
Treasury stock, Class A Common Stock, at cost, 2,462,496 shares in 2005 and 2,386,841 shares in 2004	(20,857,438)	(20,336,570)
Accumulated other comprehensive income	12,064	—
Total stockholders’ equity	75,165,456	67,563,009
Total liabilities and stockholders’ equity	$137,351,854	$129,196,619

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Income

for the years ended December 31, 2005, December 25, 2004 and December 27, 2003

	2005	2004	2003
Revenue:
Net sales	$341,252,852	$307,326,310	$224,853,226
Other income	806,005	636,145	2,022,954
	342,058,857	307,962,455	226,876,180

Costs and expenses:
Cost of sales	300,114,755	276,556,076	196,290,476
Selling, general and administrative	27,137,573	24,287,530	22,247,343
Interest	2,129,149	1,016,732	782,662
	329,381,477	301,860,338	219,320,481
Income before income taxes	12,677,380	6,102,117	7,555,699

Income taxes	4,336,000	1,354,000	2,914,000
Net income	$8,341,380	$4,748,117	$4,641,699

Earnings per share:
Basic	$.67	$.39	$.39
Diluted	.65	.38	.38

Shares used in the computation of earnings per share:
Basic	12,455,818	12,083,601	11,921,777
Diluted	12,835,405	12,477,333	12,139,590

Cash dividends per common share	$.26	$.135	$.025

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2005, December 25, 2004 and December 27, 2003

								Accumulated
								Other	Total
					Additional			Compre-	Stock-
	Class A Common Stock		Class B Common Stock		Paid-In	Retained	Treasury	hensive	holder’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 29, 2002	11,284,827	$1,128,483	1,917,394	$191,739	$55,861,169	$22,112,707	$(20,151,979)	$(129,769)	$59,012,323

Net income	—	—	—	—	—	4,641,699	—	—	4,641,699
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	111,699	111,699
Total comprehensive income									4,753,398
10% common stock dividend	891,634	89,163	191,739	19,174	5,308,529	(5,416,866)	—	—	—
Cash dividend ($.025 per share)	—	—	—	—	—	(298,094)	—	—	(298,094)
Exercise of stock options	74,508	7,451	—	—	278,482	—	—	—	285,933
Tax benefit of disqualifying stock option dispositions	—	—	—	—	74,000	—	—	—	74,000
Acquisition of 45,366 shares of treasury stock	—	—	—	—	—	—	(184,591)	—	(184,591)
Balance, December 27, 2003	12,250,969	1,225,097	2,109,133	210,913	61,522,180	21,039,446	(20,336,570)	(18,097)	63,642,969

Net income	—	—	—	—	—	4,748,117	—	—	4,748,117
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	18,097	18,097
Total comprehensive income income									4,766,214
Cash dividends ($.135 per share) share)	—	—	—	—	—	(1,632,001)	—	—	(1,632,001)
Exercise of stock options	149,133	14,913	—	—	577,731	—	—	—	592,644
Tax benefit of disqualifying stock option dispositions	—	—	—	—	193,183	—	—	—	193,183
Balance, December 25, 2004	12,400,102	1,240,010	2,109,133	210,913	62,293,094	24,155,562	(20,336,570)	—	67,563,009

Net income	—	—	—	—	—	8,341,380	—	—	8,341,380
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	22,166	22,166
Unrealized holding loss on
investments, net of tax	—	—	—	—	—	—	—	(10,102)	(10,102)
Total comprehensive income									8,353,444
Cash dividends ($.26 per share)	—	—	—	—	—	(3,260,688)	—	—	(3,260,688)
Exercise of stock options	641,724	64,173	—	—	2,706,286	—	(520,868)	—	2,249,591
Tax benefit of disqualifying stock option dispositions	—	—	—	—	260,100	—	—	—	260,100

Balance, December 31, 2005	13,041,826	$1,304,183	2,109,133	$210,913	$65,259,480	$29,236,254	$(20,857,438)	$12,064	$75,165,456

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31, 2005, December 25, 2004 and December 27, 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$8,341,380	$4,748,117	$4,641,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,129,376	3,537,796	3,366,764
Impairment charge	—	—	497,406
Amortization of intangibles	30,066	51,542	51,542
Provision for losses on doubtful receivables receivables	33,902	54,152	25,983
Deferred income taxes	(13,000)	796,000	565,000
Tax benefit of disqualifying stock optiondispositions	260,100	193,183	74,000
Gain on sale of property, plant and equipment	(6,199)	(86,946)	(1,084,868)
Changes in operating assets and liabilities:
Accounts receivable	(1,196,006)	(4,342,116)	(4,923,856)
Inventories	(5,289,016)	(9,244,786)	(12,397,115)
Other current assets	727,240	(596,506)	(261,165)
Trade accounts payable	(3,042,684)	8,265,577	3,652,015
Other current liabilities	916,165	(216,417)	2,100,683

Net cash provided by (used in) operating activities	4,891,324	3,159,596	(3,691,912)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	87,362	438,694	2,276,274
Additions to property, plant and equipment	(6,354,522)	(11,775,607)	(5,823,006)
Purchases of investments	(1,185,224)	—	—
Decrease in restricted cash deposit	600,000	400,000	—
Decrease (increase) in other assets	44,856	39,301	(414,679)

Net cash used in investing activities	(6,807,528)	(10,897,612)	(3,961,411)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long—term debt	114,267,879	139,580,529	93,148,890
Repayments of revolving line of credit and other long—term debt	(111,473,420)	(129,105,231)	(85,251,160)
Payment of cash dividends	(3,260,688)	(1,632,001)	(298,094)
Proceeds from exercise of stock options	2,161,482	524,948	231,634
Acquisition of treasury stock	—	—	(184,591)

Net cash provided by financing activities	1,695,253	9,368,245	7,646,679

Change in cash and cash equivalents	(220,951)	1,630,229	(6,644)

Cash and cash equivalents, beginning of year	1,736,483	106,254	112,898

Cash and cash equivalents, end of year	$1,515,532	$1,736,483	$106,254

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,125,857	$930,438	$798,935
Income taxes	3,748,145	1,290,970	2,126,821

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

1.          NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the “Company”) manufacture specialized truck bodies that are mounted on new truck chassis produced by others. The Company’s truck body products include cutaway and dry freight van bodies, refrigerated units, stake bodies and other specialized vehicles, including shuttle buses. At December 31, 2005, the Company had 18 manufacturing, distribution and supply facilities. The Company’s customers are located principally in the United States of America.

The following is a summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Supreme Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December. The fiscal year ended December 31, 2005 contained 53 weeks while the fiscal years ended December 25, 2004  and December 27, 2003 each contained 52 weeks.

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

Revenue Recognition - The production of specialized truck bodies and shuttle buses starts when an order is received from the customer and revenue is recognized when the unit is shipped to the customer. Revenue on certain customer requested bill and hold transactions is recognized subsequent to when the customer is notified that the product(s) have been completed according to customer specifications, have passed all of the Company’s quality control inspections and are ready for delivery based upon established delivery terms. These transactions meet the requirements for bill and hold accounting under Securities and Exchange Commission Staff Accounting Bulletin Topic 13, “Revenue Recognition.”

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

Advertising - The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 were $255,301, $280,996 and $467,813, respectively.

Financial Instruments and Fair Values - The Company has utilized interest rate swap agreements to reduce the impact of changes in interest rates on certain of its floating rate debt. The swap agreements are contracts to exchange the debt obligation’s LIBOR floating rate (exclusive of the applicable spread) for fixed rate interest payments over the term of the swap agreement without exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure of credit loss. The differential paid or received under interest rate swap agreements is recognized as an adjustment to interest expense.

At December 31, 2005, the Company had an interest rate swap agreement outstanding with a notional amount of $15,000,000. The interest rate swap agreement provides a 4.71% fixed interest rate and matures on July 28, 2010. There were no interest rate swap agreements outstanding at December 25, 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swap agreement is designated and qualified as a cash flow hedging instrument. It is fully effective, resulting in no net gain or loss recorded in the consolidated statements of income. The fair value of the contract at December 31, 2005 was a $33,666 asset and under SFAS No. 133 changes in fair value of the financial instrument, net of applicable income taxes, are adjusted through accumulated other comprehensive income.

The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 31, 2005 and December 25, 2004 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2005 and December 25, 2004, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. During 2002, the Company made a $1.0 million interest bearing cash deposit to secure the payment of amounts due under certain insurance policies. The deposit was refunded to the Company during 2004 and 2005. The deposit of $600,000 was included in other current assets at December 25, 2004.

Investments - The Company accounts for its investments in debt and equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Dividend and interest income are accrued as earned. The Company reviews its investments quarterly for declines in market value that are other than temporary.

Accounts Receivable - The Company accounts for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. The Company does not accrue interest on any of its trade receivables.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is determined by management based on the Company’s historical losses, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

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

Property Held for Sale - During 2002, the Company ceased business operations at its North Carolina manufacturing facility and reclassified this facility to property held for sale. The closing of the facility did not result in discontinued operations because the operations and cash flows of the facility were absorbed by the Company’s other locations. In the fourth quarter of 2003, the Company recognized an impairment loss of $497,406 as it lowered the sales price of the property. In the fourth quarter of 2004, the Company reclassified this asset to property, plant and equipment and resumed depreciation. Although the property continues to be listed for sale, the economic conditions in the region where this building is located has created difficulty in selling this property and prompted the reclassification. At December 31, 2005, the carrying value of this property is $1,794,000 and management is of the opinion that no additional impairment charge is required.

During 2005, the Company relocated a portion of the business operations of its Pennsylvania manufacturing facility to a new facility and committed to a plan to sell the former facility. At December 31, 2005, the net carrying value of $1,877,234 is recorded as property held for sale. The sale of this property is pending and the Company expects to record a small gain on sale in the 2006 operating results.

Intangible Assets - At December 31, 2004, intangible assets subject to amortization consisted of favorable lease agreements with a cost of $1,048,167 less accumulated amortization of $1,018,101. The favorable leases were being amortized using the straight-line method over the twenty-five year term of the lease which included renewal terms and the asset became fully amortized during 2005. Amortization expense for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 was $30,066, $51,542 and $51,542, respectively.

Goodwill - The carrying value of goodwill at December 31, 2005 and December 25, 2004 aggregates $735,014. The Company accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of  SFAS No. 142, goodwill is no longer amortized. SFAS No. 142 requires the Company to test goodwill for impairment at least annually at the reporting unit level. At December 31, 2005 and 2004, management determined there was no impairment of goodwill.

Evaluation of Impairment of Long-Lived Assets - In accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,”  the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets.

Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and, accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

On August 4, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of all outstanding stock options which were unvested at December 31, 2005. Under the provisions of APB No. 25, there was no compensation expense relating to accelerating the vesting of these options. As a result of the Board’s action, stock options to purchase 430,831 shares of the Company’s common stock became exercisable effective December 31, 2005. The pro forma disclosure below reflects recognition of the remaining pro forma expense related to these options.

The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	2005	2004	2003
Net income, as reported	$8,341,380	$4,748,117	$4,641,699
Add: Stock-based compensation expense included in reported net income, net of tax	—	—	50,706
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(1,000,556)	(436,009)	(381,782)

Pro forma net income	$7,340,824	$4,312,108	$4,310,623

Basic earnings per share, as reported	$.67	$ . 39	$.39
Pro forma basic earnings per share	.59	. 36.36

Diluted earnings per share, as reported	.65	. 38.38
Pro forma diluted earnings per share	.57	. 35.36

The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk free interest rate	3.73%	(a)	2.6%
Expected life	5 years	(a)	5 years
Expected volatility	36.1%	(a)	37.2%
Expected dividends	5.71%	(a)	—

(a)  There were no grants of options made by the Company during 2004.

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale. Estimated warranty costs are provided at the time of sale and are based upon historical experience. Warranty activity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 is as follows:

	2005	2004	2003
Accrued warranty, beginning of year	$1,209,344	$1,059,000	$1,000,000
Warranty expense	1,821,765	1,485,504	1,129,671
Warranty claims paid	(1,646,109)	(1,335,160)	(1,070,671)
Accrued warranty, end of year	$1,385,000	$1,209,344	$1,059,000

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

Comprehensive Income - Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is comprised of unrealized gain on hedge activity and unrealized losses on available-for-sale securities, net of tax.

Segment Information - The Company’s principal business is manufacturing specialized vehicles. Management has not separately organized the business beyond specialized vehicles and vertically integrated fiberglass manufacturing processes. The vertically integrated fiberglass manufacturing subsidiary constitutes a segment by definition of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information;” however, this segment does not meet the quantitative thresholds for separate disclosure as set forth in this statement. The vertically integrated fiberglass manufacturing subsidiary’s revenues are less than 10 percent of consolidated revenues, the absolute amount of its reported income is less than 10 percent of the absolute amount of consolidated net income, and finally, its assets are less than 10 percent of consolidated assets.

Net sales consist of the following:

	2005	2004	2003
Specialized vehicles	$332,879,565	$297,992,286	$216,076,110
Fiberglass manufacturing	8,373,287	9,334,024	8,777,116
Net sales	$341,252,852	$307,326,310	$224,853,226

Reclassifications - Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no effect on stockholders’ equity or net income as previously reported.

New Accounting Standards to be Adopted - Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payments,” which applies to awards granted, modified, repurchased or canceled after the effective date as well as awards that are unvested at the effective date and includes, among other things, the requirements to expense the fair value of stock options. As previously noted, all outstanding stock options became fully vested December 31, 2005 and will result in no future compensation expense unless modified, repurchased or canceled.

2.          INVESTMENTS.

At December 31, 2005, investment securities consisted of the following:

		Unrealized	Fair
	Cost	Losses	Value
Intermediate bond fund	$1,185,224	$(16,302)	$1,168,922

There were no sales of securities during the year end December 31, 2005. Investment income (included in other income) consisted of dividend income and was $22,224 for the year ended December 31, 2005.

3.          INVENTORIES.

Inventories consist of the following:

	2005	2004
Raw materials	$28,160,860	$26,390,350
Work-in-progress	8,880,436	9,795,961
Finished goods	13,688,909	9,254,878

Total	$50,730,205	$45,441,189

4.          PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consists of the following:

	2005	2004
Land and improvements	$10,258,792	$10,077,891
Buildings and improvements	27,428,748	26,822,694
Leasehold improvements	7,239,733	7,352,740
Machinery and equipment	41,874,081	39,942,652
	86,801,354	84,195,977
Less, Accumulated depreciation and amortization	39,343,641	37,005,013

Property, plant and equipment, net	$47,457,713	$47,190,964

During 2003, the Company sold two buildings and recognized aggregate gains of $1,084,868 (included in other income in the consolidated statement of income).

5.          LONG-TERM DEBT.

Long-term debt consists of the following:

	2005	2004
Revolving line of credit	$25,432,565	$23,200,000

Term note payable in quarterly installments of $300,000 plus interest at LIBOR plus certain basis points determined by the Company’s leverage ratio (effective rate of 5.66% and 4.16% at December 31, 2005 and December 25, 2004, respectively), with final maturity in August 2007	2,200,000	3,400,000

Obligations under industrial development revenue bonds, variable rates, with maturities in August 2010 and April 2015, collateralized by real estate	3,375,000	3,800,000

Mortgage note, payable in monthly installments including interest at a fixed rate of 2.5%, with final maturity in October 2010, collateralized by a real estate mortgage	1,734,587	—

Term loan, payable in monthly installments including interest at a fixed rate of 2.5%, with final maturity in October 2010, collateralized by specific equipment	452,307	—

Total	33,194,459	30,400,000

Less, Current maturities	1,816,092	1,633,333

Long-term debt	$31,378,367	$28,766,667

The revolving line of credit, term note and a letter of credit facility are part of a Credit Agreement dated January 5, 2004 and as amended through September 22, 2005 (the “Credit Agreement”). All borrowings under the Credit Agreement are unsecured. The Credit Agreement provides for a revolving line of credit facility, as defined, up to $30 million and increasing to $40 million during the period each year from January 1 to June 30. Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined (effective rate of 5.85% and 4.13% at December 31, 2005 and December 25, 2004, respectively). The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit. Checks outstanding in excess of bank balances were $4,032,565 at December 31, 2005 (none at December 25, 2004). The revolving line of credit also requires a quarterly commitment fee ranging from 1/8% to 1/4% per annum depending on the Company’s financial ratios and based upon the average daily unused portion. Any amounts outstanding under the revolving line of credit will be due at maturity, June 30, 2008.

Outstanding letters of credit, which reduce availability under the credit facility, aggregated $3.1 million and $2.8 million at December 31, 2005 and December 25, 2004, respectively. Under separate agreements, at December 31, 2005 the Company had outstanding $3.4 million ($3.8 million at December 25, 2004) of irrevocable letters of credit in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

The Credit Agreement contains, among other matters, certain restrictive covenants including required financial ratios.

Maturities of long-term debt for each of the next five years are as follows:  2006 - $1,816,092; 2007 - $1,764,221; 2008 - $26,136,590; 2009 - $777,327 and 2010 - $1,691,895.

6.          RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service. The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match thirty percent of employee’s contributions up to seven percent of the employee’s compensation. The Board of Directors may increase or decrease the Company’s contribution on a year-to-year basis. Expense  related to this plan was $612,145, $570,721 and $479,144 for the fiscal years ended 2005, 2004 and 2003, respectively.

7.          STOCKHOLDERS’ EQUITY.

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

Stock Options

On October 29, 1998, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 1998 Stock Option Plan under which 869,087 shares of Class A Common Stock were reserved for grant. On January 31, 2001, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2001 Stock Option Plan under which 825,000 shares of Class A Common Stock were reserved for grant. On January 23, 2004, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2004 Stock Option Plan under which 600,000 shares of Class A Common Stock were reserved for grant. Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. On August 4, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of all outstanding stock options which were unvested at December 31, 2005. Under the provisions of APB No. 25, there was no compensation expense related to the acceleration of these options. As a result of the Board’s action, stock options to purchase 430,831 shares of the Company’s common stock became exercisable effective December 31, 2005. Options granted under the stock option plans expire five years after the date of grant.

The following table summarizes stock option activity:

	Number of Shares	Weighted - Average Exercise Price
Outstanding, December 29, 2002	1,333,172	$4.59

Granted	368,500	4.54
Exercised	(74,508)	3.11
Expired or canceled	(294,417)	6.10

Outstanding, December 27, 2003	1,332,747	4.36

Exercised	(149,133)	3.52

Outstanding, December 25, 2004	1,183,614	4.47

Granted	395,655	6.77
Exercised	(641,724)	4.18
Expired or canceled	(15,722)	4.87

Outstanding, December 31, 2005	921,823	5.67

In connection with the exercise of certain stock options in 2005, three officers and directors exchanged 75,655 shares of Class A Common Stock owned by these officers and directors as consideration for their exercise of 129,525 stock options and received 75,655 new stock options pursuant to the reload feature included in the stock option plan. This exercise of stock options and the related issuance of shares of Class A Common Stock in exchange for the 75,655 shares of Class A Common Stock, with a fair market value of $520,868, was a noncash financing activity in 2005.

As of December 31, 2005, 436,211 shares were reserved for the granting of future stock options compared to 816,144 shares at December 25, 2004.

Options outstanding at December 31, 2005 have a weighted-average remaining contractual life of 2.99 years. Information about stock options outstanding and exercisable at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price
$ 5.09 - $5.60	231,000	1.33 years	$5.16	231,000	$5.16
3.78	3,667	1.79 years	3.78	3,667	3.78
4.50 - 4.95	291,501	2.35 years	4.54	291,501	4.54
6.05-6.66	53,406	4.30 years	6.35	53,406	6.35
6.84	25,000	4.34 years	6.84	25,000	6.84
6.65-7.32	295,000	4.43 years	6.71	295,000	6.71
8.87-9.76	22,249	4.82 years	9.34	22,249	9.34
	921,823			921,823	5.67

At December 25, 2004 and December 27, 2003, there were exercisable options outstanding to purchase 848,106 and 734,157 shares at weighted-average exercise prices of $4.36 and $4.12, respectively.

The weighted-average grant-date fair values of options granted during the year ended December 31, 2005 was $1.40. There were no options granted during 2004.

8.         INCOME TAXES.

Income taxes consist of the following:

	2005	2004	2003
Federal:
Current	$3,617,000	$1,056,000	$2,090,000
Deferred	(11,000)	708,000	444,000
	3,606,000	1,764,000	2,534,000

State:
Current	732,000	(498,000)	259,000
Deferred	(2,000)	88,000	121,000
	730,000	(410,000)	380,000
Total	$4,336,000	$1,354,000	$2,914,000

The deferred tax assets and the deferred tax liabilities were as follows:

	2005	2004
Deferred tax assets:
Receivables	$97,020	$113,960
Inventories	347,712	368,315
Accrued liabilities	1,263,754	1,261,190
Other	76,061	—
Total deferred tax assets	1,784,547	1,743,465

Deferred tax liabilities:
Depreciation	(2,976,775)	(3,085,179)
Prepaids and other	(956,878)	(896,453)
Unrealized hedge gain	(11,500)	—
Total deferred tax liabilities	(3,945,153)	(3,981,632)

Net deferred income tax liabilities	$(2,160,606)	$(2,238,167)

Presented in the consolidated balance sheets as:
Current deferred tax assets	$827,669	$847,012
Long-term deferred tax liabilities	(2,988,275)	(3,085,179)
	$(2,160,606)	$(2,238,167)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (35% in 2005 and 34% in 2004 and 2003) to income before income taxes is as follows:

	2005	2004	2003
Income taxes at statutory rate	$4,437,100	$2,074,700	$2,568,900
State income taxes, net of federal tax effect	474,500	(270,600)	250,800
Manufacturer’s deduction	(105,000)	—	—
Tax-exempt underwriting income of wholly- owned small captive insurance subsidiary	(359,600)	—	—
Research and development tax credits	(26,000)	(282,600)	—
Tax benefit, reversal of reserves	—	(307,600)	—
Other, net	(85,000)	140,100	94,300
Total	$4,336,000	$1,354,000	$2,914,000

For the year ended December 25, 2004, the effective federal tax rate was favorably impacted by the recognition of $256,600 of research and development tax credits resulting from the filing of amended federal income tax returns for the years 2000 - 2003, current year’s research and development tax credits of $26,000, and the reversal of $307,600 of federal tax reserves established in prior years and credited to income in 2004 as the reserves were no longer required as a result of favorable tax audits or the expiration of the statute of limitations. For the year ended December 25, 2004, the effective state tax rate was favorably affected by the recognition of $166,200 of state research and development tax credits for the years 1998-2003. In addition, the 2004 effective state tax rate was favorably affected by the release of certain reserves for state income taxes which were no longer required based on satisfactory completion of certain state tax audits.

9.         COMMITMENTS AND CONTINGENCIES.

Lease Commitments and Related Party Transactions

The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from February 2006 through July 2011. Certain of the lease agreements are with related parties for which related party rent expense was $759,678, $711,030 and $731,306 for the fiscal years ended 2005, 2004 and 2003, respectively.

Rent expense under all operating leases aggregated $998,156, $922,418 and $937,449 for the fiscal years ended 2005, 2004 and 2003, respectively.

At December 31, 2005, future minimum rental payments under noncancelable operating leases aggregated $3,603,100 and are payable as follows:  2006 - $789,000; 2007 - $762,100; 2008 - $761,200; 2009 - $757,300; 2010 - $480,000 and thereafter $53,500.

In addition to the above related party lease transactions, the Company purchases delivery services from a company owned by an officer/director of the Company. Related party purchased delivery services aggregated $3,690,777, $3,219,454 and $3,089,983 for the fiscal years ended 2005, 2004 and 2003, respectively. Amounts due to related parties, included in accounts payable, aggregated $89,133 and  $129,968 as of December 31, 2005 and December 25 2004, respectively.

Consigned Inventories

The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturer under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities under the conditions that the Company will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance charge on the chassis. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statements of income, aggregated $466,392, $250,472 and $276,595 for the fiscal years ended 2005, 2004 and 2003, respectively. At December 31, 2005 and December 25, 2004, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $48.3 million and $60.0 million, respectively. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Self-Insurance

The Company is self-insured for a portion of product liability ($100,000 per occurrence with a $2,000,000 annual aggregate), certain employee health benefits ($200,000 annually per employee with an annual aggregate of approximately $6,700,000) and workers’ compensation in certain states ($250,000 per occurrence with no annual aggregate). The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

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

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A Description	Column B Balance Beginning of Period	Column C Additions Charged to Costs and Expenses	Column D Deductions(1)	Column E Balance End of Period
Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$296,000	$34,000	$78,000	$252,000

Year ended December 25, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$362,000	$54,000	$120,000	$296,000

Year ended December 27, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$420,000	$26,000	$84,000	$362,000

(1)  Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA

Quarterly Results (Unaudited)

	First	Second	Third	Fourth
2005 Quarter
Revenue	$90,483,608	$95,355,321	$77,286,957	$78,932,971
Gross profit	11,625,768	12,246,112	8,257,972	9,008,245
Net income	3,094,344	2,900,305	1,285,808	1,060,923
Per share:
Basic	.25	.23	.10	.08
Diluted	.25	.23	.10	.08

2004 Quarter
Revenue	$73,564,467	$90,845,945	$70,778,471	$72,773,572
Gross profit	7,150,616	9,615,050	7,656,903	6,347,665
Net income	989,769	1,887,747	892,540	978,061
Per share:
Basic	.08	.16	.07	.08
Diluted	.08	.15	.07	.08

Operating results for the third quarter of 2005 were adversely impacted by unfavorable book-to-physical inventory adjustments aggregating $1.1 million (pre-tax).

Net income for the fourth quarter of 2004 was favorably impacted by the recognition of prior years’ research and development tax credits and tax benefits resulting from the reversal of certain tax reserves (see Note 8 of the Notes to Consolidated Financial Statements).

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to rounding and changes in the diluted potential common shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

	a.	Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

	b.	Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

a.

Directors - Certain information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under caption “Election of Directors” of the proxy statement.

	b.	Executive Officers - See “Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Executive Compensation” of the proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Security Ownership of Certain Beneficial Owners and Management” of the proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Transactions with Management” of the proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year-end for the year covered by this report, under the caption “Principal Accounting Fees and Services” of the proxy statement.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   The following financial statements and financial statement schedule are included in Item 8 herein:

(1)   Financial Statements

Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004

Consolidated Statements of Income for the years ended December 31, 2005, December 25, 2004 and December 27, 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004 and December 27, 2003

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

(3)   Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

SUPREME INDUSTRIES, INC.

Date:	March 30, 2006	By:	/s/Herbert M. Gardner
Herbert M. Gardner, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner	Chairman of the Board and	March 30, 2006
Herbert M. Gardner	Director

/s/Robert W. Wilson	President, Chief Operating Officer	March 30, 2006
Robert W. Wilson	and Director

/s/William J. Barrett	Secretary, Assistant Treasurer and	March 30, 2006
William J. Barrett	Director

/s/Jeffery D. Mowery	Treasurer, Chief Financial Officer	March 30, 2006
Jeffery D. Mowery	and Assistant Secretary (Principal Financial and Accounting Officer)

/s/Arthur M. Borden	Director	March 30, 2006
Arthur M. Borden

/s/Robert J. Campbell	Director	March 30, 2006
Robert J. Campbell

/s/Thomas Cantwell	Director	March 30, 2006
Thomas Cantwell

/s/Omer G. Kropf	Director	March 30, 2006
Omer G. Kropf

/s/Mark C. Neilson	Director	March 30, 2006
Mark C. Neilson

/s/H. Douglas Schrock	Director	March 30, 2006
H. Douglas Schrock

INDEX TO EXHIBITS

Exhibit	Description
3.1

Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company’s Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

3.2

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 10, 1993 filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.3

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 1996 filed as Exhibit 3.3 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

3.4	Bylaws of the Company, filed as Exhibit 3(b) to the Company’s Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

4.1

Credit Agreement dated January 5, 2004, between the Company, Supreme Corporation, and Bank One, NA, signed in connection with certain long-term indebtedness, filed as Exhibit 4.10 to the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2003, and incorporated herein by reference.

4.2

First Amendment to the Credit Agreement dated March 19, 2004 signed in connection with certain long term indebtedness, filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the fiscal period ended March 27, 2004, and incorporated herein by reference.

4.3	Second Amendment to the Credit Agreement dated December 17, 2004 signed in connection with certain indebtedness, filed as Exhibit 99.1 on Form 8-K dated December 27, 2004.

4.4

Third Amendment to the Credit Agreement dated September 22, 2005 signed in connection with certain indebtedness, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal period ended September 24, 2005, and incorporated herein by reference.

10.1	The Company’s 1998 Stock Option Plan, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

10.2

Amendment No. 1 to the Company’s 1998 Stock Option Plan, filed as Exhibit 10.4 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

10.3

Amendment No. 2 to the Company’s 1998 Stock Option Plan, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

10.4	The Company’s 2001 Stock Option Plan, filed as Exhibit 10.6 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.5

Amendment No. 1 to the Company’s 2001 Stock Option Plan, filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.6	The Company’s 2004 Stock Option Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 effective on August 26, 2004, and incorporated herein by reference.

10.7

Inventory Loan and Security Agreement dated October 12, 1988, among General Motors Acceptance Corporation and the Company, its subsidiaries, and certain subsidiaries of Supreme Corporation, filed as Exhibit 10.19 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.8

Pool Company Wholesale Finance Plan Application for Wholesale Financing and Security Agreements, dated December 5, 1990, among Ford Motor Credit Company and each of Supreme Corporation, Supreme Truck Bodies of California, Inc., Supreme Corporation of Texas, and Supreme Mid-Atlantic Corporation, filed as Exhibit 10.15 to the Company’s annual report on form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

10.9

Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation’s Goshen, Indiana facilities, filed as Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.10

Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation’s Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.11

Employment Contract dated to be effective May 1, 2005, between Supreme Corporation and Robert W. Wilson, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the fiscal period ended June 25, 2005, and incorporated herein by reference.

10.12

Employment Contract dated to be effective May 1, 2005, between Supreme Corporation and Omer G. Kropf, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the fiscal period ended June 25, 2005, and incorporated herein by reference.

10.13

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and Herbert M. Gardner dated to be effective January 1, 2005, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

10.14

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and William J. Barrett dated to be effective January 1, 2005, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

10.15

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and Robert W. Wilson dated to be effective January 1, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

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