Form 10-Q
period 2006-04-01
SUPREME INDUSTRIES INC
filed 2006-05-16
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-8183

SUPREME INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1670945
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2581 E. Kercher Rd.,  P.O. Box 237,  Goshen, Indiana  46528

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (574) 642-3070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at April 21, 2006
Class A	10,585,826
Class B	2,109,133

SUPREME INDUSTRIES, INC.

CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURES

INDEX TO EXHIBITS

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 1,	December 31,
Assets	2006	2005
	(Unaudited)

Current assets:
Cash and cash equivalents	$305,671	$1,515,532
Investments	2,353,922	1,168,922
Accounts receivable, net	35,892,557	29,594,819
Inventories	58,051,041	50,730,205
Other current assets	5,007,530	5,600,299

Total current assets	101,610,721	88,609,777

Property, plant and equipment, at cost	88,102,392	86,801,354
Less, Accumulated depreciation and amortization	40,338,028	39,343,641

Property, plant and equipment, net	47,764,364	47,457,713

Goodwill and intangible assets	1,426,833	735,014
Other assets	777,157	549,350

Total assets	$151,579,075	$137,351,854

The accompanying notes are a part of the consolidated financial statements.

	April 1,	December 31,
Liabilities and Stockholders’ Equity	2006	2005
	(Unaudited)

Current liabilities:
Current maturities of long-term debt	$1,792,654	$1,816,092
Trade accounts payable	21,109,542	15,675,073
Accrued income taxes	1,061,388	380,721
Other accrued liabilities	9,165,148	9,947,870

Total current liabilities	33,128,732	27,819,756

Long-term debt	39,890,866	31,378,367

Deferred income taxes	3,074,675	2,988,275

Total liabilities	76,094,273	62,186,398

Stockholders’ equity	75,484,802	75,165,456

Total liabilities and stockholders’ equity	$151,579,075	$137,351,854

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	April 1,	March 26,
	2006	2005
Revenue:
Net sales	$85,747,138	$90,322,304
Other income	107,240	161,304
	85,854,378	90,483,608
Costs and expenses:
Cost of sales	76,141,452	78,696,536
Selling, general and administrative	6,858,966	6,458,082
Interest	700,925	488,646
	83,701,343	85,643,264

Income before income taxes	2,153,035	4,840,344

Income taxes	780,000	1,746,000

Net income	$1,373,035	$3,094,344

Earnings per share:
Basic	$.11	$.25
Diluted	.11	.25

Shares used in the computation of earnings per share:
Basic	12,689,654	12,184,495
Diluted	12,919,433	12,535,450

Cash dividend per common share	$.095	$.035

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	April 1,	March 26,
	2006	2005
Cash flows from operating activities:
Net income	$1,373,035	$3,094,344
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,076,163	1,006,693
Provision for losses on doubtful receivables	46,656	3,050
Loss (gain) on disposal of equipment	13,541	(2,310)
Changes in operating assets and liabilities net of effect of business acquisition in 2006	(7,353,421)	(17,008,536)

Net cash used in operating activities	(4,844,026)	(12,906,759)

Cash flows from investing activities:
Business acquisition	(1,050,000)	(1,632,300)
Additions to property, plant and equipment	(1,343,090)	—
Proceeds from disposal of equipment	4,700	2,310
Purchases of short-term investments	(1,185,000)	—
Decrease (increase) in other assets	(75,880)	13,297

Net cash used in investing activities	(3,649,270)	(1,616,693)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	27,270,784	34,397,341
Repayments of revolving line of credit and other long-term debt	(18,781,723)	(20,200,000)
Payment of cash dividends	(1,205,626)	(426,679)
Proceeds from exercise of stock options	—	526,373

Net cash provided by financing activities	7,283,435	14,297,035

Change in cash and cash equivalents	(1,209,861)	(226,417)

Cash and cash equivalents, beginning of period	1,515,532	1,736,483

Cash and cash equivalents, end of period	$305,671	$1,510,066

Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed in business acquisition	$529,347	—

The accompanying notes are a part of the consolidated financial statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported. All adjustments are of a normal and recurring nature. The December 31, 2005 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December. The results of operations for the three months ended April 1, 2006 and March 26, 2005 are for 13 week periods.

NOTE 2 - OTHER COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains on hedge-activity, net of tax, and unrealized depreciation on available-for-sale securities, net of tax. Other comprehensive income for the three months ended April 1, 2006 was $151,927. Total comprehensive income combines net income and other comprehensive income. Total comprehensive income for the three months ended April 1, 2006 was $1,524,962.

NOTE 3 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	April 1,	December 31,
	2006	2005
Raw materials	$31,947,984	$28,160,860
Work-in-progress	9,723,363	8,880,436
Finished goods	16,379,694	13,688,909
	$58,051,041	$50,730,205

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

NOTE 4 - BUSINESS ACQUISITION

On February 28, 2006, the Company acquired the business operations and assets of Pony Xpress, Inc. (“Pony XPress”) for a total purchase price of $1,579,347 which consisted of $1,050,000 in cash and the assumption of certain liabilities. Pony Xpress is a manufacturer of highly specialized luxury totor home products principally for the race car industry. This acquisition broadens the Company’s product line and the Company has purchased a new facility in White Pigeon, Michigan for the operations of this acquired business. The acquisition has been accounted for as a purchase and, accordingly, the operating results have been included since the date of acquisition. Pro forma financial information reflecting the acquired business has not been presented as it is not materially different from the Company’s historical results. The final allocation of purchase price is subject to completion of valuations and analysis required by Statement of Financial Accounting Standards No. 141, “Business Combinations”. A preliminary allocation of purchase price is as follows:

Trade accounts receivable	$638,858
Inventories	161,400
Other current assets	29,305
Equipment	57,965
Goodwill and intangible assets	691,819
$1,579,347

NOTE 5 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended
	April 1,	March 26,
	2006	2005
Weighted average number of shares outstanding (used in computation of basic earnings per share)	12,689,654	12,184,495

Effect of dilutive stock options	229,779	350,955

Diluted shares outstanding (used in computation of diluted earnings per share)	12,919,433	12,535,450

NOTE 6 - STOCK-BASED COMPENSATION

The Company currently has three stock option plans:  the 1998 Stock Option Plan under which 869,087 shares of Class A Common Stock are reserved for grant, the 2001 Stock Option Plan under which 825,000 shares of Class A Common Stock are reserved for grant and the 2004 Stock Option Plan under which 600,000 shares of Class A Common Stock are reserved for grant. Under the terms of these stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee. Options granted under the stock option plans generally vest and become exercisable in annual installments of 33 1/3% beginning on the first anniversary date and the options expire five years after the date of grant. On August 4, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of all outstanding stock options which were unvested at December 31, 2005. Under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, there was no compensation expense related to the vesting of these options. As a result of the board’s action, stock options to purchase 430,831 shares of the Company’s common stock became exercisable effective December 31, 2005. The Company generally issues new shares to satisfy stock option exercises.

A summary of the status of the Company’s outstanding stock options as of April 1, 2006, and changes during the three months ended April 1, 2006 are as follows:

		Weighted -
	Number of	Average
	Shares	Exercise Price
Outstanding, January 1, 2006	921,823	5.67
Exercised	(11,000)	4.80
Outstanding, April 1, 2006	910,823	5.67

The intrinsic value of the options exercised during the three months ended April 1, 2006 was $29,850. The intrinsic value of all options outstanding at April 1, 2006 was $1,633,227 and outstanding options had a weighted-average remaining contractual life of 2.75 years.

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings prior to January 1, 2006 as all options to purchase common stock of the Company had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, “Accounting for Stock-Based Compensation.”  However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

The Company has elected to use the modified prospective transition method for implementing SFAS No. 123R. Under this transition method, compensation expense will include:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Because we elected to use the modified prospective transition method, results for prior periods have not been restated and new awards are valued and accounted for prospectively upon adoption. There was no compensation expense recorded in the first quarter of 2006 as all outstanding options were fully vested at December 31, 2005 and there were no options granted during the first quarter.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

As of April 1, 2006, there was no unrecognized compensation cost related to stock options granted to our employees since there were no unvested stock options.

The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in the previous year:

Three Months
Ended
March 25, 2005
Net income, as reported	$3,094,344
Deduct, Stock-based compensation expense determined under fair value based method, net of tax	(70,865)
Pro forma net income	$3,023,479

Basic and diluted earnings per share, as reported	$.25

Pro forma basic earnings per share	$.25
Pro forma diluted earnings per share	$.24

NOTE 7 - COMMON STOCK

The Company paid a nine and one-half cent ($.095) per share and a three and one-half cent ($.035) per share cash dividend to all Class A and Class B common stockholders during the quarters ended April 1, 2006 and March 26, 2005, respectively.

NOTE 8 - SUBSEQUENT EVENT

On May 1, 2006, the Company’s Board of Directors declared a nine and one-half cent ($.095) per share cash dividend payable on May 22, 2006 to all Class A and B common stockholders of record on May 15, 2006.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenue (includes net sales and other income)

Net sales for the three months ended April 1, 2006 decreased $4.6 million, or 5.1%, to $85.7 million compared to $90.3 million for the three months ended March 26, 2005. The decrease in net sales was primarily attributable to a reduction in truck purchases by our major fleet customers and a delay in our receipt of OEM (“original equipment manufacturer”) supplied chassis. We anticipate, based on information provided by the chassis manufacturer, that the issues causing the chassis delivery delay will be resolved during the second quarter. Additionally, a delay in unit shipments was caused by temporary production constraints at our fiberglass panel component manufacturing facility, which have since been resolved. The decrease in fleet sales was offset somewhat by an approximate 6% increase in retail (non-fleet) sales during the first quarter of 2006 compared to the first quarter of 2005 fueled by increased revenues at our armored and bus divisions.

On February 28, 2006, we acquired the business operations and assets of Pony Xpress, Inc., a manufacturer of highly specialized vehicles presently focused on the race car industry (see Note 3 of Notes to Consolidated Financial Statements). Though the purchase was not a large acquisition, it provides us with the foundations for our new newly formed “Silver Crown” subsidiary. Silver Crown has unique manufacturing expertise that will enable our entry into additional highly specialized vehicles including those used in homeland security. In the second half of 2006, Silver Crown will be introducing higher-end products and broadening the Pony Xpress product line.

Our sales backlog was $90.9 million at April 1, 2006 compared to an $86.3 million sales backlog at March 26, 2005.

Other income for the three months ended April 1, 2006 was $.1 million compared to $.2 million for the three months ended March 26, 2005. Other income consists of interest income, rental income, gain on sale of assets and other miscellaneous income received by the Company through its various business activities.

Cost of sales and gross profit

Gross profit decreased by $2.0 million, or 17.4%, to $9.6 million (11.2% of net sales) for the quarter ended April 1, 2006 compared to $11.6 million (12.9% of net sales) for the quarter ended March 26, 2005. The following table presents the components of cost of sales as a percentage of net sales and the changes from quarter-to-quarter:

	April 1, 2006	March 26, 2005	Percent Change
Material	56.9%	56.4%	0.5%
Direct labor	14.1	14.0	0.1
Overhead	15.2	14.0	1.2
Delivery	2.6	2.7	-0.1

Cost of sales	88.8	87.1	1.7

Gross profit	11.2%	12.9%	-1.7%

Material – Material cost as a percentage of net sales was 56.9% for the three months ended April 1, 2006 compared to 56.4% for the three months ended March 26, 2005. The slight increase in the material percentage of .5% was attributable to product mix and higher raw material costs.

With regard to product mix, the bus division accounted for approximately 19% of net sales for the first quarter of 2006 as compared to 13% of net sales for the first quarter of 2005. The bus division products have a higher material cost percentage and the increased sales volume in this division elevated our overall material cost percentage quarter-to-quarter.

Additionally, during the first quarter of 2006 we began to experience significant upward cost pressures on aluminum, steel and wood components used in the production of truck bodies. To combat these cost increases, the Company has announced price increases ranging from 3% to 5% on certain high volume truck division products, effective late April 2006. We continue to closely monitor our major commodity costs through communication with key suppliers, utilizing cost monitoring tools and developing strategies to mitigate cost and availability issues. The Company also continually strives to reduce the cost of its product offerings through the use of innovative materials, robotics and improved processes.

Direct Labor – Direct labor as a percentage of net sales was 14.1% for the three months ended April 1, 2006 compared to 14.0% for the three months ended March 26, 2005.

The delay in OEM supplied chassis caused the Company to temporarily shut down production lines which negatively affected direct labor efficiencies and overhead absorption. Despite these challenges, direct labor as a percentage of net sales remained relatively constant when comparing quarter-to-quarter. As the fleet contracts are completed and future revenues reflect a greater percentage of customized retail units, direct labor as a percentage of net sales is expected to increase for the second half of 2006. The increase would be consistent with our historical pattern in years in which we have had large fleet contracts.

Overhead – Overhead as a percentage of net sales was 15.2% for the three months ended April 1, 2006 compared to 14.0% for the three months ended March 26, 2005.

The increase in overhead percentage of 1.2% was due to the fixed nature of certain expenses that do not fluctuate when volume changes and the unfavorable overhead absorption resulting from the delay in OEM supplied chassis. Additionally, the Company was unfavorably impacted by higher utility costs due to rising natural gas prices and higher depreciation expense resulting from the $6.4 million of additions to property, plant and equipment in 2005.

Delivery – Delivery expense as a percentage of net sales was 2.6% for the three months ended April 1, 2006 compared to 2.7% for the three months ended March 26, 2005.

Delivery expense as a percentage of net sales remained relatively constant as the Company utilized more cost effective outside delivery methods versus using its employees and owned equipment to deliver units. However, escalating fuel costs remain a concern and the Company will attempt to pass on these higher fuel costs despite competitive pressures in its marketplace, though no assurance can be given in this regard.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $.4 million, or 6.2%, to $6.9 million (8.0% of net sales) for the three months ended April 1, 2006 from $6.5 million (7.2% of net sales) for the three months ended March 26, 2005. The following table presents selling, general and administrative expenses as a percentage of net sales and the changes from quarter-to-quarter:

	April 1, 2006	March 26, 2005	Percent Change
Selling expenses	2.8%	2.3%	0.5%
General and adm. expenses	5.2	4.9	0.3

Total	8.0%	7.2%	0.8%

Selling expenses – Selling expenses increased by $.3 million, or 15.6%, to $2.4 million for the three months ended April 1, 2006 from $2.1 million for the three months ended March 26, 2005.

The higher selling expenses related primarily to a reduction in cooperative marketing funds the Company receives from chassis manufacturers. These funds, determined solely by programs established by the chassis manufacturers, have historically been used to offset marketing and promotional expenses. Additionally, industry show expenses increased to promote the Company’s extensive product line.

General and administrative expenses – General and administrative expenses increased by $.1 million, or 1.7%, to $4.4 million for the three months ended April 1, 2006 from $4.3 million for the three months ended March 26, 2005.

The increase in general and administrative expenses as a percentage of net sales was primarily due to the fixed nature of certain expenses that do not fluctuate with changes in volume.

Interest expense

Interest expense increased by $.2 million, or 43.4%, to $.7 million (.8% of net sales) for the three months ended April 1, 2006 from $.5 million (.5% of net sales) for the three months ended March 26, 2005.

The increase in interest expense resulted from higher levels of borrowings against the Company’s revolving line of credit and higher short-term interest rates. The additional borrowings were utilized to finance working capital requirements to produce the seasonal fleet business products. In July 2005, the Company entered into a derivative swap agreement in an effort to mitigate the effect of the rising interest rate environment for a portion of the Company’s variable rate debt. The swap agreement exchanges the debt obligations floating rate for fixed interest payments over the life of the debt. At April 1, 2006, the interest rate swap agreement had a notional amount of $15 million.

Income taxes

The Company’s effective income tax rate was 36.2% for the three months ended April 1, 2006 compared to 36.1% for the three months ended March 26, 2005.

Net income and earnings per share

Net income decreased by $1.7 million to $1.4 million (1.6% of net sales) for the three months ended April 1, 2006 from $3.1 million (3.4% of net sales) for the three months ended March 26, 2005.

Basic and diluted earnings per share decreased $.14 cents per share to $.11 cents per share for the three months ended April 1, 2006 from $.25 cents per share for the three months ended March 26, 2005.

Liquidity and Capital Resources

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.

Borrowings under the Company’s revolving line of credit at April 1, 2006 were $32.5 million, an $11.1 million increase since December 31, 2005. The increased borrowings are directly associated with the higher levels of accounts receivable and inventories that generally occur during the first quarter. The Company believes that operating cash flows and funds available under the revolving line of credit will be sufficient to meet the Company’s cash needs during the remainder of 2006 and the next twelve months.

Operating activities

Operating activities used $4.8 million of cash in the three months ended April 1, 2006 compared to $12.9 million in the three months ended March 26, 2005. Net income was the largest source of cash generated from operations in the three months ended April 1, 2006. Working capital increased $7.4 million during the three months ended April 1, 2006, principally due to higher levels of accounts receivable and inventories which were  somewhat offset by an increase in trade accounts payable. Inventories increased as a result of higher levels of finished goods related to the advanced production of units to fulfill two large fleet contracts within a short delivery time frame and higher levels of purchased chassis in our bus and armored divisions.

Liquidity and Capital Resources, Concluded

Investing activities

Investing activities used $3.6 million of cash in the three months ended April 1, 2006 compared to $1.6 million in the three months ended March 26, 2005.

Major capital expenditures in the three months ended April 1, 2006 related to the purchase of a manufacturing facility located in White Pigeon, Michigan, for the expansion of the recently acquired operations of Pony Xpress, as discussed herein. Also, the Company had an increase in its short-term investments related to its captive insurance subsidiary for the three months ended April 1, 2006. The Company intends to spend less on property, plant and equipment in 2006 as compared with 2005 expenditures. However, we will consider strategic opportunities for growth and expansion should they present themselves.

Financing activities

Financing activities provided $7.3 million of cash in the three months ended April 1, 2006 compared to $14.3 million in the three months ended March 26, 2005.

The lower level of financing activity occurred primarily as a result of the $9.7 million reduction in working capital in the first quarter of 2006 as compared to the first quarter of 2005. The Company paid $1.2 million of cash dividends in the first quarter of 2006 compared to $.4 million in the first quarter of 2005. Our board of directors approved an increase in the quarterly cash dividend from three and one-half cents per share to nine and one-half cents per share beginning with the third quarter 2005 dividend. Business conditions permitting, the quarterly cash dividend will remain at nine and one-half cents per share during 2006 which will approximate $4.8 million of cash dividends for the year. The Company’s credit agreement was amended in September 2005 to delete negative covenants related to the declaration or authorization of dividends and the entering into or the assumption of operating lease obligations. The amendment also involved more favorable performance pricing based on the Company’s strong balance sheet. All borrowings under the revolving line of credit remain unsecured.

Contractual Obligations

Our fixed, noncancelable obligations as of April 1, 2006 were as follows:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (a)	$41,683,520	$1,792,654	$36,479,909	$2,410,957	$1,000,000
Operating leases (b)	3,378,089	762,105	1,514,535	1,070,863	30,586

Total	$45,061,609	$2,554,759	$37,994,444	$3,481,820	$1,030,586

(a)  Amounts are included on the Consolidated Balance Sheets. For additional information regarding debt and related matters, see Note 5 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

(b)  For additional information regarding operating leases, see Note 9 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance-Sheet Arrangements

As of April 1, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(11) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. In management’s opinion, the Company’s critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance and accrued warranty.

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

Inventory Relief - For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material. Because of the customized nature of the Company’s products, it is difficult to place full reliance on the bills of material for accurate relief of inventories. Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments, which are based on estimates, are necessary in an effort to assure correct relief of inventories for products sold. The estimate calculations consider the customized nature of products, historical inventory relief percentages, scrap variances and other factors which could impact inventory relief. The accuracy of the inventory relief is not known until the annual physical inventories. In prior years, management had concluded that it was not practical to consider more frequent physical inventories because of the sales order backlog and the costs associated with ceasing production for the purpose of conducting physical inventories. During 2005, the Company’s annual physical inventories resulted in a net unfavorable adjustment of $1.1 million which was recorded in the third quarter. Subsequently, management has dedicated significant in-house resources refining bills of materials, improving cost accounting functions and instituting new inventory policies and procedures. In addition, management has implemented more frequent physical inventories and expects the new policies, procedures and frequent physical inventories will minimize inventory and cost of sales adjustments. Favorable physical inventory adjustments of approximately $42 thousand were recorded in the first quarter of 2006.

Accrued Insurance - The Company has a self-insured retention against product liability claims with insurance coverage over and above the retention. The Company is also self-insured for a portion of its employee medical benefits and workers’ compensation. Product liability claims are routinely

Critical Accounting Policies and Estimates, Concluded

reviewed by the Company’s insurance carrier and management routinely reviews other self-insurance risks for purposes of establishing ultimate loss estimates. In addition, management must determine estimated liability for claims incurred but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to the Company’s operating results in the future.

Effective January 1, 2005, the Company began utilizing its newly formed and wholly-owned small captive insurance company to insure certain of its business risks. Certain risks, previously self insured by the Company and its subsidiaries, are now insured by the captive insurance subsidiary. In addition, certain business risks not previously insured are now insured by the captive insurance subsidiary. Since the captive insurance company has not reinsured any of its coverages, the Company’s overall self insurance risk has not changed. The captive insurance subsidiary is expected to help the Company manage its risk exposures. Under the Internal Revenue Code, the net underwriting income of a small captive, as defined, is not taxable.

Accrued Warranty - The Company provides limited warranties for periods of up to five years from the date of retail sales. Estimated warranty costs are provided for at the time of sale and are based upon historical experience.

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of the Company’s management with respect to future events. When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements. Such forward-looking statements are based on assumptions made by and information currently available to the Company’s management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company’s product is dependent, availability of raw materials, raw material cost increases, and severe interest rate increases. Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products. The forward-looking statements contained herein reflect the current views of the Company’s management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.             CONTROLS  AND  PROCEDURES.

Evaluation of Disclosure Controls and Procedures - The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the rules of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in Internal Controls - There were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS.

Not applicable

ITEM 1A.     RISK FACTORS.

Any investment in our Common Stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information included in this quarterly report Form 10-Q before purchasing our Common Stock. Although the risks described below are the risks that we believe are material, they are not the only risks relating to our business and our Common Stock. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition, or results of operations. If any of the events described below occur, our business and financial results could be materially and adversely affected. The market price of our Common Stock could decline due to any of these risks, perhaps significantly, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, including our consolidated financial statements and related notes.

Raw materials

The Company does not have long-term raw material contracts and is dependent upon suppliers of steel, aluminum, wood products and fiberglass materials, for its manufacturing operations. Consequently, our ability to produce and deliver our products could be affected by disruptions encountered by our raw material suppliers or freight carriers. Additionally, competitive market conditions may prevent the Company from implementing price increases to offset raw material cost increases.

Chassis availability

The Company generally does not purchase vehicle chassis for its inventory. The Company accepts shipment of vehicle chassis owned by dealers or end-users, for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies which manufacture and/or deliver such chassis, the Company’s level of manufacturing could be substantially reduced. The Company has established relationships with all major chassis manufacturers, and in the event of a disruption in supply from one manufacturer, the Company would attempt to divert its demand to the other manufacturers. Approximately 30% of the chassis involved in the Company’s manufacturing have been secured through converter pool agreements with three major chassis manufacturers that provide for truck chassis pools at each of the Company’s manufacturing facilities.

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

Environmental and health and safety liabilities

Our operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of our operations. However, other companies are subject to similar regulations. As a result, these regulations are not believed to have an adverse effect on the Company’s competitive position.

Certain laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, have imposed strict and, under certain circumstances, joint and several liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites.

From time to time, we have received notices of noncompliance with respect to our operations. These have typically been resolved by investigating the alleged noncompliance and correcting any non compliant conditions. New environmental requirements, more aggressive enforcement of existing ones, or discovery of presently unknown conditions could require material expenditures or result in liabilities which could limit expansion or otherwise have a material adverse effect on our business, financial condition and operating cash flows.

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

We are also subject to product warranty claims in the ordinary course of our business. If we manufacture poor quality products or receive defective materials, we may incur unforeseen costs in excess of what we have reserved in our financial statements. These costs could have a material adverse effect on our business and operating cash flows.

We depend on the services of key management personnel, the loss of whom could materially harm us

Our ability to compete successfully and implement our business strategy depends on the efforts of our senior management personnel. The loss of the services of any one or more of these individuals could have a material adverse effect on our business. We do not maintain key-man life insurance policies on any of our executives. If we were unable to attract qualified personnel to our management, our existing management resources could become strained, which would harm our business and our ability to implement our strategies.

Price volatility and low trading volumes

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile. Overall market conditions and other risk factors described herein, may cause the market price of our Class A Common Stock to fall. Our high and low sales prices for the twelve months period ended December 31, 2005, were $9.56 and $5.90, respectively. Our Class A Common Stock is listed on the American Stock Exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities. For example, during the twelve month period ended December 31, 2005, our daily trading volume has been as low as zero.

Our officers and directors own a large percentage of our common stock, and they may control our business and affairs.

Our officers and directors as a group beneficially own approximately 33.2% of our Class A Common Stock and 90.9% of our Class B Common Stock. As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS,

Not applicable

ITEM 5.             OTHER INFORMATION.

Not applicable

ITEM 6.             EXHIBITS.

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

SUPREME INDUSTRIES, INC.

BY: /s/ Jeffery D. Mowery
DATE: May 16, 2006	Jeffery D. Mowery

Vice President of Finance and Chief
Financial Officer

(Signing on behalf of the Registrant and as
Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.