Form 10-Q
period 2006-07-01
SUPREME INDUSTRIES INC
filed 2006-08-14
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at July 25, 2006
Class A	10,585,826
Class B	2,109,133

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 1,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$398,411	$1,515,532
Investments	2,401,379	1,168,922
Accounts receivable, net	33,181,607	29,594,819
Inventories	50,627,371	50,730,205
Other current assets	2,075,217	5,600,299

Total current assets	88,683,985	88,609,777

Property, plant and equipment, at cost	88,690,958	86,801,354
Less, Accumulated depreciation and amortization	41,205,964	39,343,641

Property, plant and equipment, net	47,484,994	47,457,713

Goodwill and intangible assets, net	1,426,833	735,014
Other assets	938,017	549,350

Total assets	$138,533,829	$137,351,854

The accompanying notes are a part of the consolidated financial statements.

	July 1,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,835,346	$1,816,092
Trade accounts payable	15,657,655	15,675,073
Accrued income taxes	119,478	380,721
Other accrued liabilities	9,360,768	9,947,870

Total current liabilities	26,973,247	27,819,756

Long-term debt	32,470,366	31,378,367

Deferred income taxes	3,136,475	2,988,275

Total liabilities	62,580,088	62,186,398

Stockholders’ equity	75,953,741	75,165,456

Total liabilities and stockholders’ equity	$138,533,829	$137,351,854

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Revenue:
Net sales	$98,863,512	$95,216,407	$184,610,650	$185,538,711
Other income	96,851	138,914	204,091	300,218
	98,960,363	95,355,321	184,814,741	185,838,929
Costs and expenses:
Cost of sales	88,332,555	82,970,295	164,474,007	161,666,831
Selling, general and administrative	7,341,767	7,294,334	14,200,733	13,752,416
Interest	834,660	568,387	1,535,585	1,057,033
	96,508,982	90,833,016	180,210,325	176,476,280

Income before income taxes	2,451,381	4,522,305	4,604,416	9,362,649

Income taxes	886,000	1,622,000	1,666,000	3,368,000

Net income	$1,565,381	$2,900,305	$2,938,416	$5,994,649

Earnings per share:
Basic	$.12	$.23	$.23	$.49
Diluted	.12	.23	.23	.47

Shares used in the computation of earnings per share:
Basic	12,692,632	12,391,341	12,691,143	12,288,776
Diluted	12,892,625	12,708,871	12,913,984	12,651,893

Cash dividends per common share	$.095	$.035	$.19	$.07

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	July 1,	June 25,
	2006	2005
Cash flows from operating activities:
Net income	$2,938,416	$5,994,649
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,132,269	2,031,911
Loss on disposal of property and equipment	21,045	8,561
Provisions for losses on doubtful receivables	101,766	28,735
Changes in operating assets and liabilities net of effect of business acquisition in 2006	(2,355,210)	(5,914,059)

Net cash provided by operating activities	2,838,286	2,149,797

Cash flows from investing activities:
Business acquisition	(1,050,000)	—
Additions to property, plant and equipment	(2,181,914)	(2,878,352)
Proceeds from disposal of property and equipment	1,936,518	28,362
Purchases of short-term investments	(1,232,457)	(1,163,000)
Decrease (increase) in other assets	(127,160)	23,817

Net cash used in investing activities	(2,655,013)	(3,989,173)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	47,220,558	66,065,429
Repayments of revolving line of credit and other long-term debt	(46,109,305)	(66,306,043)
Payment of cash dividends	(2,411,647)	(862,788)
Proceeds from exercise of stock options	—	1,505,588

Net cash provided by (used in) financing activities	(1,300,394)	402,186

Change in cash and cash equivalents	(1,117,121)	(1,437,190)

Cash and cash equivalents, beginning of period	1,515,532	1,736,483

Cash and cash equivalents, end of period	$398,411	$299,293

Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed in business acquisition	$529,347	$—
Cash dividend declared	—	1,190,557

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

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December.  The results of operations for the three and six months ended July 1, 2006 and June 25, 2005 are for 13 and 26 week periods, respectively.

NOTE 2 - OTHER COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains on hedge-activity, net of tax, and unrealized depreciation on available-for-sale securities, net of tax.  Other comprehensive income for the three and six months ended July 1, 2006 was $109,580 and $261,507, respectively.  Total comprehensive income combines net income and other comprehensive income.  Total comprehensive income for the three and six months ended July 1, 2006 was $1,674,961 and $3,199,923, respectively.

NOTE 3 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	July 1,	December 31,
	2006	2005
Raw materials	$27,084,418	$28,160,860
Work-in-progress	9,792,379	8,880,436
Finished goods	13,750,574	13,688,909
	$50,627,371	$50,730,205

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

Trade accounts receivable	$638,858
Inventories	161,400
Other current assets	29,305
Equipment	57,965
Goodwill and intangible assets	691,819
$1,579,347

NOTE 5 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Weighted average number of shares outstanding (used in computation of basic earnings per share)	12,692,632	12,391,341	12,691,143	12,288,776

Effect of dilutive stock options	199,993	317,530	222,841	363,117

Diluted shares outstanding (used in computation of diluted earnings per share)	12,892,625	12,708,871	12,913,984	12,651,893

NOTE 6 - STOCK-BASED COMPENSATION

The Company currently has three stock option plans:  the 1998 Stock Option Plan under which 869,087 shares of Class A Common Stock are reserved for grant, the 2001 Stock Option Plan under which 825,000 shares of Class A Common Stock are reserved for grant and the 2004 Stock Option Plan, as recently amended, under which 850,000 shares of Class A Common Stock are reserved for grant.  Under the terms of these stock option plans, both incentive stock options and non-statutory stock  options can be granted by a specially designated Stock Option Committee.  The 2004 Stock Option Plan, as amended, also allows for awards of common stock and restricted stock.  Options granted under the stock option plans generally vest and become exercisable in annual installments of 33 1/3% beginning on the first anniversary date and the options expire five years after the date of grant.  On August 4, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of all outstanding stock options which were unvested at December 31, 2005.  Under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, there was no compensation expense related to the vesting of these options.  As a result of the board’s action, stock options to purchase 430,831 shares of the Company’s common stock became exercisable effective December 31, 2005.  The Company generally issues new shares to satisfy stock option exercises.

A summary of the status of the Company’s outstanding stock options as of July 1, 2006, and changes during the six months ended July 1, 2006 are as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2006	921,823	$5.67
Granted	352,831	7.12
Exercised	(11,000)	4.80
Outstanding, July 1, 2006	1,263,654	6.09

The intrinsic value of the options exercised during the six months ended July 1, 2006 was $29,850.  The intrinsic value of all options outstanding at July 1, 2006 was $1,383,249 and outstanding options had a weighted-average remaining contractual life of 3.13 years.

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

The Company has elected to use the modified prospective transition method for implementing SFAS No. 123R.  Under this transition method, compensation expense will include:  (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated and new awards are valued and accounted for prospectively upon adoption.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Compensation expense, relative to stock options, included in the Consolidated Statements of Income for the three and six month periods ended July 1, 2006 was approximately $17,000.  The following assumptions were utilized in the determination of the compensation expense:

Risk free interest rate	5.03%
Expected life	5 years
Expected volatility	32.23%
Expected dividends	5.39%

The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in the previous year:

	Three
	Months	Six Months
	Ended	Ended
	June 25,	June 25,
	2005	2005
Net income, as reported	$2,900,305	$5,994,649
Deduct, Stock-based compensation expense determined under fair value based method, net of tax	(83,942)	(154,807)
Pro forma net income	$2,816,363	$5,839,842

Basic earnings per share, as reported	$.23	$.49
Diluted earnings per share, as reported	.23	.47

Pro forma basic earnings per share	.23	.48
Pro forma diluted earnings per share	.22	.46

NOTE 7 - COMMON STOCK

The Company paid cash dividends, to all Class A and Class B common stockholders, of nine and one-half cents ($0.095) and nineteen cents ($0.19) per share for the three and six months ended July 1, 2006, respectively, and three and one-half cents ($0.035) and seven cents ($0.07) per share for the three and six months ended June 25, 2005, respectively.

NOTE 8 - SUBSEQUENT EVENT

On August 8, 2006, the Company’s Board of Directors declared a nine and one-half cent ($0.095) per share cash dividend payable on August 28, 2006 to all class A and B common stockholders of record on August 21, 2006.

NOTE 9 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

In July 2006, the Financial Accounting Standards Board released Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This Interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities.  The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed.  Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings.  The Company has not yet determined the effect of adopting FIN 48 which is effective for the Company’s next fiscal year commencing December 31, 2006.

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenue (includes net sales and other income)

Net sales for the three months ended July 1, 2006 increased $3.7 million, or 3.8%, to $98.9 million compared to $95.2 million for the three months ended June 25, 2005.  Net sales for the six months ended July 1, 2006 decreased $0.9 million, or 0.5% to $184.6 million from $185.5 million for the six months ended June 25, 2005.  The increase in net sales for the three months ended July 1, 2006 was primarily attributable to our StarTrans Bus Division which had a 31% increase compared to the same quarter last year.  This large increase is due to a new cycle of Transit Authority ordering and a strong demand for mid-size buses. The truck division’s net sales were relatively constant from quarter-to-quarter.  For the six months ended July 1, 2006, fleet sales decreased by 25% primarily due to an industry-wide reduction in truck purchases by our major fleet customers.  The decrease in fleet sales was offset by a 4% increase in our core dry freight product line and a 34% increase in our StarTrans Bus Division sales compared to the six months ended June 25, 2005.

On February 28, 2006, we acquired the business operations and assets of Pony Xpress, Inc. (“Pony Xpress”), a manufacturer of highly specialized vehicles presently focused on the race car industry.  Though the purchase was not a large acquisition, it provides us with the foundation for our newly formed “Silver Crown” subsidiary.  Silver Crown has unique manufacturing expertise that will enable our entry into additional highly specialized vehicles including those used in homeland security.  In the second half of 2006, Silver Crown will be introducing higher-end products and broadening the Pony Xpress product line.

Our sales backlog was $81.1 million at July 1, 2006 compared to a $72.6 million sales backlog at June 25, 2005.

Other income for the three months ended July 1, 2006 and June 25, 2005 was unchanged at $0.1 million.  For the six months ended July 1, 2006, other income totaled $0.2 million compared to $0.3 million for the six months ended June 25, 2005.  Other income consists of interest income, rental income, gain on sale of assets and other miscellaneous income received by the Company through its various business activities.

Cost of sales and gross profit

Gross profit decreased by $1.7 million, or 14.0%, to $10.5 million (10.7% of net sales) for the three months ended July 1, 2006 compared to $12.2 million (12.9% of net sales) for the three months ended June 25, 2005.  For the six months ended July 1, 2006, gross profit decreased $3.7 million, or 15.6%, to $20.1 million (10.9% of net sales) compared to $23.9 million (12.9% of net sales) for the six months ended June 25, 2005.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period-to-period:

	Three Months Ended			Six Months Ended
	July 1,	June 25,	Percent	July 1,	June 25,	Percent
	2006	2005	Change	2006	2005	Change
Material	58.5%	56.9%	1.6%	57.8%	56.7%	1.1%
Direct labor	13.9	14.1	-0.2	14.0	14.0	0.0
Overhead	14.4	13.8	0.6	14.8	13.9	0.9
Delivery	2.5	2.3	0.2	2.5	2.5	0.0

Cost of sales	89.3	87.1	2.2	89.1	87.1	2.0

Gross profit	10.7%	12.9%	-2.2%	10.9%	12.9%	-2.0%

Material – Material cost as a percentage of net sales increased for the three and six month periods ended July 1, 2006 when compared to the corresponding periods in 2005. The increase was primarily attributable to product mix and higher raw material costs.

With regards to product mix, the bus division accounted for 17% and 18% of net sales for the three and six months ended July 1, 2006 as compared to 14% and 13% for the three and six months ended June 25, 2005, respectively.    The bus products have a higher material cost percentage and the increased sales volume in this division elevated our overall material percentage from period-to-period.

Additionally, during the first half of 2006 we experienced significant upward cost pressures on aluminum, steel and wood components used in the production of truck bodies.  To combat these cost increases, the Company implemented price increases ranging from 3% to 5% on a majority of its truck division products effective late May 2006. However, as a result of differing competitive circumstances nationally and regionally, the results of price increases can vary by customer type, specific product and by geographic region.  The anticipated increased revenue associated with these price increases will be gradually and increasingly realized throughout the third quarter.  This delayed effect is principally due to the industry practice of not applying price increases to existing orders and outstanding quotes, the aggregate of which in late May was substantial and thus has caused the delayed effect of realizing any significant benefit from the price increases.  We continue to closely monitor our major commodity costs through communication with key suppliers, utilizing cost monitoring tools and developing strategies to mitigate cost and availability issues.  However, the Company will consider additional price increases should commodity prices continue to rise.  The Company also continually strives to reduce the cost of its product offerings through the use of innovative materials, robotics and improved processes.

Direct Labor – Direct labor as a percentage of net sales was constant for the six month periods ended July 1, 2006 and June 25, 2005 and reflected a small decrease in the current quarter compared to the second quarter of last year.

A delay in OEM supplied chassis caused the Company to temporarily shut down production lines in the first quarter which negatively affected labor and overhead absorption.  Despite these challenges, direct labor as a percentage of net sales remained relatively constant when comparing period-to-period.

Overhead – Overhead as a percentage of net sales increased 0.6% and 0.9%, respectively, for the three and six month periods ended July 1, 2006 when compared to the corresponding periods in 2005.

The increase was due primarily to increased workers’ compensation costs, warranty expense and repairs and maintenance.  Additionally, the Company was unfavorably impacted by higher utility costs due to rising natural gas prices   These increases were somewhat offset by reductions in group health insurance, claim costs, and miscellaneous other expense reductions.

Delivery – Delivery expense as a percentage of net sales was constant for the six month periods ended July 1, 2006 and June 25, 2005 and reflected a small increase in the second quarter of 2006 compared to the second quarter of last year.

The Company utilized more cost effective outside delivery methods versus using its employees and owned equipment to deliver units.  However, escalating fuel costs remain a concern and the Company will attempt to pass on these higher fuel costs despite competitive pressures in its marketplace, though no assurance can be given in this regard.

Selling, general and administrative expenses

Selling and general and administrative (“G&A”) expenses were $7.3 million (7.4% of net sales) for the three months ended July 1, 2006, 0.3% lower than the three months ended June 25, 2005. For the six months ended July 1, 2006, selling and G&A expenses increased $0.4 million, or 3.3%, to $14.2 million (7.7% of net sales) compared to $13.8 million (7.4% of net sales) for the six months ended June 25, 2005. The following table presents selling and G&A expenses as a percentage of net sales and the changes from period-to-period:

	Three Months Ended						Six Months Ended
	July 1,		June 25,				July 1,		June 25,
(millions)	2006		2005		Change		2006		2005		Change
Selling expenses	$3.0	3.1%	$2.9	3.1%	$0.1	0.0%	$5.5	3.0%	$5.0	2.7%	$0.5	0.3%
General and Adm. expenses	4.3	4.3	4.4	4.6	(0.1)	-0.3	8.7	4.7	8.8	4.7	(0.1)	0.0

Total	$7.3	7.4%	$7.3	7.7%	$—	-0.3%	$14.2	7.7%	$13.8	7.4%	$0.4	0.3%

Selling expenses – Selling expenses increased by $0.1 million to $3.0 million for the three months ended July 1, 2006 from $2.9 million for the three months ended June 25, 2005.   For the six months ended July 1, 2006, selling expenses increased $0.5 million to $5.5 million compared to $5.0 million for the six months ended June 25, 2005.

The higher selling expenses relate to a reduction in cooperative marketing credits the Company receives from chassis manufacturers. These credits, determined solely by programs established by the chassis manufacturers, have historically been used to offset marketing and promotional expenses.  Additionally, selling expenses increased as a result of the acquisition of Pony Xpress and the addition of a new corporate sales position to promote the Company’s extensive product line.

G&A expenses – G&A expenses decreased by $0.1 million to $4.3 million for the three months ended July 1, 2006 from $4.4 million for the three months ended June 25, 2005.   For the six months ended July 1, 2006, G&A expenses decreased $0.1 million to $8.7 million compared to $8.8 million for the six months ended June 25, 2005.

The decrease for the three and six month periods in G&A expenses as a percentage of net sales was primarily due to the reduction in the incentive bonus plan which is calculated based on pretax earnings.  The decrease was partially offset by an increase in office wages which was due in part to the acquisition of Pony Xpress.

Interest expense

Interest expense increased by $0.2 million to $0.8 million (0.8% of net sales) for the three months ended July 1, 2006 from $.6 million (0.6% of net sales) for the three months ended June 25, 2005.  For the six months ended July 1, 2006, interest expense increased $0.4 million to $1.5 million compared to $1.1 million for the six months ended June 25, 2005.

The increase in interest expense resulted from higher levels of borrowings against the Company’s revolving line of credit and higher interest rates.  The additional borrowings were utilized to finance working capital requirements to produce the seasonal fleet business products.  In July 2005, the Company entered into a derivative swap agreement in an effort to mitigate the effect of the rising interest rate environment.  The swap agreement exchanges the debt obligations floating rate for fixed interest payments over the life of the debt.

Income taxes

The Company’s effective income tax rate was 36.2% for the six months ended July 1, 2006 compared to 36.0% for the six months ended June 25, 2005.

Net income and earnings per share

Net income decreased by $1.3 million to $1.6 million (1.6% of net sales) for the three months ended July 1, 2006 from $2.9 million (3.0% of net sales) for the three months ended June 25, 2005.  For the six months ended July 1, 2006, net income decreased $3.1 million to $2.9 million (1.6% of net sales) compared to $6.0 million (3.2% of net sales) for the six months ended June 25, 2005.

Basic earnings per share were $.12 and $.23 for the three and six months ended July 1, 2006 compared to $.23 and $.49 per share for the three and six months ended June 25, 2005.  Diluted earnings per share were $.12 and $.23 for the three and six months ended July 1, 2006 compared to $.23 and $.47 per share for the three and six months ended June 25, 2005.

Liquidity and Capital Resources

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.

Borrowings under the Company’s revolving line of credit at July 1, 2006 were $27.2 million, a $5.8 million increase since December 31, 2005.  The increased borrowings are directly associated with the higher levels of accounts receivable and inventories that generally occur during the first half of the year.  The Company believes that operating cash flows and funds available under the revolving line of credit will be sufficient to meet the Company’s cash needs during the remainder of 2006 and the next twelve months.

Operating activities

Operating activities provided $2.8 million of cash for the six months ended July 1, 2006 compared to $2.1 million for the six months ended June 25, 2005.  Net income and depreciation were the largest sources of increases from operating activities totaling $2.9 million and $2.1 million, respectively, for the six months ended July 1, 2006.  Changes in operating assets and liabilities offset the increase by $2.4 million for the six months ended July 1, 2006.  Higher levels of accounts receivable were somewhat offset by a decrease of other current assets.  Inventories remained relatively flat as of July 1, 2006 when compared to December 31, 2005.

Investing activities

Investing activities used $2.7 million of cash for the six months ended July 1, 2006 compared to $4.0 million for the six months ended June 25, 2005.

Major capital expenditures for the six months ended July 1, 2006 related to the purchase of a manufacturing facility located in White Pigeon, Michigan, for the expansion of the recently acquired operations of Pony Xpress.  Major capital disposals in the six months ended July 1, 2006 include the sale of a portion of our Pennsylvania manufacturing facility as a result of relocating to a larger and more efficient facility in 2005.  A fifty-seven thousand dollar gain on the sale of the facility was recorded in the second quarter.  Also, the Company had an increase in its short-term investments related to its captive insurance subsidiary for the six months ended July 1, 2006.  The Company intends to spend less on property, plant and equipment in 2006 as compared with 2005 capital expenditures. However, we will continue to evaluate strategic opportunities for growth and expansion.

Financing activities

Financing activities used $1.3 million of cash for the six months ended July 1, 2006 compared to $0.4 million of cash provided by financing activities for the six months ended June 25, 2005.

The increased level of financing activities occurred primarily as a result of the $2.4 million of cash dividends paid during the first half of the year of 2006 compared to $0.9 million paid in the first half of 2005.  The Company also received no proceeds from the exercise of stock options in the first half of 2006 whereas $1.5 million was received in the first half of 2005.  Borrowing under the revolving line of credit and long-term debt increased $1.1 million during the first half of 2006 when compared to the same period in 2005.  Our board of directors approved an increase from three and one-half cents per share to nine and one-half cents per share beginning with the third quarter 2005 dividend.  Business conditions permitting, the quarterly cash dividend will remain at nine and one-half cents per share during 2006 which will approximate $4.8 million of cash dividends to be paid to our shareholders.  The Company’s credit agreement was amended in September 2005 to delete negative covenants related to the declaration or authorization of dividends and the entering into or the assumption of operating lease obligations.  The amendment also involved more favorable performance pricing based on the Company’s strong balance sheet. All borrowings under the revolving line of credit remain unsecured.

Contractual Obligations

Our fixed, noncancelable obligations as of July 1, 2006 were as follows:

	Payments due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt (a)	$34,305,712	$1,835,346	$29,163,603	$2,239,545	$1,067,218
Operating leases (b)	3,188,773	762,105	1,514,535	904,486	7,647

Total	$37,494,485	$2,597,451	$30,678,138	$3,144,031	$1,074,865

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

Off-Balance Sheet Arrangements

As of July 1, 2006, the Company had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that would affect future operating results

Excess and Obsolete Inventories - The Company must make estimates regarding the future use of products and provide a provision for obsolete or slow-moving inventories.  If actual product life-cycles, product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that would affect future operating results.

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

Effective January 1, 2005, the Company began utilizing its newly formed and wholly-owned small captive insurance company to insure certain of its business risks.  Certain risks, previously self-insured by the Company and its subsidiaries, are now insured by the captive insurance subsidiary.  In addition, certain business risks not previously insured are now insured by the captive insurance subsidiary.  Since the captive insurance company has not reinsured any of its coverages, the Company’s overall self-insurance risk has not changed.  The captive insurance subsidiary is expected to help the Company manage its risk exposures.  Under the Internal Revenue Code, the net underwriting income of a small captive, as defined, is not taxable.

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

ITEM 4.                  CONTROLS  AND  PROCEDURES.

Evaluation of Disclosure Controls and Procedures - The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the rules of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in Internal Controls - There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II.     OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

Not applicable

ITEM 1A.               RISK FACTORS.

Any investment in our Common Stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below and the other information included in this quarterly report on Form 10-Q before purchasing our Common Stock.  Although the risks described below are the risks that we believe are material, they are not the only risks relating to our business and our Common Stock.  Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition, or results of operations.  If any of the events described below occur, our business and financial results could be materially and adversely affected.  The market price of our Common Stock could decline due to any of these risks, perhaps significantly, and you could lose all or part of your investment.  In assessing these risks, you should also refer to the other information contained or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, including our consolidated financial statements and related notes.

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

Chassis availability

The Company generally does not purchase vehicle chassis for its inventory.  The Company accepts shipments of vehicle chassis owned by dealers or end-users, for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis.  In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies which manufacture and/or deliver such chassis, the Company’s level of manufacturing could be substantially reduced.  The Company has established relationships with all major chassis manufacturers, and in the event of a disruption in supply from one manufacturer, the Company would attempt to divert its demand to the other manufacturers.  Approximately 30% of the chassis involved in the Company’s manufacturing have been secured through converter pool agreements with three major chassis manufacturers that provide for truck chassis pools at each of the Company’s manufacturing facilities.

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

Environmental and health and safety liabilities

Our operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions in the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites.  In certain cases, these requirements may limit the productive capacity of our operations.  However, other companies are subject to similar regulations. As a result, these regulations are not believed to have an adverse effect on the Company’s competitive position.

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

Price volatility and low trading volumes

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.  Overall market conditions and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve-month period ended July 1, 2006, were $9.56 and $6.10, respectively.  Our Class A Common Stock is listed on the American Stock Exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve-month period ended July 1, 2006, our daily trading volume has been as low as zero.

Our officers and directors own a large percentage of our common stock, and they may control our business and affairs

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

Not applicable

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS,

Supreme Industries, Inc.’s annual meeting of stockholders was held on May 4, 2006.  Below is a summary of matters voted upon at that meeting.

a)  The following individuals were elected Directors by the holders of the Company’s Class A Common Stock for a one year term.

	For	Withheld
Arthur M. Borden	8,088,069	483,357
William C. Hurtt, Jr.	8,166,507	404,919
Mark C. Neilson	8,164,007	407,419

The following individuals were elected Directors by the holders of the Company’s Class B Common Stock by a vote of 2,109,133 for, 0 against.

William J. Barrett
Robert J. Campbell
Thomas Cantwell
Herbert M. Gardner
Omer G. Kropf
Robert W. Wilson

b)  An amendment and restatement to the Company’s 2004 Stock Option Plan was approved by the holders of the Company’s Class A and Class B Common Stock by a vote of 7,015,802 for, 1,239,836 against, 57,043 abstentions and 2,367,878 unvoted.

c)  Crowe Chizek and Company LLC was ratified as the Company’s independent registered public accounting firm by the holders of the Company’s Class A and Class B Common Stock by a vote of 10,224,668 for, 436,574 against, and 19,325 abstentions.

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

SUPREME INDUSTRIES, INC.

	BY:	/s/ Jeffery D. Mowery
DATE: August 11, 2006	Jeffery D. Mowery

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