Form 10-Q
period 2006-09-30
SUPREME INDUSTRIES INC
filed 2006-11-14
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer   ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at October 31, 2006
Class A	10,650,826
Class B	2,024,133

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$326,378	$1,515,532
Investments	2,401,379	1,168,922
Accounts receivable, net	30,609,159	29,594,819
Inventories	52,334,135	50,730,205
Other current assets	4,215,935	5,600,299

Total current assets	89,886,986	88,609,777

Property, plant and equipment, at cost	90,228,062	86,801,354
Less, Accumulated depreciation and amortization	42,078,876	39,343,641

Property, plant and equipment, net	48,149,186	47,457,713

Goodwill and intangible assets, net	1,460,569	735,014
Other assets	621,003	549,350

Total assets	$140,117,744	$137,351,854

The accompanying notes are a part of the consolidated financial statements.

	September 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,980,596	$1,816,092
Trade accounts payable	15,387,221	15,675,073
Accrued income taxes	533,085	380,721
Other accrued liabilities	9,783,781	9,947,869

Total current liabilities	27,684,683	27,819,756

Long-term debt	33,538,950	31,378,367

Deferred income taxes	3,053,275	2,988,275

Total liabilities	64,276,908	62,186,398

Stockholders’ equity	75,840,836	75,165,456

Total liabilities and stockholders’ equity	$140,117,744	$137,351,854

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005

Net sales	$79,678,398	$77,055,374	$264,289,048	$262,594,085
Cost of sales	70,122,112	68,797,402	234,596,119	230,464,233
Gross profit	9,556,286	8,257,972	29,692,929	32,129,852

Selling, general and administrative expenses	7,171,292	5,984,152	21,372,025	19,736,568
Other expense (income)	(202,475)	(231,583)	(406,566)	(531,801)
Operating income	2,587,469	2,505,403	8,727,470	12,925,085

Interest expense	760,108	510,595	2,295,693	1,567,628
Income before income taxes	1,827,361	1,994,808	6,431,777	11,357,457

Income taxes	585,000	709,000	2,251,000	4,077,000
Net income	$1,242,361	$1,285,808	$4,180,777	$7,280,457

Earnings Per Share:
Basic	$.10	$.10	$.33	$.59
Diluted	.10	.10	.32	.57

Shares used in the computation of earnings per share:
Basic	12,702,632	12,561,453	12,701,639	12,379,668
Diluted	12,835,523	12,948,791	12,888,703	12,792,411

Cash dividends per common share	$.095	$.095	$.285	$.165

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2006	September 24, 2005
Cash flows from operating activities:
Net income	$4,180,777	$7,280,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,182,038	3,083,652
Loss on disposal of property and equipment	13,630	11,764
Share-based payment expense	74,857	—
Provision for losses on doubtful receivables	101,879	24,622
Changes in operating assets and liabilities, net of effect of business acquisition in 2006	(3,245,962)	(6,018,747)

Net cash provided by operating activities	4,307,219	4,381,748

Cash flows from investing activities:
Business acquisition	(1,050,000)	—
Additions to property, plant and equipment	(3,899,691)	(4,002,903)
Proceeds from disposal of property and equipment	1,947,749	48,961
Purchase of short-term investments	(1,232,457)	(1,166,241)
Decrease in restricted cash deposit	—	300,000
Decrease in other assets	31,559	34,337

Net cash used in investing activities	(4,202,840)	(4,785,846)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	69,853,150	88,321,302
Repayments of revolving line of credit and other long-term debt	(67,528,063)	(89,121,302)
Payment of cash dividends	(3,618,620)	(2,055,064)
Proceeds from exercise of stock options	—	2,058,006

Net cash used in financing activities	(1,293,533)	(797,058)

Change in cash and cash equivalents	(1,189,154)	(1,201,156)

Cash and cash equivalents, beginning of period	1,515,532	1,736,483

Cash and cash equivalents, end of period	$326,378	$535,327

Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed in business acquisition	$163,221	$—

The accompanying notes are a part of the consolidated financial statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.  All adjustments are of a normal and recurring nature, including the physical inventory adjustments recorded in the third quarters of 2006 and 2005.  The December 31, 2005 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December.  The results of operations for the three and nine months ended September 30, 2006 and September 24, 2005 are for 13 and 39 week periods, respectively.

Certain amounts in the consolidated statements of income for 2005 have been reclassified to conform to the presentation of the 2006 consolidated statements of income.  The reclassifications had no impact on net sales, cost of sales, pretax income or net income as previously reported.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized gains on hedge-activity, net of tax, and unrealized depreciation on available-for-sale securities, net of tax.  Other comprehensive income (loss) for the three and nine months ended September 30, 2006 was $(196,294) and $65,213, respectively.  There were no items of other comprehensive income or loss during the 2005 periods.  Total comprehensive income combines net income and other comprehensive income (loss).  Total comprehensive income for the three and nine months ended September 30, 2006 was $1,046,067 and $4,245,990, respectively.

NOTE 3 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$28,481,747	$28,160,860
Work-in-progress	10,169,707	8,880,436
Finished goods	13,682,681	13,688,909
	$52,334,135	$50,730,205

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method, bills of materials, scrap and other estimated factors that affect inventory relief.  The Company has historically experienced both favorable and unfavorable adjustments resulting from physical inventories.  Favorable (unfavorable) physical inventory adjustments recorded during the three-month periods ended September 30, 2006 and September 24, 2005 were $1.9 and $(1.1) million, respectively.  The Company continues to refine its inventory relief in an effort to minimize book to physical inventory adjustments (see Part I, Item 4, Controls and Procedures).

NOTE 4 - BUSINESS ACQUISITION

On February 28, 2006, the Company acquired the business operations and assets of Pony Xpress, Inc. (“Pony XPress”) for a total purchase price of $1,213,221 which consisted of $1,050,000 in cash and the assumption of certain liabilities.  Pony Xpress is a manufacturer of highly specialized luxury totor home products.  This acquisition broadens the Company’s product line and the Company has purchased a facility in White Pigeon, Michigan for the operations of this acquired business.  The acquisition has been accounted for as a purchase and, accordingly, the operating results have been included since the date of acquisition.  Pro forma financial information reflecting the acquired business has not been presented as it is not materially different from the Company’s historical results.  The final allocation of purchase price is subject to completion of valuations and analysis required by Statement of Financial Accounting Standards No. 141, “Business Combinations”.  The preliminary allocation of purchase price is as follows:

Trade accounts receivable	$156,200
Inventories	241,872
Other current assets	29,305
Equipment	60,289
Goodwill and intangible assets	725,555
$1,213,221

NOTE 5 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Weighted average number of shares outstanding (used in computation of basic earnings per share)	12,702,632	12,561,453	12,701,639	12,379,668

Effect of dilutive stock options	132,891	387,338	187,064	412,743

Diluted shares outstanding (used in computation of diluted earnings per share)	12,835,523	12,948,791	12,888,703	12,792,411

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2006, and changes during the nine months ended September 30, 2006 are as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2006	921,823	$5.67
Granted	352,831	7.12
Exercised	(11,000)	4.80
Outstanding, September 30, 2006	1,263,654	6.09

The intrinsic value of the options exercised during the nine months ended September 30, 2006 was $29,850.  The intrinsic value of all options outstanding at September 30, 2006 was $675,602 and outstanding options had a weighted-average remaining contractual life of 2.88 years.

A summary of restricted stock activity as of September 30, 2006 and changes for the three months then ended is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of July 2, 2006	—	$—
Granted	10,000	6.65
Vested	(556)	6.65
Unvested as of September 30, 2006	9,444	$6.65

As of September 30, 2006, there was approximately $62,800 of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a period of three years.  The total fair value of shares vested during the three months ended September 30, 2006 was approximately $3,700.

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

Compensation expense, relative to stock-based awards, included in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 was approximately $58,000 and $75,000, respectively.  The following assumptions were utilized in the determination of the compensation expense:

Risk free interest rate	5.03%
Expected life	5 years
Expected volatility	32.23%
Expected dividends	5.39%

The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in the previous year:

	Three Months	Nine Months
	Ended	Ended
	September 24,	September 24,
	2005	2005
Net income, as reported	$1,285,808	$7,280,457
Deduct, Stock-based compensation expense determined under fair value based method, net of tax	(338,409)	(493,216)
Pro forma net income	$947,399	$6,787,241

Basic earnings per share, as reported	$.10	$.59
Diluted earnings per share, as reported	.08	.55

Pro forma basic earnings per share	.10	.57
Pro forma diluted earnings per share	.07	.53

NOTE 7 - LONG-TERM DEBT

The Company amended its existing credit agreement effective November 1, 2006.  The amendment increased availability by $5.0 million to $35.0 million, and further increasing to $45.0 million during the period January 1 to June 30.  The remaining terms are substantially the same as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 8 - COMMON STOCK

The Company paid cash dividends, to all Class A and Class B common stockholders, of nine and one-half cents ($0.095) and twenty eight and one-half cents ($0.285) per share for the three and nine months ended September 30, 2006, respectively, and nine and one-half cents ($0.095) and sixteen and one-half cents ($0.165) per share for the three and nine months ended September 24, 2005, respectively.  Also, 85,000 shares of Class B common shares were converted to Class A common shares during the three months ended September 30, 2006.

NOTE 9 - SUBSEQUENT EVENT

On October 26, 2006, the Company’s Board of Directors declared a nine and one-half cent ($0.095) per share cash dividend payable on November 20, 2006 to all class A and B common stockholders of record on November 13, 2006.

NOTE 10 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS ON THE FINANCIAL STATEMENTS WHEN ADOPTED IN A FUTURE PERIOD

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This Interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed.  Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings.  The Company has not yet determined the effect of adopting FIN 48 which is effective for the Company’s next fiscal year commencing December 31, 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated.  SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments recorded to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustments recorded to the opening balance of retained earnings only if material under the dual method.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.  The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.

Net Sales

Net sales for the three months ended September 30, 2006 increased $2.6 million, or 3.4%, to $79.7 million compared to $77.1 million for the three months ended September 24, 2005.  Net sales for the nine months ended September 30, 2006 increased $1.7 million, or 0.6%, to $264.3 from $262.6 million for the nine months ended September 24, 2005. The September 30, 2006 quarterly increase in net sales was primarily attributable to an improvement in net sales of our core retail dry freight product line compared to the same quarter last year.  We partially attribute this stronger retail demand to customers buying 2006 chassis to avoid the higher costs of 2007 diesel trucks that must comply with new more stringent diesel engine emission standards.  These new standards become effective for engines produced beginning January 1, 2007.  Though difficult to quantify, we believe this revenue acceleration could, and most likely will, reduce second half 2007 revenues of our retail dry freight truck product line and possibly other products. With our broad and diverse product line, we are hopeful of mitigating, at least to some extent, the effect of the new diesel engine standards on second half 2007 revenues. We believe the normal product demand cycle will return for calendar year 2008. For the nine months ended September 30, 2006, the increase in net sales was due to increased sales in our Startrans Bus Division and increased sales of our retail dry freight product line, offset by a decrease in fleet sales, which resulted from a reduction in truck purchases by our major fleet customers.

On February 28, 2006, we acquired the business operations and assets of Pony Xpress, Inc. (“Pony Xpress”), a manufacturer of highly specialized vehicles.  Though the purchase was not a large acquisition, it provides us with the foundation for our newly formed “Silver Crown” subsidiary.  Silver Crown has unique manufacturing expertise that will enable our entry into additional highly specialized vehicles including those used in homeland security.  In the fourth quarter of 2006, Silver Crown will be introducing higher-end products and broadening the Pony Xpress product line.  Sales for the nine months ended September 30, 2006 totaled $2.6 million.

Our sales backlog was $75.4 million at September 30, 2006 compared to a $69.1 million sales backlog at September 24, 2005.

Cost of sales and gross profit

As a result of favorable physical inventory adjustments of $1.9 million recorded in the current quarter, gross profit increased by $1.3 million, or 15.7%, to $9.6 million (12.0% of net sales) for the three months ended September 30, 2006.  Gross profit for the prior year’s third quarter, which included unfavorable annual physical inventory adjustments of $1.1 million, was $8.3 million (10.7% of net sales).  For the nine months ended September 30, 2006, gross profit decreased $2.4 million, or 7.5%, to $29.7 million (11.2% of net sales) compared to $32.1 million (12.2% of net sales) for the nine months ended September 24, 2005.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period-to-period:

	Three Months Ended			Nine Months Ended
	September 30, 2006	September 24, 2005	Percent Change	September 30, 2006	September 30, 2005	Percent Change
Material	55.0%	58.2%	-3.2%	56.9%	57.1%	-0.2%
Direct labor	14.3	13.7	0.6	14.1	14.0	0.1
Overhead	15.7	14.5	1.2	15.1	14.1	1.0
Delivery	3.0	2.9	0.1	2.7	2.6	0.1

Cost of sales	88.0	89.3	-1.3	88.8	87.8	1.0

Gross profit	12.0%	10.7%	1.3%	11.2%	12.2%	-1.0%

Material – Material cost as a percentage of net sales decreased for the three and nine month periods ended September 30, 2006 when compared to the corresponding periods in 2005. The large decrease of 3.2% for the three months ended September 30, 2006 was primarily attributable to recording the results of physical inventories during the third quarter and adjusting its estimated charge to cost of sales for the three and nine months ended September 30, 2006.  For the nine months ended September 30, 2006, the slight decrease of 0.2% is due principally to selling price increases implemented to offset escalating raw material costs.

With regard to physical inventory adjustments, the Company has historically experienced and recorded both favorable and unfavorable adjustments.  For the three months ended September 30, 2006 the Company recorded a net favorable $1.9 million adjustment compared to a net unfavorable $1.1 million adjustment for the three months ended September 24, 2005.  Due to our product diversity, complexity, customization and on-line engineering, inventory relief using standard bills of material does not provide full relief of our inventory.  Therefore, the Company records an estimated adjustment based on various factors. Beginning in late 2005 and throughout 2006, the Company has intensified its bills of material accuracy initiatives and cost relief functions in conjunction with selectively performing additional interim physical inventories and recording any adjustments relating thereto. (See “Inventory Relief” below in our discussion of “Critical Accounting Policies and Estimates” and Part I, Item 4, Controls and Procedures).

Additionally, during the first three quarters of 2006, the Company experienced significant upward cost pressures on aluminum, steel and wood components.  To combat these cost increases, the Company implemented price increases on a majority of its truck division products effective in late April and August of 2006. Due to the strength of our backlog and the fact we honor pricing for existing orders and quotes, we anticipate the benefit of these price increases will increasingly be reflected in our revenues during the fourth quarter of 2006.  We continue to closely monitor and manage our major commodity costs through close communication and negotiation with key suppliers, utilizing cost monitoring tools (including major commodity index tracking) and developing strategies to mitigate cost and availability issues.  However, the Company will consider additional price increases should commodity prices continue to rise.  The Company also continually strives to reduce the cost of its product offerings through the development and use of innovative materials, robotics and improved processes.

Direct Labor – Direct labor as a percentage of net sales increased 0.6% and 0.1% for the three and nine months periods ended September 30, 2006 when compared to the corresponding periods in 2005, respectively.

For the three months ended September 30, 2006, the increase was partially due to labor inefficiencies at our Startrans Bus Division where we experienced flood-related damages that limited production for an approximate five-week period.  For the nine months ended September 30, 2006, the Company experienced a delay in OEM supplied chassis that caused the Company to temporarily shut down production lines in the first quarter, thereby negatively affecting labor and overhead absorption.  Despite these challenges, direct labor as a percentage of net sales remained relatively constant for both periods.

Overhead – Overhead as a percentage of net sales increased 1.2% and 1.0%, for the three and nine month periods ended September 30, 2006 when compared to the same periods in 2005, respectively.

The increase was due primarily to increased workers’ compensation costs, repairs and maintenance, utility costs, and warranty expense. Additionally, overhead expenses increased as a result of the Pony Xpress acquisition which occurred on February 28, 2006.  These increases were somewhat offset by reductions in group health insurance costs and other miscellaneous manufacturing overhead costs.

Delivery – Delivery expense as a percentage of net sales was constant for the nine month periods ended September 30, 2006 and September 24, 2005 and reflected a small increase in the current quarter compared to the third quarter of last year.

The Company utilized more cost effective outside delivery methods versus using its employees and owned equipment to deliver units.  However, fuel costs remain a concern and the Company will attempt to pass on higher fuel costs despite competitive pressures in its marketplace, though no assurance can be given in this regard.

Selling, general and administrative expenses

For the three months ended September 30, 2006, selling, general and administrative (“G&A”) expenses were $7.2 million (9.0% of net sales) which was $1.2 million higher than the $6.0 million (7.8% of net sales) for the three months ended September 24, 2005. For the nine months ended September 30, 2006, selling and G&A expenses were $21.4 million (8.1% of net sales) which was $1.7 million higher than the $19.7 million (7.5% of net sales) for the nine months ended September 30, 2005. The following table presents selling and G&A expenses as a percentage of net sales and the changes from period-to-period:

	Three Months Ended						Nine Months Ended
(millions)	September 30, 2006		September 24, 2005		Change		September 30, 2006		September 24, 2005		Change
Selling expenses	$3.0	3.7%	$2.2	2.8%	$0.8	0.9%	$8.5	3.2%	$7.1	2.7%	$1.4	0.5%
General and Adm. expenses	4.2	5.3	3.8	5.0	0.4	0.3	12.9	4.9	12.6	4.8	0.3	0.1

Total	$7.2	9.0%	$6.0	7.8%	$1.2	1.2%	$21.4	8.1%	$19.7	7.5%	$1.7	0.6%

Selling expenses – Selling expenses increased by $0.8 million or 36.4%, to $3.0 million for the three months ended September 30, 2006 from $2.2 million for the three months ended September 24, 2005.   For the nine months ended September 30, 2006, selling expenses increased $1.4 million or 19.7%, to $8.5 million compared to $7.1 million for the nine months ended September 24, 2005.

The higher selling expenses in the quarter and year-to-date relate to a reduction in cooperative marketing funds the Company receives from chassis manufacturers. These funds, determined solely by programs established by the chassis manufacturers, have historically been used to help offset marketing and promotional expenses.  Additionally, selling expenses increased as a result of the acquisition of Pony Xpress and the addition of a two new corporate sales positions to promote the Company’s expanding product line.

G&A expenses – G&A expenses increased by $0.4 million, or 10.5%, to $4.2 million for the three months ended September 30, 2006 from $3.8 million for the three months ended September 24, 2005.   For the nine months ended September 30, 2006, G&A expenses increased $0.3 million, or 2.4%, to $12.9 million compared to $12.6 million for the nine months ended September 24, 2005.

The increase for the three and nine month periods in G&A expenses was primarily due to acquiring Pony Xpress and the addition of a new corporate position to focus on special projects.  The increase was partially offset by a decrease in the incentive bonus plan which was calculated based on lower pretax earnings in 2006 versus 2005.

Other Income

Other income for the three-month periods ended September 30, 2006 and September 24, 2005 was unchanged at $0.2 million.  For the nine months ended September 30, 2006, other income totaled $0.4 million compared to $0.5 million for the nine months ended September 24, 2005.  Other income consists of interest income, rental income, gain on sale of assets and other miscellaneous income received by the Company.

Interest expense

Interest expense increased by $0.3 million to $0.8 million for the three months ended September 30, 2006 from $.5 million for the three months ended September 24, 2005.  For the nine months ended September 30, 2006, interest expense increased $0.7 million to $2.3 million compared to $1.6 million for the nine months ended September 24, 2005.

The increase in interest expense resulted from higher short-term interest rates and finance charges incurred on our consigned chassis inventory. In July 2005, the Company entered into a derivative swap agreement in an effort to mitigate the effect of the rising interest rate environment.  The swap agreement exchanges the debt obligations floating rate for fixed interest rates over the life of the debt.

Income before income taxes

Income before income taxes was $1.8 million for the three months ended September 30, 2006 compared to $2.0 million for the three months ended September 24, 2005.  For the nine months ended September 30, 2006, income before income taxes was $6.4 million compared to $11.4 million for the nine months ended September 24, 2005. As discussed above, the $1.9 million favorable book to physical inventory adjustments recorded in the third quarter of the current year and the $(1.1) million unfavorable adjustment recorded in last year’s third quarter had significant impacts on quarterly operating results for both quarterly periods.

Income taxes

The Company’s effective income tax rate was 35.0% for the nine-month period ended September 30, 2006 compared to 35.9% for the nine-month period ended September 24, 2005.  The reduction is due mainly to an expected change in the Company’s applicable federal tax bracket from 35% in 2005 to 34% in 2006 resulting from lower levels of pre-tax income.

Net income and earnings per share

Net income decreased by $.1 million to $1.2 million (1.6% of net sales) for the three months ended September 30, 2006 from $1.3 million (1.7% of net sales) for the three months ended September 24, 2005.  For the nine months ended September 30, 2006, net income decreased $3.1 million to $4.2 million (1.6% of net sales) compared to $7.3 million (2.8% of net sales) for the nine months ended September 24, 2005.

Basic earnings per share were $.10 and $.33 for the three and nine months ended September 30, 2006 compared to $.10 and $.59 per share for the three and nine months ended September 24, 2005.  Diluted earnings per share were $.10 and $.32 for the three and nine months ended September 30, 2006 compared to $.10 and $.57 per share for the three and nine months ended September 24, 2005.

Liquidity and Capital Resources

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.

Borrowings under the Company’s revolving line of credit at September 30, 2006 were $28.8 million, a $3.4 million increase since December 31, 2005.  The increased borrowings are directly associated with the higher levels of accounts receivable, inventories, and the working capital requirements associated with the acquisition of Pony Xpress.  In order to support our continued growth and product introductions, the Company’s revolving line of credit was amended and increased by $5.0 million effective November 1, 2006.

Operating activities

Operating activities provided $4.3 million of cash for the nine months ended September 30, 2006 compared to $4.4 million for the nine months ended September 24, 2005.  Net income and depreciation were the largest source of increases from operating activities totaling $4.2 million and $3.2 million, respectively, for nine months ended September 30, 2006.  For the nine months ended September 30, 2006, the Company used $3.2 million for changes in operating assets and liabilities which resulted from higher levels of accounts receivable, inventories and other current assets.

Investing activities

Investing activities used $4.2 million of cash for the nine months ended September 30, 2006 compared to $4.8 million used by investing activities for the nine months ended September 24, 2005.

Liquidity and Capital Resources, Concluded.

Major capital expenditures for the nine months ended September 30, 2006 related to the purchase of a manufacturing facility located in White Pigeon, Michigan, for the expansion of the acquired operations of Pony Xpress and a purchase of a manufacturing facility in Ligonier, Indiana.  Major capital disposals during the nine months ended September 30, 2006 included the sale of one of our manufacturing facilities in Pennsylvania as a result of relocating to a larger and more efficient facility in 2005.  A gain of $53 thousand was recorded on the sale of the facility.  Additionally, the Company had an increase in its short-term investments related to its captive insurance subsidiary during the nine months ended September 30, 2006.

Financing activities

Financing activities used $1.3 million of cash for the nine months ended September 30, 2006 compared to $0.8 million of cash used by financing activities for the nine months ended September 24, 2005.

The increased level of financing activities occurred primarily as a result of the $3.6 million of cash dividends paid during the first three quarters of 2006 compared to $2.1 million paid in the first three quarters of 2005.  The Company also received no proceeds from the exercise of stock options in the first nine months of 2006 whereas $2.1 million was received in the first nine months of 2005.  Borrowings under the revolving line of credit and long-term debt increased $2.3 million during the first three quarters of 2006 compared to net repayments of $.8 million during the same period in 2005.

The Company’s board of directors approved an increase in our quarterly cash dividend from three and one-half cents per share to nine and one-half cents per share beginning with the third quarter 2005 cash dividend.  Business conditions permitting, the quarterly cash dividend will remain at nine and one-half cents per share during 2006 which would approximate $4.8 million of cash dividends paid to our shareholders.  The Company’s credit agreement was amended in September 2005 to delete negative covenants related to the declaration or authorization of dividends and the entering into or the assumption of operating lease obligations.  The amendment also involved more favorable performance pricing based on the Company’s strong balance sheet. All borrowings under the revolving line of credit are unsecured.

Contractual Obligations

Our fixed, noncancelable obligations as of September 30, 2006 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (a)	$35,519,546	$1,980,596	$30,379,470	$2,179,521	$979,959
Operating Leases (b)	3,102,042	789,967	1,569,010	743,065	—

Total	$38,621,588	$2,770,563	$31,948,480	$2,922,586	$979,959

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

Off-Balance Sheet Arrangements

As of September 30, 2006, the Company had no off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that would affect future operating results.

Excess and Obsolete Inventories – The Company must make estimates regarding the future use of products and provide a provision for obsolete or slow-moving inventories.  If actual product life-cycles, product demand or market conditions are less favorable than those projected by Management, additional inventory write-downs may be required that would affect future operating results.

Inventory Relief –For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of gross profit percentage method, standard bills of material, adjusted for scrap and other estimated factors affecting inventory relief.  Because of the customized nature of the Company’s products, it is difficult to place full reliance on the bills of material for accurate relief of inventories.  Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments, which are based on estimates, are necessary in an effort to assure correct relief of inventories for products sold.  The estimate calculations consider the customized nature of products, historical inventory relief percentages, scrap variances and other factors which could impact inventory relief.  The accuracy of the inventory relief is not known until interim and or annual physical inventories are conducted at each of the Company’s plant locations.  In prior years, management had concluded that it was not practical to consider more frequent physical inventories because of the size of our sales order backlog and the costs associated with ceasing production for the purpose of conducting physical inventories.

Critical Accounting Policies and Estimates, Concluded

During 2005, the Company’s annual physical inventories resulted in a net unfavorable adjustment of $1.1 million which was recorded in the third quarter of 2005.  Subsequent to the 2005 third quarter adverse inventory adjustments, Management dedicated significant in-house resources refining bills of materials, improving cost accounting functions and instituting new inventory policies and procedures.  In addition, Management implemented more frequent physical inventories at certain locations.

The third quarter of 2006 was favorably impacted by $1.9 million of inventory adjustments resulting from physical inventories conducted during June, July and August at all the Company’s plant locations, with most of the adjustment attributable to inventory quantity adjustments.  Because the Company does not have perpetual inventory systems to track inventory quantities for raw materials and work-in-progress and it is not always practical or cost beneficial to cease production to conduct physical inventories, the Company has continued to be dependent on physical inventory procedures and such favorable or unfavorable adjustments are historically material to the quarterly period in which such adjustments are recorded.  Further, it is not possible to determine the impact of physical inventory adjustments on prior interim periods, since data on interim inventory quantities is not available.  See Part I, Item 4, Controls and Procedures for further discussion of this matter.

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

Accrued Warranty – The Company provides limited warranties for periods of up to five years from the date of retail sales.  Estimated warranty costs are provided for at the time of sale and are based upon historical experience.  Differences between future actual warranty costs and the estimated warranty accrual will result in adjustments to the Company’s future operating results; however, historically such differences have not been material.

Forward-Looking Statements

This report contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), other than historical facts, which reflect the view of the Company’s Management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, the Company’s Management.  Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations are reasonable, and it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company’s product is dependent, availability of raw materials, raw material cost increases, and severe interest rate increases.  Additional risks are set forth on Form 10-K for the year ended December 31, 2005.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current views of the Company’s Management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as they are designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the significant physical inventory adjustments which were recorded in the recent quarter ended September 30, 2006 and as disclosed in Item 2 and in the notes to consolidated financial statements of this Form 10-Q, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2006, and in the opinion of the CEO and CFO, immediate corrective actions are required. A detailed discussion of the issue and the intended corrective actions follow.

Management has developed over a number of years a costed bill of material system to estimate its cost of sales on a monthly basis.  An integral part of this system is the taking of “wall to wall” annual physical inventories at all plant locations to true-up the costs of sales estimates recorded during the fiscal year.  Such annual physical inventories are historically taken during June, July and August of each year.  In addition, interim physical inventories at certain plant locations may be taken during the year when management believes there may be costing issues or potential problems at those plants.  Management views these annual and interim physical inventories as an integral part of its cost system and views the physical inventory results to be a change in estimate and, accordingly, records adjustments resulting from physical inventories in the period in which the results of the physical inventories are finalized.

Historically, the adjustments resulting from physical inventories have not been and continue not to be material to inventory balances or annualized cost of sales, although such adjustments may be significant to the reported pretax income and net income in the quarter in which the adjustment is recorded.  Such was the case in 2005 when the annual physical inventories resulted in a $(1.1) million unfavorable adjustment and in 2006 when an inventory gain of $1.9 million occurred. The $1.9 million physical inventory adjustment was 3.6% of inventories at September 30, 2006 and 0.6% of annualized cost of sales. These amounts were reflected in the third quarter of each of the reporting periods as changes in estimates and these amounts are prominently discussed and disclosed to allow the reader to determine their impact on the reported results as of the third quarters and for the year.

Subsequent to the $(1.1) million unfavorable annual physical inventory adjustment recorded in the third quarter of fiscal year ended December 31, 2005, the Company expended significant internal resources to improve its accounting controls and procedures related to valuation of inventories and recognition of cost of sales for interim/quarterly financial reporting, including: refining bills of materials, improving its cost accounting functions, conducting interim physical inventories at certain plant locations and instituting new inventory policies.  Subsequently, certain interim physical inventories, which resulted in book to physical adjustments that were not material to the interim financial statements, caused management to believe that such matter had been adequately addressed.  However, the $1.9 million favorable inventory adjustments for physical inventories conducted at all plant locations during June, July and August 2006, indicated that inventory costing procedures for interim financial reporting were continuing to result in potentially inaccurate interim/quarterly financial reporting.  Because the inventory adjustment for annual physical inventories changed from a net unfavorable $(1.1) million adjustment recorded in last year’s third quarter to the $1.9 million favorable adjustment recorded in the current third quarter, it is apparent that management addressed the issues that caused the unfavorable adjustment and recorded inventory relief estimates which proved to be too conservative. In addition, the time required to complete the pricing and summarization of the June 2006 physical inventories prevented the Company from including the results in the Form 10-Q for the quarter ended July 1, 2006 and resulted in the recognition of the physical inventory adjustments, attributable to the June 2006 physicals, in the Form 10-Q for the quarter ended September 30, 2006.

In light of the foregoing, management has implemented procedures that it believes will positively impact the effectiveness of internal control over interim financial reporting, including the following:

1.                                  Quarterly physical inventories will be conducted at those plant locations that have had significant book to physical inventory adjustments in recent periods until such time as management is able to determine that its bills of materials and other inventory relief procedures will result in correct inventory valuation at the end of accounting periods and proper recognition of cost of sales for interim financial reporting.

2.                                  At those plant locations where a quarterly physical inventory is not performed, a more thorough review of inventory costing procedures will be made at the end of interim periods to provide additional assurance that the procedures for valuation of inventories and recognition of cost of sales is reasonable.

3.                                  Procedures will be implemented to assure that interim quarterly physical inventories are priced and summarized on a timely basis in order that any book to physical inventory adjustments will be recorded in the period of the physical inventory rather than the subsequent accounting period.

Additionally, corrective actions also include additional procedures at corporate to strengthen ongoing reviews of plant accounting activities through the utilization of our corporate accounting staff.

The Company believes that it will be able to improve its internal control procedures through these corrective actions by more quickly identifying inaccuracies in its cost estimates and reporting these on a more contemporaneous basis. Notwithstanding the Company’s corrective efforts, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting - Except as disclosed above, there have been no changes in the Company’s internal control over financial reporting for the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Raw materials

The Company does not have long-term raw material contracts and is dependent upon suppliers of steel, aluminum, wood and fiberglass materials, for its manufacturing operations. Consequently, our ability to produce and deliver our products could be affected by disruptions encountered by our raw material suppliers or freight carriers.  Additionally, competitive market conditions may prevent the Company from implementing price increases to offset raw material cost increases.

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

The Company also faces risk relative to finance charges for maintaining excess chassis inventory.  Under these consigned inventory agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance charge on the chassis.

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

Price volatility and low trading volumes

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.  Overall market conditions and other risk factors described herein may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve-month period ended September 30, 2006, were $9.56 and $6.10, respectively.  Our Class A Common Stock is listed on the American Stock Exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve-month period ended September 30, 2006, our daily trading volume has been as low as zero.

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

ITEM 2.                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.                                         DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

SUPREME INDUSTRIES, INC.

BY: /s/ Jeffery D. Mowery
DATE: November 14, 2006	Jeffery D. Mowery

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