Form 10-K
period 2006-12-30
SUPREME INDUSTRIES INC
filed 2007-03-28
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006.

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

Registrant’s telephone number, including area code: - (574) 642-3070

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter; based on the last closing sale price of $7.18 per share for the common stock on the American Stock Exchange on such date was approximately: $63,933,477

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2007
Class A Common Stock ($.10 Par Value)	10,745,494 shares
Class B Common Stock ($.10 Par Value)	2,024,133 shares

Documents Incorporated by Reference

Parts of Form 10-K Into Which the
Document	Document is Incorporated
Portions of the Proxy Statement for Annual Meeting of
Shareholders to be held on May 3, 2007	Part III

The Index to Exhibits is on page 54 in the sequential numbering system.  Total pages 65.

PART I

ITEM 1.  BUSINESS.

History

Supreme Industries, Inc., a Delaware corporation (the “Company” or “Supreme”), is one of the nation’s leading manufacturers of specialized vehicles, including trucks, buses and armored vehicles.  The Company was incorporated in 1979 and originally had one operating subsidiary, TGC Industries, Inc., which was spun-off to stockholders of the Company effective July 31, 1986.

Supreme Corporation, the Company’s wholly-owned operating subsidiary, was formed in January 1984 to acquire a company engaged in the business of manufacturing, selling and repairing specialized truck bodies, shuttle buses and related equipment.

Financial Information About Operating Segments

The Company has two operating segments, specialized vehicles and vertically integrated fiberglass products.  The vertically integrated fiberglass products segment does not meet the quantitative thresholds for separate disclosure.  See segment information in Note 1 - Nature of Operations and Accounting Policies, of the Notes to Consolidated Financial Statements (Item 8).

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

Supreme also makes its own fiberglass wind deflectors under the name of Fuel Shark, which reduce wind resistance and improve fuel efficiency.  Supreme is not in the business of manufacturing long-distance truck-trailers.

The following table shows net sales contributed by each of the Company’s product categories:

	2006	2005	2004
Specialized vehicles:
Trucks	$263,957,500	$267,563,822	$244,135,169
Buses	59,396,203	56,112,684	47,547,153
Armored vehicles	8,361,974	9,203,059	6,309,964
	331,715,677	332,879,565	297,992,286
Composites	9,031,112	8,373,287	9,334,024
	$340,746,789	$341,252,852	$307,326,310

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

Armored trucks.  Supreme’s armored trucks are built to customer specifications in aluminum, galvaneal or stainless steel.

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

StarTrans® Tourliner.  StarTrans® introduced its Tourliner model at the BusCon show in October 2006.  This luxury touring coach provides transportation for up to 39 passengers and is marketed to church groups, retirement communities, colleges and other touring organizations.  Production of the Tourliner will begin in early 2007.

StarTrans® Activity Bus.   StarTrans® developed the Activity Bus during 2006 and will be starting production in early 2007.  This bus is a stylish replacement for the former 15 passenger van and is marketed to churches, schools, day care centers and other organizations in need of shuttle bus capabilities.

Silver Crown.  Silver Crown luxury motorcoaches are custom designed for the enthusiast in the race car, show horse, sports car and motorcycle industries.  The custom design along with the strength of a Freightliner chassis allows for towing capacity of large trailers with the comforts of a high-end recreational vehicle.

Pony Xpress.  Pony Xpress manufacturers motorhomes, totorhomes and garages on a variety of OEM chassis.  The product provides towing capacity and mobility for a variety of hauling needs with the comforts of a traditional recreation vehicle.

Kold King®, Nordica®, Iner-City®, Spartan, StarTrans®, and Fuel Shark are tradenames used by Supreme in its marketing of truck bodies and buses.  Kold King®, Nordica®, Iner-City®, and StarTrans® are trademarks registered in the U.S. Patent and Trademark Office.

The Silver Crown and Pony Xpress products were added during 2006 with the Company’s acquisition of the business operations and assets of Pony Xpress, Inc. (See Note 2 — Business Acquisition, of the Notes to Consolidated Financial Statements (Item 8).

Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies and garbage packers.  Neither Supreme nor any of its competitors manufacture every type of specialized vehicle.

Manufacturing

Supreme’s manufacturing facilities are located in Goshen and Ligonier, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania; Woodburn, Oregon and White Pigeon, Michigan.  Supreme’s Management estimates that the capacity utilization of its plants and equipment ranges from 60% to 90% of capacity when annualized on a one-shift basis.  At various times during the year, several of the Company’s plants operate at near capacity to fulfill large fleet order contracts.

Supreme builds specialized vehicles and installs other equipment on truck chassis, most of which are provided by converter pool agreements or are owned by dealers or end-users.  These truck bodies are built on an assembly line from engineered structural components, such as floors, roofs, and wall panels.  These components are manufactured from Supreme’s proprietary designs and are installed on the truck chassis.  Supreme then installs optional equipment and applies any special finishes that the customer has specified.  At each step of the manufacturing and installation process, Supreme conducts quality control procedures to ensure that the products meet its customers’ specifications.  Supreme’s products are generally produced to firm orders and are designed and engineered by Supreme.  Order levels will vary depending upon price, competition, prevailing economic conditions and other factors.

Supreme is more vertically integrated than many of its competitors.  The Company manufactures its own fiberglass reinforced plywood, fiberglass parts, and has extensive roll forming and metal bending capabilities.  A portion of the excess capacity of these fabrication capabilities is used to supply products to the recreational vehicle and marine industries.  These component manufacturing facilities are located in Goshen and Ligonier, Indiana.

Supreme provides limited warranties against construction defects in its products.  These warranties generally provide for the replacement or repair of defective parts or workmanship for periods of up to five years following the date of retail sale.

Marketing

Supreme normally sells the vehicle and/or equipment that has been installed on the chassis to commercial dealers, distributors, fleet leasing companies or directly to end-users.  Products purchased by a dealer from Supreme are sold by the dealer to its own customers.  Since Supreme or its distributors generally service all Supreme products sold by the dealers, each dealer is normally located within relatively close geographic proximity to Supreme or the distributor supplying such dealer.

Supreme’s distributor/dealer network consists of approximately 40 bus distributors, a limited number of truck equipment distributors and approximately 1,000 commercial dealers.  Management believes that this large network, coupled with Supreme’s geographically-dispersed plant and distribution sites, gives Supreme a distinct marketing advantage over its competitors.  Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

Supreme directly markets products in geographic areas where the Company does not have a distributor.  The Company currently has distribution/mounting facilities in or near the cities of St. Louis, Missouri; Louisville, Kentucky; Cleveland and Columbus, Ohio; Orlando, Florida; Houston and San Antonio, Texas; Denver, Colorado and Harrisville, Rhode Island.

Approximately 85 employees are engaged in direct sales.  Supreme engages in direct advertising in trade publications, trade shows and cooperative advertising campaigns with distributors.

Trademarks

The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme.  Management believes that these trademarks have significant customer goodwill.  For this reason, Management anticipates renewing each trademark discussed above for an additional ten-year period prior to such trademark’s expiration.

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories.  The Company believes its days sales outstanding and its days inventories on hand are within normal industry levels.  The Company had working capital of $66.6 million and $60.8 million at December 30, 2006 and December 31, 2005, respectively.

Major Customers

No single customer, or group of customers, accounted for 10% or more of the Company’s net sales for the fiscal years ended in 2006, 2005, and 2004.  The Company’s export sales are not significant.

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

Employees

As of December 30, 2006 and December 31, 2005, the Company employed approximately 2,400 employees, respectively, none of whom are represented by a collective bargaining unit.  The Company considers its relations with its employees to be very favorable.

Back Log

The Company’s backlog of firm orders was $97.5 million at December 30, 2006 compared to $90.3 million at December 31, 2005.

Executive Officers of the Registrant

The name, age, business background, positions held with the Registrant and tenure of each of the Registrant’s executive officers are set forth below.  No family relationship exists among any of the executive officers.

Name, Age, and Business Experience	Served as Executive Officer Since	Position(s) With Company

Herbert M. Gardner, 67
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

	1979	Chairman of the Board

Robert W. Wilson, 62 President and Chief Operating Officer of the Company since February 2006; Executive Vice President of the Company from December 1992 through February 2006; Treasurer and Chief Financial Officer of the Company from December 1992 through April 2005; Vice President of Finance, Treasurer, and Assistant Secretary of Supreme Corporation, a subsidiary of the Company, from 1998 through April 2005; co-holder of Office of the President of Supreme Corporation from November 2000 through April 2005.	1992	President and Chief Operating Officer

William J. Barrett, 67
President of Barrett-Gardner Associates, Inc., an investment banking firm since November 2002, and previously Senior Vice President of Janney Montgomery Scott LLC, investment bankers; Secretary and Assistant Treasurer of the Company and a Director since 1979 and Executive Vice President (Long Range and Strategic Planning) of the Company since 2004; Chairman of the Board and Director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company; a Director of TGC Industries, Inc., a company engaged in the geophysical services industry; a Director of MassMutual Corporate Investors, a closed-end investment company; and a Director of MassMutual Participation Investors, a closed-end investment company.

	1979	Executive Vice President (Long Range and Strategic Planning), Secretary and Assistant Treasurer

Jeffery D. Mowery, 44 Treasurer and Chief Financial Officer of the Company since May 2005; Vice President of Finance of Supreme Corporation, a subsidiary of the Company, since May 2005; and Controller of Supreme Corporation from April 1998 to May 2005.	2005	Treasurer, Chief Financial Officer and Assistant Secretary

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

Increases in the price and demand for steel and other raw materials could lower our margins and profitability.

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

Volatility in the supply of vehicle chassis and other vehicle components could adversely affect our business because they may reduce the number of truck bodies and buses that we can manufacture or result in excess inventory costs.

Supreme generally does not purchase vehicle chassis for its inventory.  Supreme accepts shipment of vehicle chassis owned by dealers or end-users, for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis.  In the event of a labor disruption or other uncontrollable event adversely affecting all or most of the companies which manufacture and/or deliver such chassis, Supreme’s level of manufacturing could be substantially reduced.  The Company has established relationships with all major chassis manufacturers.  In the event of a disruption in supply from one manufacturer, the Company would attempt to divert its demand to the other manufacturers.  Approximately 30% of the chassis involved in Supreme’s manufacturing have been secured through converter pool agreements with three major chassis manufacturers that provide for truck chassis pools at each of Supreme’s manufacturing facilities.

The Company also faces risk relative to finance charges for maintaining excess chassis inventory.  Under these consigned inventory agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance charge on the chassis.

We compete in the highly competitive specialized vehicle industry, which may impact our financial results.

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

We have potential exposure to environmental and health and safety liabilities, which may increase costs and lower profitability.

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

A product liability claim in excess of our insurance coverage, or an inability to acquire or maintain insurance at commercially reasonable rates, could have a materially adverse effect upon our business.

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

Our manufacturer’s warranties expose us to potentially significant claims.

We are subject to product warranty claims in the ordinary course of our business.  If we manufacture poor quality products or receive defective materials, we may incur unforeseen costs in excess of what we have reserved in our financial statements.  These costs could have a material adverse affect on our business and operating cash flows.

We depend on the services of our key executives.  Any loss of our key executives could have a material adverse effect on our operations.

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

Our relatively low trading volumes may limit our shareholders’ ability to sell their shares.

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve months period ended December 30, 2006, were $8.00 and $6.05, respectively.  Our Class A Common Stock is listed on the American Stock Exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other public-traded securities.  For example, during the twelve months period ended December 30, 2006, our daily trading volume has been as low as zero.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

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

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company, which may adversely affect our stock price.

Our outstanding Common Stock is split into two classes.  The Class A Common Stock is listed on the American Stock Exchange, and the holders thereof are entitled to elect three members of the Company’s Board of Directors.  The majority (90.9%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining six members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for you to receive any related take-over premium for your shares (unless the controlling group approves the sale).

(See other risk factors listed under the following captions:  Critical Accounting Policies and Estimates, Forward-Looking Statements, and Control Risks)

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Registrant as of December 30, 2006.

	Square	Owned or
	Footage	Leased	Operating Segment
Manufacturing of Products
Jonestown, Pennsylvania	429,376	Owned	Specialized Vehicles
Goshen, Indiana	287,796	Leased	Specialized Vehicles
Goshen, Indiana	195,939	Owned	Specialized Vehicles
Cleburne, Texas	177,035	Owned	Specialized Vehicles
Woodburn, Oregon	131,160	Owned	Specialized Vehicles
Griffin, Georgia	105,379	Leased	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
Griffin, Georgia	86,400	Owned	Specialized Vehicles
White Pigeon, Michigan	49,780	Owned	Specialized Vehicles
Ligonier, Indiana	23,540	Owned	Specialized Vehicles
Cleburne, Texas	1,440	Leased	Specialized Vehicles
	1,591,045

Manufacturing of Component Parts
Goshen, Indiana	57,570	Owned	Fiberglass Products
Ligonier, Indiana	52,142	Owned	Fiberglass Products
	109,712

Distribution
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Houston, Texas	14,533	Owned	Specialized Vehicles
Streetsboro, Ohio	11,900	Owned	Specialized Vehicles
Denver, Colorado	11,575	Leased	Specialized Vehicles
Springfield, Ohio	11,200	Owned	Specialized Vehicles
San Antonio, Texas	7,000	Owned	Specialized Vehicles
Louisville, Kentucky	6,664	Owned	Specialized Vehicles
Apopka, Florida	5,200	Owned	Specialized Vehicles
St. Louis, Missouri	4,800	Owned	Specialized Vehicles
	92,872

Properties Held for Sale
Wilson, North Carolina (1)	113,694	Owned	Not Applicable

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable

Total square footage	1,933,323

(1)                 During the third quarter of 2002, the Company ceased business operations at its facility in Wilson, North Carolina.  Since then, the property has been, and continues to be, listed for sale; however, the Company has been unable to sell the property because of the economic conditions and excess building facilities in this region of the country.

The facilities owned or leased by the Company are well maintained, in good condition and adequate for our purposes.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 30, 2006.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of March 20, 2007 was approximately 257.  Due to the number of shares held in nominee or street name, it is likely that there are more than 257 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $6.00 per share on the American Stock Exchange on March 20, 2007 on which date there were 10,745,494 shares of Class A Common Stock outstanding.  High and low sales prices of the Class A Common Stock for the two-year period ended December 30, 2006 were:

	2006		2005
	High	Low	High	Low
1st Quarter	$8.00	$7.20	$7.25	$6.20
2nd Quarter	7.61	6.10	8.35	5.90
3rd Quarter	7.28	6.05	9.50	7.27
4th Quarter	6.89	6.05	9.56	7.35

All of the 2,024,133 outstanding shares of the Company’s Class B Common Stock were held by a total of 14 persons as of March 20, 2007.  There is no established trading market for the Class B Common Stock.  Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common

Stock, and ownership of the Class B shares is deemed to be beneficial ownership of the Class A shares under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

The Board of Directors approved the following cash dividends on its outstanding Class A and Class B Common Stock during the years ended December 30, 2006 and December 31, 2005:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share

2005
January 28, 2005	February 7, 2005	February 14, 2005	$.035
May 2, 2005	May 16, 2005	May 23, 2005	$.035
June 6, 2005	July 25, 2005	August 1, 2005	$.095
October 28, 2005	November 14, 2005	November 21, 2005	$.095

2006
February 7, 2006	February 20, 2006	February 27, 2006	$.095
May 1, 2006	May 15, 2006	May 22, 2006	$.095
August 8, 2006	August 21, 2006	August 28, 2006	$.095
October 26, 2006	November 13, 2006	November 20, 2006	$.095

The Board of Directors has expressed its intentions to continue the $.095 per share quarterly cash dividend indefinitely, business conditions permitting.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 30, 2006 with an overall stock market index (AMEX Composite Index) and the Company’s peer group index (AMEX Sector Index - Industrial).  The data in the graph assumes $100 was invested on December 31, 2001.  The graph lines merely connect the beginning and the end of the measuring period and do not reflect fluctuation between those dates.

	12/31/01	12/28/02	12/27/03	12/25/04	12/31/05	12/30/06
Supreme Industries, Inc. (STS)	$100	$99	$157	$167	$203	$167
AMEX Sector Index - Industrial (XID)	$100	$108	$158	$203	$250	$304
AMEX Composite Index (XAX)	$100	$97	$138	$169	$208	$243

ITEM 6.                                                     SELECTED FINANCIAL DATA.

Consolidated Income Statement Data:	For Fiscal Years Ended
(in millions, except per share amounts)	2006	2005	2004	2003	2002
Net sales (a)	$340.7	$341.3	$307.3	$224.9	$209.6

Net income	4.6	8.3	4.7	4.6	3.6

Net income per share: (b)
Basic earnings per share	.36	.67	.39	.39	.30
Diluted earnings per share	.36	.65	.38	.38	.30

Cash dividends per common share	.38	.26	.14	.03	—

Consolidated Balance Sheet Data:
(in millions)
Working capital	$66.6	$60.8	$50.9	$42.9	$29.3

Total assets	142.1	137.4	129.2	106.3	87.9

Long-term debt (excluding current maturities)	38.9	31.4	28.8	17.4	7.4

Stockholders' equity	75.2	75.2	67.6	63.6	59.0

(a)             Net sales for 2002-2005 have been adjusted from amounts previously reported as "Revenue" to exclude other income and report only net sales.

(b)            All per share amounts for 2002 have been adjusted for the common stock dividend paid on October 16, 2003.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of 2006 with 2005

Net Sales

Net sales for the year ended December 30, 2006 decreased $.6 million, or .2%, to $340.7 million compared to $341.3 million for the year ended December 31, 2005.  The slight decrease in net sales was primarily attributable to an 18% reduction in our fleet sales.  An industry-wide reduction in truck purchases contributed to lower fleet sales but this was offset by increases in our core dry freight product line and our StarTrans Bus Division which increased 3% and 6%, respectively.  We partially attribute the increased retail demand of our dry freight product line to customers buying 2006 chassis to avoid the higher cost of 2007 chassis.  New, more stringent diesel engine emission standards became effective for engines produced beginning January 1, 2007.  Though difficult to predict with certainty, we believe this revenue acceleration which benefited 2006 could, and most likely will have an adverse impact on our retail dry freight truck product line and possibly other products in 2007. However, because of our broad and diverse product line, we are hopeful of mitigating the effect on second half 2007 revenues. The increased StarTrans Bus Division revenues were the result of a strong demand for mid-size buses and a new cycle of Transit Authority purchasing.  Our total sales backlog was $97.5 million at December 30, 2006 compared to $90.3 million at December 31, 2005.

On February 28, 2006, we acquired the business operations and assets of Pony Xpress, Inc. (“Pony Xpress”), a manufacturer of highly-specialized vehicles.  Though a relatively small acquisition, it provides us with the platform for our newly formed “Silver Crown” operations.  Silver Crown has unique manufacturing expertise that will enable our entry into additional highly specialized vehicle markets including Homeland Security.  In the fourth quarter of 2006, the Company introduced a higher-end product which is being marketed under the Silver Crown name and has broadened the existing Pony Xpress product line.  From the date of acquisition, Silver Crown sales for the year ended December 30, 2006 totaled $4.1 million.

Cost of Sales and Gross Profit

Gross profit decreased by $3.5 million, or 8.5%, to $37.6 million (11.0% of net sales) for the year ended December 30, 2006 compared to $41.1 million (12.1% of net sales) for the year ended December 31, 2005.  The following table presents the components of cost of sales as a percentage of net sales for 2006 and 2005 and the changes from 2005:

	2006	2005	Percent Change
Material	56.8%	56.6%	0.2%
Direct labor	14.3	14.0	0.3
Overhead	15.1	14.5	0.6
Delivery	2.8	2.8	—
Cost of sales	89.0	87.9	1.1
Gross profit	11.0%	12.1%	-1.1%

Material — Material cost as a percentage of net sales was 56.8% in 2006 compared to 56.6% in 2005.  The slight increase of .2% is primarily due to our growing StarTrans Bus Division and our newly acquired Silver Crown division, which have a higher material content and accounted for a larger portion of our total sales volume in 2006.  Additionally, the Company experienced escalating steel and aluminum raw material costs throughout 2006 but was able to offset most of these increases with price increases on a majority of its truck division products effective in late April and August of 2006.

We continue to closely monitor and manage our major commodity costs through close communication and negotiation with key suppliers, utilizing cost monitoring tools and developing strategies to mitigate cost and availability issues.  The Company also continually strives to reduce the cost of its product offerings through the development and use of innovative materials, robotics and improved processes.

Historically, the Company has experienced and recorded both favorable and unfavorable physical inventory adjustments.  In the third quarter of fiscal year 2006, the Company recorded a $1.9 million favorable inventory adjustment compared to a $1.1 million unfavorable adjustment recorded in the third quarter of fiscal year 2005.  Due to our product diversity, complexity, customization and on-line engineering, inventory relief using standard bills of material does not provide full relief of our inventory.  Therefore, the Company records an additional cost relief adjustment based on various factors. Beginning in late 2005 and throughout 2006, the Company intensified its bills of material accuracy initiatives and cost relief systems and methods in conjunction with performing additional interim physical inventories and recording any adjustments relating thereto.  In 2006, the Company improved its bills of materials accuracy without changing its cost relief adjustment to account for these improvements, resulting in the favorable inventory adjustment. The more frequent physical inventories and the continued improvements from the process improvement initiatives should enable the Company to continue to reduce the magnitude of physical inventory adjustments.

Direct Labor — Direct labor as a percentage of net sales was 14.3% in 2006 compared to 14.0% in 2005.  The direct labor percentage increase was the result of a delay in OEM supplied chassis in the first quarter that caused the Company to temporarily shut down production lines, thereby negatively affecting labor and overhead absorption.  Despite these challenges, direct labor as a percentage of net sales remained relatively constant for both years.

Overhead — Overhead as a percentage of net sales was 15.1% in 2006 compared to 14.5% in 2005.  The increase was primarily due to higher workers’ compensation costs.  These costs increased $1.0 million, or 109%, year-over-year, due to increased high-dollar claims. In an effort to reduce future claims, the Company implemented additional safety programs.  The Company’s 2006 accident incident rate improved approximately 23% when compared to 2005. Other increases in overhead included higher repairs and maintenance costs and utility costs, which increased 21% and 12%, respectively.

Delivery — Delivery expense as a percentage of net sales was constant at 2.8% for both years ended December 30, 2006 and December 31, 2005.  The Company utilized more cost effective outside delivery methods versus using its employees and owned equipment to deliver units.  However, fuel costs remain a concern and the Company will continue to attempt to pass on higher fuel costs despite competitive pressures in its marketplace.

Selling, General and Administrative Expenses

Selling, general and administrative (“G&A”) expenses increased by $1.4 million, or 5.2%, to $28.5 million (8.4% of net sales) for the year ended December 30, 2006 from $27.1 million (8.0% of net sales) for the year ended December 31, 2005. The following table presents selling and G&A expenses as a percentage of net sales and the changes from year to year:

	2006	2005	Percent Change
Selling expenses	3.4%	3.0%	0.4%
G&A expenses	5.0	5.0	—
Total	8.4%	8.0%	0.4%

Selling expenses — Selling expenses increased by $1.4 million, or 13.9%, to $11.5 million for the year ended December 30, 2006 from $10.1 million for the year ended December 31, 2005.  The increased selling expenses relate primarily to higher compensation-related costs from adding corporate sales positions and a new sales force associated with our newly formed Silver Crown entity.  In addition, the Company experienced a reduction in cooperative marketing funds received from chassis manufacturers. These funds, determined solely by programs established by the chassis manufacturers, have historically been used to help offset marketing and promotional expenses.   To promote the Company’s expanding and extensive product lines, the Company also experienced higher show and related expenses in 2006.

G&A expenses — General and administrative expenses decreased by $.1 million, or .6% to $17.0 for the year ended December 30, 2006 from $17.1 million for the year ended December 31, 2005. The decrease in general and administrative expenses was primarily due to the decrease in incentive compensation tied directly to the decrease in pretax income.  The decrease was partially offset by increases in G&A wages related to our newly formed Silver Crown entity and the addition of a new corporate position to focus on special projects.

Other Income

Other income for the year ended December 30, 2006 decreased to $.6 million from $.8 million for the year ended December 31, 2005. Other income consists of rental income, gain on sale of assets and other miscellaneous income received by the Company through its various business activities.

Interest Expense

Interest expense increased by approximately $1.0 million, or 47.6%, to $3.1 million (.9% of net sales) for the year ended December 30, 2006 from $2.1 million (.6% of net sales) for the year ended December 31, 2005. The increase in interest expense resulted from increased borrowings under the Company’s working capital line of credit, higher interest rates and increased levels of chassis inventory.  The increased chassis levels related to the new Silver Crown product line, chassis from our armored product line and an unanticipated slow down in the light-duty truck market.  To mitigate the effect of higher interest rates, in July 2005, the Company entered into an interest rate swap agreement to reduce the impact of increasing interest rates on certain of its floating rate debt.  The swap agreement exchanges the debt obligation’s floating rate for fixed rate interest payments over the term of the swap agreement.

Income Taxes

The Company’s effective income tax rate was 30.2% for 2006 compared to 34.2% for 2005. The 2006 favorable reduction in the effective income tax rate was due to a change in the Company’s applicable federal tax bracket to 34% compared to 35% in 2005, resulting from lower levels of pre-tax income. The 2006 rate was also favorably impacted by tax-exempt underwriting income of a wholly-owned small captive insurance subsidiary, by the additional tax deduction allowed manufacturers under the 2004 American Jobs Creation Act and federal and state research and development tax credits.

Net Income and Earnings Per Share

Net income decreased by $3.7 million, or 45%, to $4.6 million (1.3% of net sales) for the year ended December 30, 2006 from $8.3 million (2.4% of net sales) for the year ended December 31, 2005.

Basic earnings per share decreased $.31 per share, or 46% to $.36 per share for the year ended December 30, 2006 from $.67 per share for the year ended December 31, 2005.

Diluted earnings per share decreased $.29 per share, or 45% to $.36 per share for the year ended December 30, 2006 from $.65 per share for the year ended December 31, 2005.

Liquidity and Capital Resources

Cash generated from operations and borrowings from the Company’s revolving line of credit were major sources of cash flows during 2006. The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.

Operating activities

Operating activities provided $1.7 in 2006 compared to $4.9 million in 2005. In 2006, net income adjusted for depreciation was the largest source of cash flows from operating activities totaling $4.6 million and $4.3 million, respectively. Operating cash flows for 2006 were negatively impacted by the $1.6 million increase in accounts receivable, the $2.5 million increase in inventories and the $2.3 million reduction in trade accounts payable. Working capital increased $5.8 million during 2006, principally due to higher levels of accounts receivables, inventories and the working capital requirements associated with the our new Silver Crown operation. In addition, inventories increased as a result of pre-building component parts for the 2007 fleet production and chassis purchases for our new Silver Crown operation.

Investing activities

Investing activities used $4.6 million of cash in 2006 compared to $6.8 million in 2005.

Major capital expenditures in 2006 related to the purchase of a manufacturing facility located in White Pigeon, Michigan, for the expansion of the acquired operations of Pony Xpress, a purchase of a manufacturing facility in Ligonier, Indiana and a land purchase in Goshen, Indiana. Major capital disposals included the sale of one of our manufacturing facilities in Pennsylvania as a result of relocating to a larger and more efficient facility in 2005. A gain of $63,000 was recorded on the sale of this facility. The Company intends to have lower levels of additions to property, plant and equipment in 2007.

Financing activities

Financing activities provided $2.7 million in 2006 compared to $1.7 million in 2005. The higher levels of financing activities occurred as a result of a decrease in operating cash flows and the acquisition and startup costs associated with Silver Crown. The Company’s board of directors approved an increase in our quarterly cash dividend from three and one-half cents per share to nine and one-half cents per share beginning with the third quarter 2005 cash dividend. Cash dividends paid in 2006 were $4.8 million compared to $3.3 million in 2005. The Company also received $33,000 from the exercise of stock options in 2006 compared to $2.2 million in 2005.

In order to support our continued growth and product introductions, the Company’s revolving line of credit was amended and increased by $5.0 million effective November 1, 2006. All borrowings under the revolving line of credit remain unsecured.

Comparison of 2005 with 2004

Net Sales

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

Cost of Sales and Gross Profit

Gross profit increased by $10.3 million, or 33.4%, to $41.1 million (12.1% of net sales) for the year ended December 31, 2005 compared to $30.8 million (10.0% of net sales) for the year ended December 25, 2004. The following table presents the components of cost of sales as a percentage of net sales for 2005 and 2004 and the changes from 2004:

	2005	2004	Percent Change
Material	56.6%	57.6%	-1.0%
Direct labor	14.0	15.0	-1.0
Overhead	14.5	14.3	0.2
Delivery	2.8	3.1	-0.3
Cost of sales	87.9	90.0	-2.1
Gross profit	12.1%	10.0%	2.1%

Material - Material cost as a percentage of net sales was 56.6% in 2005 compared to 57.6% in 2004. During 2005, our raw material costs stabilized from the volatile commodity cost environment of 2004, and consequently, our 2005 material cost as a percentage of net sales benefited from the selling price increases weimplemented. We continue to closely monitor our major commodities costs and are particularly concerned with the future cost of aluminum and the future cost and availability of hardwood flooring. Communication with key suppliers is ongoing, monitoring tools are in place and strategies to mitigate cost and availability issues are at the forefront of our planning activities.

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

Overhead - Overhead as a percentage of net sales was 14.5% in 2005 compared to 14.3% in 2004. Despite the higher net sales experienced in 2005, the Company was not able to achieve a lower overhead rate as a percentage of net sales principally due to increased amounts of group health insurance claim costs. These costs increased $2.6 million, or 103.4%, year-over-year. The Company has introduced wellness programs to its employees and made design changes to its group health plan in an effort to control future claim costs.

Delivery - Delivery expense as a percentage of net sales was 2.8% in 2005 compared to 3.1% in 2004. Delivery expenses remained relatively flat as the Company utilized more cost effective outside delivery methods versus using its employees and owned equipment to deliver units.

Selling, General and Administrative Expenses

Selling, general and administrative (“G&A”) expenses increased by $2.8 million, or 11.5%, to $27.1 million (8.0% of net sales) for the year ended December 31, 2005 from $24.3 million (7.9% of net sales) for the year ended December 25, 2004. The following table presents selling and G&A expenses as a percentage of net sales and the changes from year to year:

	2005	2004	Percent Change
Selling expenses	3.0%	3.1%	-0.1%
G&A expenses	5.0	4.8	0.2
Total	8.0%	7.9%	0.1%

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

Other Income

Other income for the year ended December 31, 2005 increased to $.8 million from $.6 million for the year ended December 25, 2004. Other income consists of interest income, rental income, gain on sale of assets and other miscellaneous income received by the Company through its various business activities.

Interest Expense

Interest expense increased by $1.1 million, or 110.0%, to $2.1 million (.6% of net sales) for the year ended December 31, 2005 from $1.0 million (.3% of net sales) for the year ended December 25, 2004. The increase in interest expense resulted from higher levels of borrowings against the Company’s revolving line of credit and higher short-term interest rates. The additional borrowings were utilized to finance strategic plant expansions and additional levels of working capital. In June 2005, the Company entered into an interest rate swap agreement in an effort to mitigate the effect of the rising interest rate environment. The swap agreement exchanges the debt obligation’s floating rate for fixed rate interest payments over the term of the swap agreement.

Income Taxes

The Company’s effective income tax rate was 34.2% for 2005 compared to 22.2% for 2004.  The 2005 rate was favorably impacted by tax-exempt underwriting income of a wholly-owned small captive insurance subsidiary and by the additional tax deduction allowed manufacturers under the 2004 American Jobs Creation Act and certain tax credits.  The 2004 rate was favorably impacted by research and development tax credits claimed on amended tax filings and the reversal of tax reserves no longer required.

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

Contractual Obligations

Our fixed, noncancelable obligations as of December 30, 2006 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$40,670,654	$1,807,425	$36,008,097	$2,087,365	$767,767
Operating leases (b)	2,932,000	789,000	1,568,000	575,000	—
Total	$43,602,654	$2,596,425	$37,576,097	$2,662,365	$767,767

(a)             Amounts are included on the Consolidated Balance Sheets.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)            See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding operating leases.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements.  In Management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance and accrued warranty.

Revenue Recognition — The Company generally recognizes revenue when the unit is shipped to the customer.  Revenue on certain customer requested bill and hold transactions is recognized subsequent to when the customer is notified that the product(s) have been completed according to customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery based on established delivery terms.

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

Excess and Obsolete Inventories - The Company must make estimates regarding the future use of raw materials and finished products and provides a provision for obsolete or slow-moving inventories.  If actual product life cycles, product demand or market conditions are less favorable than those projected by Management, additional inventory write-downs may be required which would affect future operating results.

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

During 2005, the Company’s annual physical inventories resulted in a net unfavorable adjustment of $1.1 million which was recorded in the third quarter of 2005.  Subsequent to the 2005 third quarter adverse inventory adjustments, Management dedicated significant in-house resources to refining bills of materials, improving cost accounting functions and instituting new inventory policies and procedures.  In addition, Management implemented more frequent physical inventories at certain locations.

The third quarter of 2006 was favorably impacted by $1.9 million of inventory adjustments resulting from physical inventories.  These inventories were conducted during June, July and August at all the Company’s plant locations, with most of the adjustment attributable to inventory quantity adjustments.  Because the Company does not have perpetual inventory systems to track inventory quantities for raw materials and work-in-progress and it is not always practical or cost beneficial to cease production to conduct physical inventories, the Company has continued to be dependent on physical inventory procedures and such favorable or unfavorable adjustments are historically material to the quarterly period in which such adjustments are recorded.  Further, it is not possible to determine the impact of physical inventory adjustments on prior interim periods, since data on interim inventory quantities is not available.

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

Pending Accounting Pronouncements

See Recent Accounting Pronouncements in Note 1 of Notes to Consolidated Financial Statements.

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of Management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, Management.  Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company’s product is dependent, availability of raw materials, raw material cost increases and severe interest rate increases.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of Management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

Control Risks

While the Company believes its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.  The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002.  Management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by Management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates.  These fluctuations can vary the cost of investing, financing and operating.  The Company’s primary risk exposure results from changes in short-term interest rates.  In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions.  The Company’s revolving line of credit is floating rate debt and bears interest at the bank’s prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company’s leverage ratio.  At December 30, 2006, the Company was party to an interest rate swap agreement dated July 28, 2005.  The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss.  The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.  The following is a summary of the interest rate swap agreement outstanding at December 30, 2006.

Notional Amount	Fixed Rate	Maturity
$15,000,000	4.71%	July 28, 2010

Based on the Company’s overall interest rate exposure at December 30, 2006, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 30, 2006, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements
1. Financial Statements:

Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

Consolidated Statements of Income for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

All other schedules are omitted because they are not applicable.

3. Supplementary Data

Quarterly Results (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Supreme Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and its subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2006.  Our audits also included the financial statement schedule, Schedule II - Valuation and Qualifying Accounts.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and its subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/Crowe Chizek and Company LLC

South Bend, Indiana

February 5, 2007

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets

December 30, 2006 and December 31, 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,307,463	$1,515,532
Investments	1,542,101	1,168,922
Accounts receivable, net of allowance for doubtful accounts of $160,000 in 2006
and $252,000 in 2005	31,116,276	29,594,819
Refundable income taxes	589,000	904,291
Inventories	53,506,367	50,730,205
Property held for sale	—	1,877,234
Deferred income taxes	1,022,292	827,669
Other current assets	2,611,413	1,991,105
Total current assets	91,694,912	88,609,777

Property, plant and equipment, net	48,389,483	47,457,713

Intangible assets, net	685,247	—

Goodwill	735,014	735,014

Other assets	620,064	549,350
Total assets	$142,124,720	$137,351,854

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$1,807,425	$1,816,092
Trade accounts payable	13,508,441	15,675,073
Accrued wages and benefits	3,484,757	4,257,201
Accrued self-insurance	2,716,101	2,664,746
Accrued warranty	1,541,000	1,385,000
Accrued income taxes	495,678	380,721
Other accrued liabilities	1,576,192	1,640,923
Total current liabilities	25,129,594	27,819,756

Long-term debt	38,863,229	31,378,367

Deferred income taxes	2,923,216	2,988,275
Total liabilities	66,916,039	62,186,398

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 20,000,000 shares, issued 13,155,160 shares in 2006 and 13,041,826 in 2005	1,315,516	1,304,183
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued 2,024,133 shares in 2006 and 2,109,133 in 2005	202,413	210,913
Additional paid-in capital	65,499,875	65,259,480
Retained earnings	29,008,233	29,236,254
Treasury stock, Class A Common Stock, at cost, 2,469,327 shares in 2006 and 2,462,496 in 2005	(20,910,173)	(20,857,438)
Accumulated other comprehensive income	92,817	12,064
Total stockholders' equity	75,208,681	75,165,456

Total liabilities and stockholders' equity	$142,124,720	$137,351,854

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Income

for the years ended December 30, 2006 and December 31, 2005 and December 25, 2004

	2006	2005	2004
Net sales	$340,746,789	$341,252,852	$307,326,310
Cost of sales	303,182,249	300,114,755	276,556,076
Gross profit	37,564,540	41,138,097	30,770,234

Selling, general and administrative expenses	28,483,091	27,137,573	24,287,530
Other income	(560,045)	(806,005)	(636,145)
Operating income	9,641,494	14,806,529	7,118,849

Interest expense	3,054,726	2,129,149	1,016,732
Income before income taxes	6,586,768	12,677,380	6,102,117

Income taxes	1,992,000	4,336,000	1,354,000
Net income	$4,594,768	$8,341,380	$4,748,117

Earnings Per Share:
Basic	$.36	$.67	$.39
Diluted	.36	.65	.38

Shares used in the computation of earnings per share:
Basic	12,696,598	12,455,818	12,083,601
Diluted	12,872,638	12,835,405	12,477,333

Cash dividends per common share	$.38	$.26	$.135

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 30, 2006 and December 31, 2005 and December 25, 2004

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 28, 2003	12,250,969	$1,225,097	2,109,133	$210,913	$61,522,180	$21,039,446	$(20,336,570)	$(18,097)	$63,642,969
Net income	—	—	—	—	—	4,748,117	—	—	4,748,117
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	18,097	18,097
Total comprehensive income									4,766,214
Cash dividends ($.135 per share)	—	—	—	—	—	(1,632,001)	—	—	(1,632,001)
Exercise of stock options	149,133	14,913	—	—	577,731	—	—	—	592,644
Tax benefit of disqualifying stock option dispositions	—	—	—	—	193,183	—	—	—	193,183
Balance, December 25, 2004	12,400,102	1,240,010	2,109,133	210,913	62,293,094	24,155,562	(20,336,570)	—	67,563,009
Net income	—	—	—	—	—	8,341,380	—	—	8,341,380
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	22,166	22,166
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(10,102)	(10,102)
Total comprehensive income									8,353,444
Cash dividends ($.26 per share)	—	—	—	—	—	(3,260,688)	—	—	(3,260,688)
Exercise of stock options	641,724	64,173	—	—	2,706,286	—	(520,868)	—	2,249,591
Tax benefit of disqualifying stock option dispositions	—	—	—	—	260,100	—	—	—	260,100
Balance, December 31, 2005	13,041,826	1,304,183	2,109,133	210,913	65,259,480	29,236,254	(20,857,438)	12,064	75,165,456
Net income	—	—	—	—	—	4,594,768	—	—	4,594,768
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	71,393	71,393
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	9,360	9,360
Total comprehensive income									4,675,521
Cash dividends ($.38 per share)	—	—	—	—	—	(4,822,789)	—	—	(4,822,789)
Exercise of stock options	18,334	1,833	—	—	83,915	—	(52,735)	—	33,013
Conversion of 85,000 shares of Class B Common Stock to 85,000 shares of Class A Common Stock	85,000	8,500	(85,000)	(8,500)	—	—	—	—	—
Issuance of 10,000 shares of restricted stock	10,000	1,000	—	—	(1,000)	—	—	—	—
Stock-based compensation	—	—	—	—	123,000	—	—	—	123,000
Tax benefit of disqualifying stock option dispositions	—	—	—	—	34,480	—	—	—	34,480
Balance, December 30, 2006	13,155,160	$1,315,516	2,024,133	$202,413	$65,499,875	$29,008,233	$(20,910,173)	$92,817	$75,208,681

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 30, 2006 and December 31, 2005 and December 25, 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$4,594,768	$8,341,380	$4,748,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,260,632	4,129,376	3,537,796
Amortization of intangibles	40,309	30,066	51,542
Provision for losses on doubtful receivables	223,859	33,902	54,152
Deferred income taxes	(307,000)	(13,000)	796,000
Stock-based compensation expense	123,000	—	—
Tax benefit of disqualifying stock option dispositions	—	260,100	193,183
Gains on sale of property, plant, and equipment, net	(4,718)	(6,199)	(86,946)
Changes in operating assets and liabilities, net of effect of business acquisition in 2006:
Accounts receivable	(1,589,116)	(1,196,006)	(4,342,116)
Inventories	(2,534,290)	(5,289,016)	(9,244,786)
Other current assets	(275,712)	727,240	(596,506)
Trade accounts payable	(2,329,854)	(3,042,684)	8,265,577
Other current liabilities	(514,863)	916,165	(216,417)

Net cash provided by operating activities	1,687,015	4,891,324	3,159,596

Cash flows from investing activities:
Business acquisition	(1,050,000)	—	—
Proceeds from sale of property, plant, and equipment	1,937,551	87,362	438,694
Additions to property, plant and equipment	(5,187,712)	(6,354,522)	(11,775,607)
Proceeds from sale of investments	893,285	—	—
Purchases of investments	(1,251,186)	(1,185,224)	—
Decrease in restricted cash deposit	—	600,000	400,000
Decrease in other assets	42,079	44,856	39,301

Net cash used in investing activities	(4,615,983)	(6,807,528)	(10,897,612

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	100,172,242	114,267,879	139,580,529
Repayments of revolving line of credit and other long-term debt	(92,696,047)	(111,473,420)	(129,105,231)
Payment of cash dividends	(4,822,789)	(3,260,688)	(1,632,001)
Tax benefit of disqualifying stock option dispositions	34,480	—	—
Proceeds from exercise of stock options	33,013	2,161,482	524,948

Net cash provided by financing activities	2,720,899	1,695,253	9,368,245

Change in cash and cash equivalents	(208,069)	(220,951)	1,630,229

Cash and cash equivalents, beginning of year	1,515,532	1,736,483	106,254

Cash and cash equivalents, end of year	$1,307,463	$1,515,532	$1,736,483

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,986,054	$2,125,857	$930,438
Income taxes	1,834,272	3,748,145	1,290,970
Noncash investing and financing activities:
Liabilities assumed in business acquisition	163,222	—	—

Supreme Industries, Inc. And Subsidiaries
Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the “Company”) manufacture specialized truck bodies that are mounted on new truck chassis produced by others.  The Company’s truck body products include cutaway and dry freight van bodies, refrigerated units, stake bodies and other specialized vehicles, including shuttle buses.  At December 30, 2006, the Company had 19 manufacturing, distribution and component manufacturing facilities.  The Company’s customers are located principally in the United States of America.

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

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December.  The fiscal years ended December 30, 2006 and December 25, 2004 each contained 52 weeks while the fiscal year ended December 31, 2005 contained 53 weeks.

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

Advertising - The Company expenses advertising costs as incurred.  Advertising costs for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 were $260,715, $255,301 and $280,996, respectively.

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

At December 30, 2006, and December 31, 2005 the Company had an interest rate swap agreement outstanding with a notional amount of $15,000,000.  The interest rate swap agreement provides a 4.71% fixed interest rate and matures on July 28, 2010.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swap agreement is designated and qualified as a cash flow hedging instrument.  It is fully effective, resulting in no net gain or loss recorded in the consolidated statements of income.  The fair value of the contract at December 30, 2006 and December 31, 2005 was an asset of  $146,459 and $33,666, respectively and under SFAS No. 133 changes in fair value of the financial instrument, net of applicable income taxes, are adjusted through accumulated other comprehensive income.

The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 30, 2006 and December 31, 2005 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 30, 2006 and December 31, 2005, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

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

Property, Plant and Equipment - Property, plant and equipment are recorded at cost.  For financial reporting purposes, depreciation is provided based on the straight-line method over the estimated useful lives of the assets.  The useful life of each class of property is as follows:  land improvements (22 years); buildings (40 years); and machinery and equipment (3 to 10 years).  For financial reporting purposes, leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the asset or term of the lease, except for the leasehold improvements associated with the leased facilities in Goshen, Indiana and Griffin, Georgia which are leased from a related party (a partnership whose partners include five directors/stockholders of the Company).  These related party leases include a provision whereby upon termination of the leases, the lessor is obligated to pay the lessee a cash payment equal to the unamortized balance of any leasehold improvements.  Accordingly, leasehold improvements to these leased facilities are amortized over the useful life of the asset (15 to 40 years).  Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations (included in other income in the consolidated statements of income).  Expenditures for repairs and maintenance are charged to operations as incurred.  Betterments and major renewals are capitalized and recorded in the appropriate asset accounts.

Property Held for Sale - During 2005, the Company relocated a portion of the business operations of its Pennsylvania manufacturing facility to a new facility and committed to a plan to sell the former facility.  At December 31, 2005, the net carrying value of $1,877,234 was recorded as property held for sale.  The sale of this property occurred in 2006 and the Company recorded a small gain on sale in the 2006 operating results.

Intangible Assets - In connection with a business acquisition in February 2006 (see Note 2), the Company acquired a customer list with a cost of $725,556, which is being amortized using the straight-line method over the estimated useful life of the customer relationships, determined to be fifteen years.  Amortization expense was $40,309 for the year ended December 30, 2006.  Amortization expense for the years ended December 31, 2005 and December 25, 2004 was $30,066 and $51,542, respectively, and related to certain favorable lease agreements that became fully amortized during 2005.  Estimated annual amortization expense is $48,370 for each of the next five years.

Goodwill - The carrying value of goodwill at December 30, 2006 and December 31, 2005 aggregates $735,014.  The Company accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of  SFAS No. 142, goodwill is no longer amortized. SFAS No. 142 requires the Company to test goodwill for impairment at least annually at the reporting unit level.  At December 30, 2006 and December 31 2005, Management determined there was no impairment of goodwill.

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

Stock-Based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, “Accounting for Stock-Based Compensation.”  However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

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

Compensation expense (net of estimated forfeitures), relative to stock-based awards (see Note 8), included in the consolidated statements of income for the year ended December 30, 2006 was approximately $123,000.  The following assumptions were utilized in the determination of stock-based compensation expense:

Risk free interest rate	5.03%
Expected life	5 years
Expected volatility	32.23%
Expected dividends	5.39%

The risk-free interest rate is determined based on observed U.S. Treasury yields in effect at the time of grant for maturities equivalent to the expected life of the option.  The expected life of the option (estimated average period of time the option will be outstanding) is estimated based on the historical exercise behavior of employees, with executives displaying somewhat longer holding periods than other employees.  Expected volatility is based on historical volatility measured daily for a time period equal to the option’s expected life, ending on the day of grant.  The expected dividend yield is estimated based on the dividend yield at the time of grant, adjusted for expected dividend increases and historical payout policy.

On August 4, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of all outstanding stock options which were unvested at December 31, 2005.  Under APB Opinion No. 25, there was no compensation expense related to the vesting of these options.  As a result of the board’s action, stock options to purchase 430,831 shares of the Company’s common stock became exercisable effective December 31, 2005.

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

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in the previous years:

	2005	2004
Net income, as reported	$8,341,380	$4,748,117
Deduct, Stock-based compensation expense determined under fair value based method, net of tax	(1,000,556)	(436,009)
Pro forma net income	$7,340,824	$4,312,108

Basic earnings per share, as reported	$.67	$.39
Pro forma basic earnings per share	.59	.36

Diluted earnings per share, as reported	.65	.38
Pro forma diluted earnings per share	.57	.35

The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Risk free interest rate	3.73%	(a)
Expected life	5 years	(a)
Expected volatility	36.10%	(a)
Expected dividends	5.71%	(a)

(a)             There were no grants of options made by the Company during 2004.

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 is as follows:

	2006	2005	2004
Accrued warranty, beginning of year	$1,385,000	$1,209,344	$1,059,000
Warranty expense	1,794,057	1,821,765	1,485,504
Warranty claims paid	(1,638,057)	(1,646,109)	(1,335,160)
Accrued warranty, end of year	$1,541,000	$1,385,000	$1,209,344

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

Comprehensive Income - Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income is comprised of unrealized gain on hedge activity and unrealized gains and losses on available-for-sale securities, net of tax.

Segment Information - The Company’s principal business is manufacturing specialized vehicles.  Management has not separately organized the business beyond specialized vehicles (includes three categories of products) and vertically integrated fiberglass manufacturing processes.  The vertically integrated fiberglass manufacturing subsidiary constitutes a segment by definition of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information;” however, this segment does not meet the quantitative thresholds for separate disclosure as set forth in this statement.  The vertically integrated fiberglass manufacturing subsidiary’s revenues are less than 10 percent of consolidated revenues, the absolute amount of its reported income is less than 10 percent of the absolute amount of consolidated net income, and finally, its assets are less than 10 percent of consolidated assets.

Net sales consist of the following:

	2006	2005	2004
Specialized vehicles:
Trucks	$263,957,500	$267,563,822	$244,135,169
Buses	59,396,203	56,112,684	47,547,153
Armored vehicles	8,361,974	9,203,059	6,309,964
	331,715,677	332,879,565	297,992,286
Composites	9,031,112	8,373,287	9,334,024
	$340,746,789	$341,252,852	$307,326,310

Recent Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This Interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed.  Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 31, 2006, the first day of the Company’s fiscal year ending December 29, 2007.  Based on the Company’s current assessment, and subject to any changes that may result from additional technical guidance being issued, the adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated.  SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments recorded to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustments recorded to the opening balance of retained earnings only if material under the dual method.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.  The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

2.                                      BUSINESS ACQUISITION.

On February 28, 2006, the Company acquired the business operations and assets of Pony Xpress, Inc. (“Pony Xpress”) for a total purchase price of $1,213,222 which consisted of $1,050,000 in cash and the assumption of certain liabilities.  Pony Xpress is a manufacturer of highly specialized luxury totorhome products.  This acquisition broadens the Company’s product line and the Company purchased a facility in White Pigeon, Michigan for the operations of this acquired business.  The acquisition has been accounted for as a purchase and, accordingly, the operating results have been included since the date of acquisition.  Pro forma financial information reflecting the acquired business has not been presented as it is not materially different from the Company’s historical results.  The allocation of purchase price was as follows:

Accounts receivable	$156,200
Inventories	241,872
Other current assets	29,305
Equipment	60,289
Intangible asset-customer list	725,556
$1,213,222

3.                                      INVESTMENTS.

Investment securities consist of the following:

	2006	2005
Intermediate bond fund-cost	$1,543,125	$1,185,224
Unrealized losses	(1,024)	(16,302)
Intermediate bond fund-fair value	$1,542,101	$1,168,922

Sales of securities were $893,285 during 2006 and resulted in a $16,005 loss.  There were no sales of securities during the year end December 31, 2005.  Investment income (included in other income) consisted of dividend income and aggregated $81,167 and $22,224 for the years ended December 30, 2006 and December 31, 2005, respectively.

4.                                      INVENTORIES.

Inventories consist of the following:

	2006	2005
Raw materials	$29,569,267	$28,160,860
Work-in-progress	11,199,112	8,880,436
Finished goods	12,737,988	13,688,909

Total	$53,506,367	$50,730,205

5.                                      PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consists of the following:

	2006	2005
Land	$5,441,130	$4,852,605
Land improvements	5,747,448	5,406,187
Buildings	28,811,470	27,428,748
Leasehold improvements	7,293,110	7,239,733
Machinery and equipment	44,178,342	41,874,081
	91,471,500	86,801,354

Less, Accumulated depreciation and amortization	43,082,017	39,343,641

Property, plant and equipment, net	$48,389,483	$47,457,713

6.                                      LONG-TERM DEBT.

Long-term debt consists of the following:

	2006	2005
Revolving line of credit	$34,436,504	$25,432,565

Term note payable in quarterly installments of $300,000 plus interest at LIBOR plus certain basis points determined by the Company's leverage ratio (effective rate of 6.87% and 5.66% at December 30,
2006 and December 31, 2005, respectively), with final maturity
in August 2007	1,000,000	2,200,000

Obligations under industrial development revenue bonds, variable rates, with maturities in August 2010 and April 2015, collateralized by
real estate	3,000,000	3,375,000

Mortgage note, payable in monthly installments including interest at a fixed rate of 2.5%, with final maturity in October 2010,
collateralized by a real estate mortgage	1,575,920	1,734,587

Term loan, payable in monthly installments including interest at a fixed rate of 2.5%, with final maturity in October 2010, collateralized
by specific equipment	361,561	452,307

Term loan, payable in monthly installments including interest at a fixed rate of 2.75%, with final maturity in May 2013, collateralized
by specific equipment	296,669	—

Total	40,670,654	33,194,459

Less, Current maturities	1,807,425	1,816,092

Long-term debt	$38,863,229	$31,378,367

The revolving line of credit, term note and a letter of credit facility are part of a Credit Agreement dated January 5, 2004 and as amended through November 1, 2006 (the “Credit Agreement”).  All borrowings under the Credit Agreement are unsecured.  The Credit Agreement provides for a revolving line of credit facility, as defined, up to $35 million and increasing to $45 million during the period each year from January 1 to June 30.  Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined (effective rate of 6.56% and 5.85% at December 30, 2006 and December 31, 2005, respectively).  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.  Checks outstanding in excess of bank balances were $1,736,504 at December 30, 2006 and $4,032,565 at December 31, 2005.  The revolving line of credit also requires a quarterly commitment fee ranging from 1/8% to 1/4% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  Any amounts outstanding under the revolving line of credit will be due at maturity, June 30, 2009.

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, aggregated $3.5 million and $3.1 million at December 30, 2006 and December 31, 2005, respectively.  Under separate agreements the Company had irrevocable letters of credit aggregating $3.0 million and $3.4 million at December 30, 2006 and December 31, 2005, respectively, in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

The Credit Agreement contains, among other matters, certain restrictive covenants including required financial ratios.

Maturities of long-term debt for each of the next five years are as follows:  2007 - $1,807,425; 2008 - $748,406; 2009 - $35,259,691, 2010 - $1,738,996 and 2011 - $348,369.

7.                                      RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match thirty percent of employee’s contributions up to seven percent of the employee’s compensation.  The Board of Directors may increase or decrease the Company’s contribution on a year-to-year basis.  Expense related to this plan was $657,563, $612,145 and $570,721 for the fiscal years ended 2006, 2005 and 2004, respectively.

8.                                      STOCKHOLDERS’ EQUITY.

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

Restricted Stock

A summary of restricted stock activity as of and for the year ended December 30, 2006 is presented below:

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Granted, July 2, 2006	10,000	$6.65
Vested	(1,388)	6.65
Nonvested, December 30, 2006	8,612	6.65

The total fair value of shares vested during the year ended December 30, 2006 was $9,227.

Stock Options

On October 29, 1998, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 1998 Stock Option Plan under which 869,087 shares of Class A Common Stock were reserved for grant.  On January 31, 2001, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2001 Stock Option Plan under which 825,000 shares of Class A Common Stock were reserved for grant.  On January 23, 2004, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2004 Stock Option Plan, as recently amended, under which 850,000 shares of Class A Common Stock were reserved for grant.  Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Option Committee.  The 2004 Stock Option Plan, as amended, also allows for awards of common stock, including restricted stock awards. Options granted under the stock option plans generally vest and become exercisable in annual installments of 33 1/3% beginning on the first anniversary date and the options expire five years after the date of grant.  The Company generally issues new shares to satisfy stock option exercises.  On August 4, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of all outstanding stock options which were unvested at December 31, 2005.  Under the provisions of APB No. 25, there was no compensation expense related to the acceleration of these options.  As a result of the Board’s action, stock options to purchase 430,831 shares of the Company’s common stock became exercisable effective December 31, 2005.

The following table summarizes stock option activity:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 28, 2003	1,332,747	$4.36
Exercised	(149,133)	3.52

Outstanding, December 25, 2004	1,183,614	4.47
Granted	395,655	6.77
Exercised	(641,724)	4.18
Expired or canceled	(15,722)	4.87

Outstanding, December 31, 2005	921,823	5.67
Granted	352,831	7.12
Exercised	(18,334)	4.68
Forfeited	(28,000)	5.19

Outstanding, December 30, 2006	1,228,320	6.12

The weighted-average grant-date fair values of options granted during the fiscal years ended 2006 and 2005 was $1.47 and $1.40, respectively.  The total intrinsic value of options exercised during the fiscal years ended 2006, 2005 and 2004 approximated $44,000, $198,700 and $525,400, respectively.  Total unrecognized compensation expense related to all share-based awards outstanding at December 30, 2006 is approximately $462,000 and is to be recorded over a weighted-average contractual life of 2.36 years.

In connection with the exercise of certain stock options in 2006 and 2005, officers and directors exchanged shares of Class A Common Stock as consideration for their exercise of stock options and received new stock options pursuant to the reload feature included in the stock option plan. There were 11,000 and 129,525 stock options exercised using the reload feature during 2006 and 2005, respectively.  The officers and directors exchanged 6,831 and 75,655 shares of Class A Common Stock and received the same number of new stock options during 2006 and 2005, respectively.  The exercise of stock options and the related issuance of shares of Class A Common Stock in exchange for the shares of Class A Common Stock, with a fair value of $52,735 and $520,868, respectively, was a noncash financing activity.

Information about stock options outstanding and exercisable at December 30, 2006 is as follows:

	Outstanding			Exercisable
		Weighted -
		Average	Weighted -		Weighted -
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$5.09 - $5.60	214,500	0.33	$5.17	214,500	$5.17
3.78	3,667	0.79	3.78	3,667	3.78
4.50 - 4.95	267,667	1.35	4.56	267,667	4.56
6.05 - 6.66	53,406	3.30	6.35	53,406	6.35
6.84	25,000	3.34	6.84	25,000	6.84
6.65 - 7.32	289,000	3.44	6.71	289,000	6.71
8.87 - 9.76	22,249	3.83	9.34	22,249	9.34
7.72	6,831	4.18	7.72	3,416	7.72
7.05 - 7.76	346,000	4.35	7.72	30,000	7.40
	1,228,320	2.64	6.12	908,905	5.77

At December 30, 2006, the aggregate intrinsic value of options exercisable approximated $766,400, with a remaining contractual term of 1.03 years.  The intrinsic value of all options outstanding at December 30, 2006 was approximately $766,400.

At December 31, 2005 and December 25, 2004, there were exercisable options outstanding to purchase 921,823 and 848,106 shares at weighted-average exercise prices of $5.67 and $4.36, respectively.

As of December 30, 2006, 351,380 shares were reserved for the granting of future share-based awards (stock options and restricted stock) compared to 436,211 shares at December 31, 2005.

9.                                      INCOME TAXES.

Income taxes consist of the following:

	2006	2005	2004
Federal:
Current	$2,060,000	$3,617,000	$1,056,000
Deferred	(307,000)	(11,000)	708,000
	1,753,000	3,606,000	1,764,000

State:
Current	239,000	732,000	(498,000)
Deferred	—	(2,000)	88,000
	239,000	730,000	(410,000)
Total	$1,992,000	$4,336,000	$1,354,000

The deferred tax assets and the deferred tax liabilities were as follows:

	2006	2005
Deferred tax assets:
Receivables	$61,600	$97,020
Inventories	353,813	347,712
Accrued liabilities	1,518,099	1,263,754
Other	36,889	76,061
Total deferred tax assets	1,970,401	1,784,547

Deferred tax liabilities:
Depreciation	(2,876,825)	(2,976,775)
Prepaids and other	(941,600)	(956,878)
Unrealized hedge gain	(52,900)	(11,500)
Total deferred tax liabilities	(3,871,325)	(3,945,153)

Net deferred income tax liabilities	$(1,900,924)	$(2,160,606)

Presented in the consolidated balance sheets as:
Current deferred tax assets	$1,022,292	$827,669
Long-term deferred tax liabilities	(2,923,216)	(2,988,275)
	$(1,900,924)	$(2,160,606)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (34% in 2006, 35% in 2005 and 34% in 2004) to income before income taxes is as follows:

	2006	2005	2004
Income taxes at statutory rate	$2,239,500	$4,437,100	$2,074,700
State income taxes, net of federal tax effect	157,700	474,500	(270,600)
Manufacturer's deduction	(65,600)	(105,000)	—
Tax-exempt underwriting income of wholly-owned small captive insurance subsidiary	(369,800)	(359,600)	—
Research and development tax credits	(81,000)	(26,000)	(282,600)
Tax benefit, reversal of reserves	—	—	(307,600)
Other, net	111,200	(85,000)	140,100
Total	$1,992,000	$4,336,000	$1,354,000

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

10.                               COMMITMENTS AND CONTINGENCIES.

Lease Commitments and Related Party Transactions

The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from October 2007 through July 2011.  Certain of the lease agreements are with related parties for which related party rent expense was $677,408, $759,678 and $711,030 for the fiscal years ended 2006, 2005 and 2004, respectively.

Rent expense under all operating leases aggregated $1,005,670, $998,156 and $922,418 for the fiscal years ended 2006, 2005 and 2004, respectively.

At December 30, 2006, future minimum rental payments under noncancelable operating leases aggregated $2,932,000 and are payable as follows:  2007 - $789,000; 2008 - $784,000; 2009 - $784,000; 2010 - $507,000; 2011 - $68,000.

In addition to the above related party lease transactions, the Company purchases delivery services from a company owned by a director of the Company.  Related party purchased delivery services aggregated $3,523,358, $3,690,777 and $3,219,454 for the fiscal years ended 2006, 2005 and 2004, respectively.  Amounts due to related parties, included in accounts payable, aggregated $153,587 and $89,133 as of December 30, 2006 and December 31 2005, respectively.

Consigned Inventories

The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturer under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities under the conditions that the Company will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance charge on the chassis.  The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statements of income, aggregated $889,092, $466,392 and $250,472 for the fiscal years ended 2006, 2005 and 2004, respectively.  At December 30, 2006 and December 31, 2005, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $41.4 million and $48.3 million, respectively.  Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Self-Insurance

The Company is self-insured for a portion of product liability ($250,000 per occurrence with a $2,000,000 annual aggregate), certain employee health benefits ($200,000 annually per employee with no annual aggregate) and workers’ compensation in certain states ($250,000 per occurrence with no annual aggregate).  The Company accrues for the estimated losses occurring from both asserted and unasserted claims.  The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

Other

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.  The Company has established accruals for matters that are probable and reasonably estimable.  Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and/or amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to		Column E
Column A	Beginning	Costs and	Column D	Balance End
Description	of Period	Expenses	Deductions(1)	of Period
Year ended December 30, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$252,000	$224,000	$316,000	$160,000

Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$296,000	$34,000	$78,000	$252,000

Year ended December 25, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$362,000	$54,000	$120,000	$296,000

(1)             Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA

	First	Second	Third	Fourth
2006 Quarter
Net sales	$85,747,138	$98,863,512	$79,678,398	$76,457,741
Gross profit	9,605,686	10,530,957	9,556,286	7,871,611
Net income	1,373,035	1,565,381	1,242,361	413,991
Per share:
Basic	0.11	0.12	0.10	0.03
Diluted	0.11	0.12	0.10	0.03

	First	Second	Third	Fourth
2005 Quarter
Net sales	$90,322,304	$95,216,407	$77,055,374	$78,658,767
Gross profit	11,625,768	12,246,112	8,257,972	9,008,245
Net income	3,094,344	2,900,305	1,285,808	1,060,923
Per share:
Basic	0.25	0.23	0.10	0.08
Diluted	0.25	0.23	0.10	0.08

Operating results for the third quarter of 2006 were favorably impacted by book-to-physical inventory adjustments aggregating $1.9 million (pre-tax).  Operating results for the fourth quarter of 2006 were unfavorably impacted by book-to-physical inventory adjustments aggregating $0.2 million (pre-tax).  The 2006 fourth quarter’s operating results were favorably impacted by a $0.3 million income tax benefit which was principally attributable to the true-up of the Company’s estimated effective federal and state tax rates during the first three quarters to the actual effective tax rates for the 2006 fiscal year.

Operating results for the third quarter of 2005 were unfavorably impacted by book-to-physical inventory adjustments aggregating $(1.1) million (pre-tax).

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to rounding and changes in the diluted potential common shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act).  In performing this evaluation, Management focused on the Company’s inventory costing and relief procedures relating to the significant physical inventory adjustments recorded in the third quarter ended September 30, 2006 and as disclosed in Part I/Item 4 of the Company’s Quarterly Report on Form 10-Q for the third quarter filed on November 14, 2006.  In addition, Management evaluated the effectiveness of the following corrective actions which have been implemented to enhance disclosure controls and procedures:

1.        Quarterly physical inventories conducted at those plant locations that have had significant book to physical inventory adjustments in recent periods until such time as Management is able to determine that its bills of materials and other inventory relief procedures will result in correct inventory valuation and proper recognition of cost of sales for interim and year end financial reporting.

2.        At those plant locations where a quarterly physical inventory is not performed, a more thorough review of inventory costing procedures performed at the end of interim and year end periods to provide additional assurance that the procedures for valuation of inventories and recognition of cost of sales are reasonable.

3.        Procedures implemented to assure that interim quarterly and year end physical inventories are priced and summarized on a timely basis to record any book to physical inventory adjustments in the period of the physical inventory rather than the subsequent accounting period.

4.        Additional procedures implemented at corporate headquarters to strengthen ongoing reviews of plant accounting activities through the utilization of our corporate accounting staff.

Given the Company has implemented the foregoing corrective actions during the fourth quarter and at year end, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Form 10-K the disclosure controls and procedures were effective at a reasonable assurance level.

b.             Changes in Internal Control over Financial Reporting.

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002.  Management, including the Company’s Chief Executive Officer and Chief Financial Officer, cannot guarantee that the internal controls and disclosure controls will prevent all possible errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of a control system have been met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of inherent limitations in any cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report under the caption “Election of Directors” of the proxy statement.  Also see “Executive Officers of the Registrant” in Item 1 of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report under the caption “Executive Compensation” of the proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report under the caption “Security Ownership of Certain Beneficial Owners and Management” of the proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report under the caption “Certain Relationships and Related Party Transactions” of the proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year-end for the year covered by this report under the caption “Principal Accounting Fees and Services” of the proxy statement..

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.               The following financial statements and financial statement schedule are included in Item 8 herein:

1.                                       Financial Statements

Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

Consolidated Statements of Income for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

Consolidated Statements of Cash Flows for the years ended December 30 2006, December 31, 2005 and December 25, 2004

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

SUPREME INDUSTRIES, INC.
Date: March 27, 2007	By:	/s/Herbert M. Gardner
Herbert M. Gardner,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner	Chairman of the Board and Director	March 27, 2007
Herbert M. Gardner
/s/Robert W. Wilson	President, Chief Operating Officer	March 27, 2007
Robert W. Wilson	and Director
/s/William J. Barrett	Secretary, Assistant Treasurer and	March 27, 2007
William J. Barrett	Director
/s/Jeffery D. Mowery	Treasurer, Chief Financial Officer and	March 27, 2007
Jeffery D. Mowery	Assistant Secretary (Principal
Financial and Accounting Officer)
/s/Arthur M. Borden	Director	March 27, 2007
Arthur M. Borden
/s/Robert J. Campbell	Director	March 27, 2007
Robert J. Campbell
/s/Thomas Cantwell	Director	March 27, 2007
Thomas Cantwell
/s/Omer G. Kropf	Director	March 27, 2007
Omer G. Kropf
/s/Mark C. Neilson	Director	March 27, 2007
Mark C. Neilson
/s/William C. Hurtt, Jr.	Director	March 27, 2007
William C. Hurtt, Jr.

INDEX TO EXHIBITS

Exhibit	Description
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

4.3

Second Amendment to the Credit Agreement dated December 17, 2004 signed in connection with certain indebtedness, filed as Exhibit 99.1 on Form 8-K dated December 27, 2004, and incorporated herein by reference.

4.4

Third Amendment to the Credit Agreement dated September 22, 2005 signed in connection with certain indebtedness, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal period ended September 24, 2005, and incorporated herein by reference.

10.1	1998 Stock Option Plan, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.
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

10.4	2001 Stock Option Plan, filed as Exhibit 10.6 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.
10.5

Amendment No. 1 to the Company’s 2001 Stock Option Plan, filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

10.6	2004 Stock Option Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 effective on August 26, 2004, and incorporated herein by reference.
10.7	Amended and Restated 2004 Stock Option Plan filed as Exhibit A to the Company’s Revised Definitive Proxy Statement on Form DEFR14A dated April 3, 2006, and incorporated herein by reference.
*10.8	Amendment Number One to the Company’s Amended and Restated 2004 Stock Option Plan dated October 25, 2006.
10.9

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

10.14

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

10.16

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and William J. Barrett dated to be effective January 1, 2005, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

10.17

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and Robert W. Wilson dated to be effective January 1, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.