Form 10-Q
period 2007-03-31
SUPREME INDUSTRIES INC
filed 2007-05-14
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at April 26, 2007
Class A	10,761,994
Class B	2,024,133

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 30,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$110,919	$1,307,463
Investments	2,742,101	1,542,101
Accounts receivable, net	32,502,174	31,116,276
Inventories	53,052,144	53,506,367
Other current assets	3,779,548	4,222,705

Total current assets	92,186,886	91,694,912

Property, plant and equipment, at cost	91,011,825	91,471,500
Less, Accumulated depreciation and amortization	42,698,267	43,082,017

Property, plant and equipment, net	48,313,558	48,389,483

Goodwill and intangible assets, net	1,408,168	1,420,261
Other assets	532,187	620,064

Total assets	$142,440,799	$142,124,720

The accompanying notes are a part of the consolidated financial statements.

	March 31,	December 30,
	2007	2006
	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,534,193	$1,807,425
Trade accounts payable	15,987,159	13,508,441
Accrued income taxes	896,678	495,678
Other accrued liabilities	9,125,611	9,318,050

Total current liabilities	27,543,641	25,129,594

Long-term debt	36,671,100	38,863,229

Deferred income taxes	2,896,216	2,923,216

Total liabilities	67,110,957	66,916,039

Stockholders’ equity	75,329,842	75,208,681

Total liabilities and stockholders’ equity	$142,440,799	$142,124,720

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006

Net sales	$83,891,983	$85,747,138
Cost of sales	74,920,597	76,141,452
Gross profit	8,971,386	9,605,686

Selling, general and administrative expenses	6,929,747	6,858,966
Other expense (income)	(89,977)	(107,240)
Operating income	2,131,616	2,853,960

Interest expense	743,171	700,925
Income before income taxes	1,388,445	2,153,035

Income taxes	424,000	780,000
Net income	$964,445	$1,373,035

Earnings Per Share:
Basic	$.08	$.11
Diluted	.08	.11

Shares used in the computation of earnings per share:
Basic	12,726,845	12,689,654
Diluted	12,835,053	12,919,433

Cash dividends per common share	$.095	$.095

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net income	$964,445	$1,373,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,075,893	1,076,163
Amortization of intangibles	12,093	—
Provision for losses on doubtful receivables	42,293	46,656
Stock-based compensation expense	48,668	—
Loss (gain) on disposal of property and equipment	(70)	13,541
Changes in operating assets and liabilities, net of effect of business acquisition in 2006	2,156,468	(7,353,421)

Net cash provided by (used in) operating activities	4,299,790	(4,844,026)

Cash flows from investing activities:
Business acquisition	—	(1,050,000)
Additions to property, plant and equipment	(999,968)	(1,343,090)
Proceeds from disposal of property and equipment	70	4,700
Purchase of short-term investments	(1,200,000)	(1,185,000)
Decrease (increase) in other assets	13,978	(75,880)

Net cash used in investing activities	(2,185,920)	(3,649,270)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	31,577,297	27,270,784
Repayments of revolving line of credit and other long-term debt	(34,042,658)	(18,781,723)
Payment of cash dividends	(1,204,866)	(1,205,626)
Proceeds from exercise of stock options	359,813	—

Net cash provided by (used in) financing activities	(3,310,414)	7,283,435

Change in cash and cash equivalents	(1,196,544)	(1,209,861)

Cash and cash equivalents, beginning of period	1,307,463	1,515,532

Cash and cash equivalents, end of period	$110,919	$305,671

Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed in business acquisition	$—	$163,222

The accompanying notes are a part of the consolidated financial statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.  All adjustments are of a normal and recurring nature.  The December 30, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December.  The results of operations for the three months ended March 31, 2007 and April 1, 2006 are for 13 week periods.

Certain amounts in the consolidated statements of income for 2006 have been reclassified to conform to the presentation of the 2007 consolidated statements of income.  The reclassifications had no impact on net sales, cost of sales, pretax income or net income as previously reported. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2006.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized gains on hedge-activity, net of tax, and unrealized depreciation on available-for-sale securities, net of tax.  Other comprehensive income (loss) for the three month periods ended March 31, 2007 and April 1, 2006 was $(46,899) and $151,927, respectively.  Total comprehensive income combines net income and other comprehensive income (loss).  Total comprehensive income for the three month periods ended March 31, 2007 and April 1, 2006 was $917,546 and $1,524,962, respectively.

NOTE 3 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	March 31,	December 30,
	2007	2006
Raw materials	$29,438,259	$29,569,267
Work-in-progress	$10,493,038	$11,199,112
Finished goods	$13,120,847	$12,737,988
	$53,052,144	$53,506,367

The valuation of raw materials, work-in-progress and finished goods inventories at interim dates is based upon a gross profit percentage method, bills of materials, scrap and other estimated factors that affect inventory relief.  The Company has historically experienced both favorable and unfavorable adjustments resulting from physical inventories.  The Company continues to refine its inventory relief in an effort to minimize book to physical inventory adjustments.

NOTE 4 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Weighted average number of shares outstanding (used in computation of basic earnings per share)	12,726,845	12,689,654

Effect of dilutive stock options	108,208	229,779

Diluted shares outstanding (used in computation of diluted earnings per share)	12,835,053	12,919,433

NOTE 5 - STOCK-BASED COMPENSATION

A summary of the status of the Company’s outstanding stock options as of March 31, 2007, and changes during the three month period ended March 31, 2007 are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2007	1,228,320	$6.12
Granted	—	—
Exercised	(73,334)	4.91
Outstanding, March 31, 2007	1,154,986	6.19

The intrinsic value of the options exercised during the three months ended March 31, 2007 was $69,141.  The intrinsic value of all options outstanding at March 31, 2007 was $430,975 and outstanding options had a weighted-average remaining contractual life of 2.88 years.

NOTE 6 - COMMON STOCK

The Company paid cash dividends, to all Class A and Class B common stockholders, of nine and one-half cents ($0.095) per share for each of the three month periods ended March 31, 2007 and April 1, 2006.

NOTE 7 - SUBSEQUENT EVENT

On May 3, 2007, the Company’s Board of Directors declared a nine and one-half cent ($0.095) per share cash dividend payable on May 24, 2007 to all class A and B common stockholders of record on May 17, 2007.

NOTE 8 – ADOPTION OF NEW ACCOUNTING STANDARD

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This Interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed.  The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.  The amount of unrecognized tax benefits at January 1, 2007 totaled approximately $500,000, and the full amount would increase operating income thus impacting the Company’s effective tax rate, if ultimately recognized in income.

The Company is subject to U.S. federal income tax as well as various state taxes and is no longer subject to examination by taxing authorities for years before 2003.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for at March 31, 2007 were insignificant.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto elsewhere in this document.

Net Sales

Net sales for the three months ended March 31, 2007 decreased $1.8 million, or 2.1%, to $83.9 million compared to $85.7 million for the three months ended April 1, 2006.  The decrease in net sales was attributable to a reduction of $3.1 million, or 5.3%, in our core truck sales and a reduction of $1.1 million, or 33.3%, in armored vehicle sales. These decreases were partially offset by higher net sales in our composites divisions of $2.3 million, a 101.5% increase from 2006, and $1.1 million, a 117.1% increase from 2006, in our Silver Crown motorhome division.

Net sales in our StarsTrans bus division remained relatively constant from quarter-to-quarter.  The anticipated decrease in core truck sales was the result of an industry-wide reduction in truck sales due to the increased cost of chassis.  New and more stringent diesel engine emission standards, which became effective for engines produced beginning January 1, 2007, caused truck buyers to accelerate their purchases into 2006. However, because of our broad and diverse product line, we are hopeful of mitigating the effect of the accelerated truck purchases which occurred during 2006.  The reduction in armored vehicle sales for the quarter was primarily attributable to the timing of the placement of orders by our cash-in-transit customers. The backlog for the armored vehicle sales has improved and we now anticipate exceeding our 2006 armored vehicle sales in 2007. The strong increase in sales in the composites divisions was primarily due to increased sales of our fiberglass reinforced plywood (“FRP”) product while the increase in our Silver Crown motorhome division sales was due to the division being a startup operation in 2006. Our total sales backlog was $81.3 million at March 31, 2007 compared to $90.9 million at April 1, 2006.

Cost of sales and gross profit

Gross profit decreased by $.6 million, or 6.3%, to $9.0 million (10.7% of net sales) for the three months ended March 31, 2007 compared to $9.6 million (11.2% of net sales) for the three months ended April 1, 2006.  The following table presents the components of cost of sales as a percentage of net sales for the first quarter of 2007 and 2006 and the changes from 2006:

	March 31,	April 1,	Percent
	2007	2006	Change
Material	58.7%	56.9%	1.8%
Direct labor	13.5	14.1	-0.6
Overhead	14.8	15.2	-0.4
Delivery	2.3	2.6	-0.3
Cost of sales	89.3	88.8	0.5
Gross profit	10.7%	11.2%	-0.5%

Material – Material cost as a percentage of net sales for the three months ended March 31, 2007 was 58.7% compared to 56.9% for the corresponding period in 2006.  The increase of 1.8% is due to our StarTrans Bus division, our Silver Crown division and our Composites divisions, which have a higher material content and accounted for 28.7% of our net sales in the first quarter of 2007 compared to 21.7% of our net sales in the first quarter of 2006.  The Company’s core truck division’s material percentage decreased .6% from quarter-to-quarter but escalating steel and aluminum raw material costs remain a concern. We continue to closely monitor and manage our major raw material costs through close communication and negotiation with key suppliers, utilizing cost monitoring tools and developing strategies to mitigate cost and availability issues.  The Company also continually strives to reduce the cost of its product offerings through the development and use of innovative materials, robotics and other manufacturing process improvements.

Direct Labor – Direct labor as a percentage of net sales was 13.5% for the three months ended March 31, 2007 compared to 14.1% for the three months ended April 1, 2006.  The direct labor improvement of .6% was the result of the efficiencies realized from using our more experienced workforce and contracting fewer temporary employees at our core truck divisions. Additionally, in the first quarter of 2006 we experienced a delay in OEM supplied chassis which caused the Company to temporarily shut down production lines, thereby negatively affecting labor and overhead absorption in the 2006 quarter.

Overhead – Overhead as a percentage of net sales was 14.8% for the three months ended March 31, 2007 compared to 15.2% for the three months ended April 1, 2007.  The improvement of .4% was primarily due to reductions in indirect payroll, small tools purchases, utilities and repairs and maintenance costs for the first quarter of 2007 compared to the first quarter of 2006.  However, these improvements were somewhat offset by an increase in group health insurance claims. To combat the increase in group health insurance claims, the Company continues to implement changes to its group health insurance plan in an effort to control future claim costs.

Delivery – Delivery expense as a percentage of net sales was 2.3% for the three months ended March 31, 2007 compared to 2.6% for the three months ended April 1, 2007.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses remained flat at $6.9 million (8.3% of net sales) for the three months ended March 31, 2007 and (8.0% of net sales) for the three months ended April 1, 2006. The following table presents selling and G&A expenses as a percentage of net sales and the changes from quarter-to-quarter:

	March 31,	April 1,	Percent
	2007	2006	Change
Selling expenses	3.1%	2.8%	0.3%
G&A expenses	5.2	5.2	—
Total	8.3%	8.0%	0.3%

Selling expenses – Selling expenses increased by $.2 million, or 8.3%, to $2.6 million for the three months ended March 31, 2007 from $2.4 million for the three months ended April 1, 2006.  The increased selling expenses related primarily to a reduction in cooperative marketing funds received from chassis manufacturers. These funds, determined solely by programs established by the chassis manufacturers, have historically been used to help offset marketing and promotional expenses.  Additionally, to promote its expanding and extensive product lines, the Company also incurred higher show and related expenses in the first quarter of 2007 compared to the first quarter of 2006.

G&A expenses – General and administrative expenses decreased by $.1 million, or 2.3% to $4.3 for the three months ended March 31, 2007 from $4.4 million for the three months ended April 1, 2006. The decrease in general and administrative expenses was due to a continued focus to reduce expenses in 2007 compared to 2006.

Other Income

Other income was relatively constant at $.1 million for the three months ended March 31, 2007 and April 1, 2006. Other income consists of rental income, gain on sale of assets and other miscellaneous income received by the Company through its various business activities.

Interest expense

Interest expense was relatively constant at $.7 million (.8% of net sales) for the three months ended March 31, 2007 and April 1, 2006, respectively.  Bank interest expense increased $.1 million to $.6 million for the first quarter of 2007 compared to $.5 million for the first quarter of 2006.  The increase resulted from increased borrowings under the Company’s working capital line of credit and higher interest rates.  Chassis interest expense was $.1 million for the first quarter of 2007 compared to $.2 million for the first quarter of 2006.  The decrease was due to reduced consigned chassis inventory levels relating to light-duty chassis.  In 2006, we experienced an unanticipated slow down in the light-duty truck market causing a build up of consigned chassis inventory which resulted in increased interest expense.

Income taxes

The Company’s effective income tax rate was 30.5% for the three months ended March 31, 2007 compared to 36.2% for the three months ended April 1, 2006.  The 2006 effective income tax rate was subsequently reduced during the third and fourth quarters of 2006 and was 30.2% for the year ended December 30, 2006. In addition to being in a lower tax bracket, the effective income tax rate was favorably impacted by tax-exempt underwriting income of a wholly-owned small captive insurance subsidiary, by the additional tax deduction allowed manufacturers under the 2004 American Jobs Creation Act and federal and state research and development tax credits.

Net income and earnings per share

Net income decreased by $.4 million, or 29%, to $1.0 million (1.2% of net sales) for the three months ended March 31, 2007 from $1.4 million (1.6% of net sales) for the three months ended April 1, 2006.

Basic and diluted earnings per share decreased $.03 per share, or 27% to $.08 per share for the three months ended March 31, 2007 from $.11 per share for the three months ended April 1, 2006.

Liquidity and Capital Resources

Cash generated from operations and reductions in working capital were major sources of cash flows during the first quarter of 2007.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.

Operating activities

Operating activities provided $4.3 million for the three months ended March 31, 2007 compared to a use of cash of $4.8 million for the three months ended April 1, 2006.  Working capital decreased $1.9 million during the three months ended March 31, 2007, principally due to higher levels of trade accounts payable and, to a lesser extent, a decrease in inventories which were somewhat offset by an increase in trade accounts receivable.  Net income, adjusted for depreciation and amortization, also provided $2.1 million and $2.4 million, respectively, for the first quarter of 2007 and 2006.

Investing activities

Investing activities used $2.2 million for the three months ended March 31, 2007 compared to $3.6 million for the three months ended April 1, 2006.  Capital expenditures totaled $1.0 million for first quarter of 2007 and consisted principally of replacement equipment.  Additionally, the Company had an increase in its short-term investments of $1.2 million in its captive insurance subsidiary for the three months ended March 31, 2007.

Financing activities

Financing activities used $3.3 million for the three months ended March 31, 2007 compared to cash provided of $7.3 for the three months ended April 1, 2006.  The lower levels of financing activities occurred as a result of a reduction of $1.9 million in working capital in the first quarter of 2007 compared to a $7.2 million increase for the first quarter of 2006. The Company also received $.4 million from the exercise of stock options in the first quarter of 2007. The Company’s board of directors approved a quarterly cash dividend of nine and one-half cents per share, or $1.2 million, for the first quarter of 2007 and 2006.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 30, 2006.  In Management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance and accrued warranty.

Revenue Recognition – The Company generally recognizes revenue when the unit is shipped to the customer.  Revenue on certain customer requested bill and hold transactions is recognized subsequent to when the customer is notified that the product(s) have been completed according to customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery based on established delivery terms.

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

Excess and Obsolete Inventories – The Company must make estimates regarding the future use of raw materials and finished products and provides a provision for obsolete or slow-moving inventories.  If actual product life cycles, product demand or market conditions are less favorable than those projected by Management, additional inventory write-downs may be required which would affect future operating results.

Inventory Relief – For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of gross profit percentage method, standard bills of material, adjusted for scrap and other estimated factors affecting inventory relief.  Because of the customized nature of the Company’s products, it is difficult to place full reliance on the bills of material for accurate relief of inventories.  Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments, which are based on estimates, are necessary in an effort to assure correct relief of inventories for products sold.  The estimate calculations consider the customized nature of products, historical inventory relief percentages, scrap variances and other factors which could impact inventory relief.  The accuracy of the inventory relief is not known until interim and or annual physical inventories are conducted at each of the Company’s plant locations.

Management has dedicated significant in-house resources to refining bills of materials, improving cost accounting functions and instituting new inventory policies and procedures.  In addition, Management has implemented more frequent physical inventories.

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

The Company utilizes a wholly-owned small captive insurance company to insure certain of its business risks.  Certain risks, traditionally self-insured by the Company and its subsidiaries, are insured by the captive insurance subsidiary.  In addition, certain business risks not traditionally insured are insured by the captive insurance subsidiary.  Since the captive insurance company has not reinsured any of its coverages, the Company’s overall self-insurance risk has not changed.  The captive insurance subsidiary helps the Company manage its risk exposures and under the Internal Revenue Code the net underwriting income of a small captive, as defined, is not taxable.

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

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 30, 2006.

ITEM 4.                         CONTROLS AND PROCEDURES.

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

b.             Changes in Internal Control over Financial Reporting.

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

PART II.     OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.                    RISK FACTORS.

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.                             OTHER INFORMATION.

Not applicable.

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

SUPREME INDUSTRIES, INC.

BY: /s/ Jeffery D. Mowery
DATE: May 14, 2007	Jeffery D. Mowery

Vice President of Finance and Chief Financial Officer

(Signing on behalf of the Registrant and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.