Form 10-Q
period 2007-06-30
SUPREME INDUSTRIES INC
filed 2007-08-14
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-8183

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at July 25,2007
Class A	10,833,299
Class B	2,024,133

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 30,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$112,316	$1,307,463
Investments	2,675,947	1,542,101
Accounts receivable, net	28,832,776	31,116,276
Inventories	47,230,407	53,506,367
Other current assets	3,114,115	4,222,705

Total current assets	81,965,561	91,694,912

Property, plant and equipment, at cost	91,368,323	91,471,500
Less, Accumulated depreciation and amortization	43,566,680	43,082,017

Property, plant and equipment, net	47,801,643	48,389,483

Goodwill and intangible assets, net	1,396,076	1,420,261
Other assets	705,368	620,064

Total assets	$131,868,648	$142,124,720

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	June 30,	December 30,
	2007	2006
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt	$1,261,229	$1,807,425
Trade accounts payable	13,532,552	13,508,441
Accrued income taxes	543,041	495,678
Other accrued liabilities	9,555,113	9,318,050

Total current liabilities	24,891,935	25,129,594

Long-term debt	27,398,096	38,863,229

Deferred income taxes	2,962,616	2,923,216

Total liabilities	55,252,647	66,916,039

Stockholders' equity	76,616,001	75,208,681

Total liabilities and stockholders' equity	$131,868,648	$142,124,720

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$88,161,027	$98,863,512	$172,053,010	$184,610,650
Cost of sales	77,071,811	88,332,555	151,992,408	164,474,007
Gross profit	11,089,216	10,530,957	20,060,602	20,136,643

Selling, general and administrative expenses	7,599,884	7,341,767	14,529,631	14,200,733
Other expense (income)	(139,164)	(96,851)	(229,141)	(204,091)
Operating income	3,628,496	3,286,041	5,760,112	6,140,001

Interest expense	667,819	834,660	1,410,990	1,535,585
Income before income taxes	2,960,677	2,451,381	4,349,122	4,604,416

Income taxes	917,000	886,000	1,341,000	1,666,000
Net income	$2,043,677	$1,565,381	$3,008,122	$2,938,416

Earnings Per Share:
Basic	$.16	$.12	$.24	$.23
Diluted	.16	.12	.23	.23

Shares used in the computation of earnings per share:
Basic	12,818,569	12,692,632	12,772,457	12,691,143
Diluted	12,902,531	12,892,625	12,870,298	12,913,984

Cash dividends per common share	$.095	$.095	$.19	$.19

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income	$3,008,122	$2,938,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,139,922	2,132,269
Amortization of intangibles	24,185	—
Provision for losses on doubtful receivables	96,341	101,766
Stock-based compensation expense	154,610	—
Loss on disposal of property and equipment	15,641	21,045
Changes in operating assets and liabilities, net of effect of business acquisition in 2006	9,880,246	(2,355,210)
Net cash provided by operating activities	15,319,067	2,838,286

Cash flows from investing activities:
Business acquisition	—	(1,050,000)
Additions to property, plant and equipment	(1,574,217)	(2,181,914)
Proceeds from disposal of property and equipment	6,494	1,936,518
Purchase of short-term investments	(1,131,492)	(1,232,457)
Decrease (increase) in other assets	24,497	(127,160)
Net cash used in investing activities	(2,674,718)	(2,655,013)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	60,102,739	47,220,558
Repayments of revolving line of credit and other long-term debt	(72,114,068)	(46,109,305)
Payment of cash dividends	(2,423,710)	(2,411,647)
Proceeds from exercise of stock options	595,543	—
Net cash used in financing activities	(13,839,496)	(1,300,394)

Change in cash and cash equivalents	(1,195,147)	(1,117,121)

Cash and cash equivalents, beginning of period	1,307,463	1,515,532

Cash and cash equivalents, end of period	$112,316	$398,411

Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed in business acquisition	$—	$163,222

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

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December.  The results of operations for the three and six months ended June 30, 2007 and July 1, 2006 are for 13 and 26 week periods, respectively.

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

NOTE 2 - OTHER COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains on hedge-activity, net of tax, and unrealized depreciation on available-for-sale securities, net of tax.  Other comprehensive income for the three and six month periods ended June 30, 2007 was $119,655 and $72,756, respectively.  Other comprehensive income for the three and six month periods ended July 1, 2006 was $109,580 and $261,507, respectively. Total comprehensive income combines net income and other comprehensive income.  Total comprehensive income for the three and six month periods ended June 30, 2007 was $2,163,332 and $3,080,878, respectively.  Total comprehensive income for the three and six month periods ended July 1, 2006 was $1,674,961 and $3,199,923, respectively.

NOTE 3 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	June 30, 2007	December 30, 2006
Raw materials	$27,376,917	$29,569,267
Work-in-progress	9,256,012	11,199,112
Finished goods	10,597,478	12,737,988
	$47,230,407	$53,506,367

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

NOTE 4 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Weighted average number of shares outstanding (used in computation of basic earnings per share)	12,818,569	12,692,632	12,772,457	12,691,143

Effect of dilutive stock options	83,962	199,993	97,841	222,841

Diluted shares outstanding (used in computation of diluted earnings per share)	12,902,531	12,892,625	12,870,298	12,913,984

NOTE 5 - STOCK-BASED COMPENSATION

A summary of the status of the Company’s outstanding stock options as of June 30, 2007, and changes during the six months ended June 30, 2007 are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2007	1,228,320	$6.12
Granted	110,195	6.42
Exercised	(254,834)	5.04
Forfeited	(25,500)	6.47
Outstanding, June 30, 2007	1,058,181	6.53

The intrinsic value of the options exercised during the three and six month periods ended June 30, 2007 was $227,480 and $311,705, respectively.  The intrinsic value of all options outstanding at June 30, 2007 was $664,222 and outstanding options had a weighted-average remaining contractual life of 2.46 years.

NOTE 6 - COMMON STOCK

The Company paid cash dividends, to all Class A and Class B common stockholders, of nine and one-half cents ($0.095) and nineteen cents ($0.19) per share for each of the three and six month periods ended June 30, 2007 and July 1, 2006.

NOTE 7 - SUBSEQUENT EVENT

On August 7, 2007, the Company’s Board of Directors declared a nine and one-half cents ($0.095) per share cash dividend payable on August 28, 2007 to all class A and B common stockholders of record on August 21, 2007.

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

The Company is subject to U.S. federal income tax as well as various state taxes and is no longer subject to examination by taxing authorities for years before 2003.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for at June 30, 2007 were insignificant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto elsewhere in this document.

Net Sales

Net sales for the three months ended June 30, 2007 decreased $10.7 million, or 10.8%, to $88.2 million compared to $98.9 million for the three months ended July 1, 2006.  Net sales for the six months ended June 30, 2007 decreased $12.5 million, or 6.8%, to $172.1 million from $184.6 million for the six months ended July 1, 2006.  The decrease in net sales for the three and six months ended June  30, 2007 was primarily attributable to a reduction of $16.3 million and $20.6 million, respectively, in our core truck sales. The decrease was partially offset by higher net sales for the three and six months ended June 30, 2007, in our Silver Crown division of $3.0 million and $4.1 million, respectively, and our Composites division of $.8 million and $3.1 million, respectively. Net sales in our StarsTrans bus division remained relatively constant from period-to-period.  We attribute the decrease in our core truck sales to an industry-wide downturn in truck sales due to the increased cost of chassis and an overall soft truck market.  New and more stringent diesel engine emission standards, which became effective for engines produced beginning January 1, 2007, caused truck buyers to accelerate their purchases into 2006.  Assuming the continuation of these business conditions, we are anticipating that net sales in the second half of 2007 will be lower than the comparable 2006 period.  The increase in sales in our Silver Crown motorhome division sales was the result of the operation being a startup during 2006. Our total sales backlog was $72.2 million at June 30, 2007 compared to $81.1 million at July 1, 2006.

Cost of sales and gross profit

Gross profit increased by $.6 million, or 5.7%, to $11.1 million (12.6% of net sales) for the three months ended June 30, 2007 compared to $10.5 million (10.7% of net sales) for the three months ended July 1, 2006.  For the six months ended June 30, 2007, gross profit was unchanged at $20.1 million (11.7% of net sales) compared to $20.1 million (10.9% of net sales) for the six months ended July 1, 2006.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period-to-period:

	Three Months Ended			Six Months Ended
	June 30, 2007	July 1, 2006	Percent Change	June 30, 2007	July 1, 2006	Percent Change

Material	57.0%	58.5%	-1.5%	57.8%	57.8%	0.0%
Direct labor	13.4	13.9	-0.5	13.5	14.0	-0.5
Overhead	14.5	14.4	0.1	14.6	14.8	-0.2
Delivery	2.5	2.5	0.0	2.4	2.5	-0.1
Cost of sales	87.4	89.3	-1.9	88.3	89.1	-0.8
Gross profit	12.6%	10.7%	1.9%	11.7%	10.9%	0.8%

Material – Material cost as a percentage of net sales decreased 1.5% for the three months ended June 30, 2007 and was unchanged for the six months ended June 30, 2007 when compared to corresponding periods in 2006.  The Company’s core truck division’s material percentage decreased 3.3% and 2.0% for the three and six months ended June 30, 2007, respectively, primarily due to favorable truck product mix.  However, the change in the consolidated material percentages was impacted by product mix as our StarTrans Bus division, our Silver Crown division and our Composites divisions, which have higher material content, accounted for 29.2% of our net sales in the first six months of 2007 compared to 22.8% of our net sales in the first six months of 2006.  Raw material prices continue to remain a concern. However, we are closely monitoring and managing material costs through close communication and negotiation with key suppliers.

Direct Labor – Direct labor as a percentage of net sales decreased .5% for the three and six months ended June 30, 2007, respectively, when compared to corresponding periods in 2006.  The direct labor improvement was the result of the efficiencies realized from contracting fewer temporary employees at our core truck divisions due to reduced sales volume. Additionally, in the first half of 2006, we experienced a delay in OEM supplied chassis which caused the Company to temporarily shut down production lines, thereby negatively affecting labor and overhead absorption.

Overhead –  Overhead as a percentage of net sales increased .1% and decreased .2% for the three and six months ended  June 30, 2007, respectively, when compared to the same periods in 2006.  The improvement of ..2% for the six months ended  June 30, 2007 was primarily due to a continued focus to reduce expenses and manage our overhead structure for the lower sales volume experienced in the first half of the year.  However, the improvement was somewhat offset by an increase in group health insurance claims. To combat the increase in group health insurance claims, the Company continues to implement changes to its group health insurance plan in an effort to control future claim costs.

Delivery – Delivery expense as a percentage of net sales was unchanged for the three months ended June 30, 2007 and decreased .1% for the six months ended July 1, 2007 when compared to corresponding periods in 2006.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses were $7.6 million (8.6% of net sales) for the three months ended June 30, 2007 compared to $7.3 million (7.4% of net sales) for the three months ended July 1, 2006. For the six months ended June 30, 2007, selling and G&A expenses were $14.5 million (8.4% of net sales) compared to $14.2 million (7.7% of net sales) for the six months ended July 1, 2006.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period-to-period:

	Three Months Ended			Six Months Ended
	June 30,	July 1,	Percent	June 30,	July 1,	Percent
	2007	2006	Change	2007	2006	Change
Selling expenses	3.3%	3.0%	0.3%	3.2%	3.0%	0.2%
G&A expenses	5.3	4.3	1.0	5.2	4.7	0.5
Total	8.6%	7.3%	1.3%	8.4%	7.7%	0.7%

Selling expenses – Selling expenses decreased by $.1 million, or 5.2%, to $2.9 million for the three months ended June 30, 2007 from $3.0 million for the three months ended July 1, 2006.  For the six months ended June 30, 2007 and July 1, 2007, selling expenses remained unchanged at $5.5 million.

G&A expenses – General and administrative expenses increased by $.4 million, or 9.7% to $4.7 million for the three months ended June 30, 2007 from $4.3 million for the three months ended July 1, 2006. For the six months ended June 30, 2007, general and administrative expenses increased $.3 million, or 3.4%, to $9.0 million from $8.7 million for the six months ended July 1, 2006. The increase in general and administrative expenses was primarily due to fees associated with complying with the requirements of the Sarbanes-Oxley Act of 2002.

Other Income

Other income was relatively constant at $.1 million and $.2 million for the three and six months ended June 30, 2007 and July 1, 2006, respectively. Other income consists of rental income, gain on sale of assets and other miscellaneous income received by the Company through its various business activities.

Interest expense

Interest expense was $.7 million (.8% of net sales) for the three months ended June 30, 2007 compared to $.8 million (.8% of net sales) for the three months ended July 1, 2006. For the six months ended June 30, 2007, interest expense was $1.4 million (.8% of net sales) compared to $1.5 million (.8% of net sales) for the six months ended July 1, 2006.  The decrease in interest expense is due to less borrowing under the Company’s working capital line of credit and a decrease in chassis interest expense.  The decrease in chassis interest expense was due to reduced consigned chassis inventory levels relating to light-duty chassis.  In 2006, we experienced an unanticipated slow down in the light-duty truck market causing a build up of consigned chassis inventory which resulted in increased interest expense.

Income taxes

The Company’s effective income tax rate was 31% for the three and six months ended June 30, 2007 compared to 36% for the three and six months ended July 1, 2006.  The 2006 effective income tax rate was subsequently reduced during the third and fourth quarters of 2006 and was 30% for the year ended December 30, 2006. In addition to being in a lower tax bracket, the effective income tax rate was favorably impacted by tax-exempt underwriting income of a wholly-owned small captive insurance subsidiary, by the additional tax deduction allowed manufacturers under the 2004 American Jobs Creation Act and federal and state research and development tax credits.

Net income and earnings per share

Net income increased by $.4 million for the three months ended June 30, 2007 to $2.0 million (2.3% of net sales) from $1.6 million (1.6% of net sales) for the three months ended July 1, 2006. For the six months ended June 30, 2007, net income increased by $.1 million to $3.0 million (1.7% of net sales) from $2.9 million (1.6% of net sales) for the six months ended July 1, 2006.

Basic and diluted earnings per share increased $.04 per share, or 33% to $.16 per share for the three months ended June 30, 2007 from $.12 per share for the three months ended July 1, 2006.  Basic earnings per share were $.24 for the six months ended June 30, 2007 compared to $.23 for the six months ended July 1, 2007.  Diluted earnings per share remained constant at $.23 per share for the six months ended June 30, 2007 and July 1, 2006.

Liquidity and Capital Resources

Cash generated from operations and reductions in working capital were major sources of cash flows during the first six months of 2007.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.

Operating activities

Operating activities provided $15.3 million for the six months ended June 30, 2007 compared to a $2.8 million for the six months ended July 1, 2006.  Working capital decreased $9.5 million during the six months ended June 30, 2007, principally due to lower inventories of $6.3 million and lower accounts receivables of $2.3 million.  Net income, adjusted for depreciation and amortization, also provided $5.2 million and $5.1 million for the first half of 2007 and 2006, respectively.

Investing activities

Investing activities used $2.7 million for the six months ended June 30, 2007 and July 1, 2006.  Capital expenditures totaled $1.6 million for first half of 2007 and consisted principally of replacement equipment.

Financing activities

Financing activities used $13.8 million for the six months ended June 30, 2007 compared to $1.3 for the six months ended July 1, 2006.  Our positive cash flow, used to significantly reduce our bank borrowings during the second quarter of 2007, occurred as a result of a reduction of $9.5 million in working capital in the first half of 2007 compared to a $1.0 million increase in working capital for the first half of 2006. The Company also received $.6 million from the exercise of stock options in the first half of 2007. The Company’s board of directors approved quarterly cash dividends of nine and one-half cents per share, or $2.4 million, for the first two quarters of 2007 and 2006.

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

Inventory Relief – For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of a gross profit percentage method and standard bills of material, adjusted for scrap and other estimated factors affecting inventory relief.  Because of our large and diverse product line and the customized nature of each order,, it is difficult to place full reliance on the bills of material for accurate relief of inventories.  Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments, which are based on estimates, are necessary in an effort to assure correct relief of inventories for products sold.  The estimate calculations consider the customized nature of products, historical inventory relief percentages, scrap variances and other factors which could impact inventory relief.

The accuracy of the inventory relief is not known until physical inventories are conducted at each of the Company’s plant locations.  We have recently adopted a policy of conducting semi-annual physical inventories at all locations and recording any adjustments relating thereto.  We are not performing quarterly physical inventories at all locations due to the excessive costs and severe disruption to our production process. We have dedicated significant in-house resources in our continuing effort to refine our approach to these physical inventories so as to enable us to improve the accuracy of our inventory accounting system.

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

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Supreme Industries, Inc.’s annual meeting of stockholders was held on May 3, 2007.  Below is a summary of matters voted upon at that meeting.

a)     The following individuals were elected Directors by the holders of the Company’s Class A Common Stock for a one year term.

	For	Withheld
Arthur M. Borden	8,252,963	701,559
William C. Hurtt, Jr. (*)	8,259,266	695,256
Mark C. Neilson	8,258,874	695,648

(*) The Company has filed a Form 8-K to announce the election of Edward L. Flynn as a member of the Company’s Board of Directors, and as a member of the Company’s Audit Committee, effective May 15, 2007, to succeed William C. Hurtt, Jr., who died on April 25, 2007.

The following individuals were elected Directors by the holders of the Company’s Class B Common Stock by a vote of 1,973,889 for, 50,244 withheld.

William J. Barrett

Robert J. Campbell

Thomas Cantwell

Herbert M. Gardner

Omer G. Kropf

Robert W. Wilson

b)    An amendment to the Company’s Amended and Restated 2004 Stock Option Plan was approved by the holders of the Company’s Class A and Class B Common Stock by a vote of 6,910,491 for, 1,174,925 against, 13,582 abstentions and 2,879,657 unvoted.

c)     Crowe Chizek and Company LLC was ratified as the Company’s independent registered public accounting firm by the holders of the Company’s Class A and Class B Common Stock by a vote of 10,523,805 in favor, 400,970 against, 3,636 abstaining, and 50,244 unvoted.

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

SUPREME INDUSTRIES, INC.

BY: /s/ Jeffery D. Mowery
DATE: August 14, 2007	Jeffery D. Mowery

Vice President of Finance and Chief Financial Officer

(Signing on behalf of the Registrant and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.