Form 10-Q
period 2007-09-29
SUPREME INDUSTRIES INC
filed 2007-11-13
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 1-8183

SUPREME INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1670945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2581 E. Kercher Rd., P.O. Box 237, Goshen, Indiana	46528
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (574) 642-3070

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at November 6, 2007
Class A Class B	10,874,799 2,024,133

SUPREME INDUSTRIES, INC.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 29,	December 30,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$64,373	$1,307,463
Investments	2,181,508	1,542,101
Accounts receivable, net	24,379,673	31,116,276
Inventories	47,481,456	53,506,367
Other current assets	3,973,105	4,222,705

Total current assets	78,080,115	91,694,912

Property, plant and equipment, at cost	92,038,517	91,471,500
Less, Accumulated depreciation and amortization	44,462,551	43,082,017

Property, plant and equipment, net	47,575,966	48,389,483

Goodwill and intangible assets, net	1,383,983	1,420,261
Other assets	438,588	620,064

Total assets	$127,478,652	$142,124,720

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	September 29,	December 30,
	2007	2006
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt	$871,429	$1,807,425
Trade accounts payable	11,917,638	13,508,441
Accrued income taxes	495,678	495,678
Other accrued liabilities	9,818,665	9,318,050

Total current liabilities	23,103,410	25,129,594

Long-term debt	25,766,325	38,863,229

Deferred income taxes	2,870,316	2,923,216

Other long-term liabilities	32,879	—

Total liabilities	51,772,930	66,916,039

Stockholders' equity	75,705,722	75,208,681

Total liabilities and stockholders' equity	$127,478,652	$142,124,720

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales	$67,540,998	$79,678,398	$239,594,008	$264,289,048
Cost of sales	60,201,848	70,122,112	212,194,256	234,596,119
Gross profit	7,339,150	9,556,286	27,399,752	29,692,929

Selling, general and administrative expenses	6,576,660	7,171,292	21,106,291	21,372,025
Other expense (income)	(161,093)	(202,475)	(390,234)	(406,566)
Operating income	923,583	2,587,469	6,683,695	8,727,470

Interest expense	520,718	760,108	1,931,708	2,295,693
Income before income taxes	402,865	1,827,361	4,751,987	6,431,777

Income taxes	129,000	585,000	1,470,000	2,251,000
Net income	$273,865	$1,242,361	$3,281,987	$4,180,777

Earnings Per Share:
Basic	$.02	$.10	$.26	$.33
Diluted	.02	.10	.25	.32

Shares used in the computation of earnings per share:
Basic	12,870,404	12,702,632	12,805,106	12,701,639
Diluted	12,975,543	12,835,523	12,903,820	12,888,703

Cash dividends per common share	$.095	$.095	$.285	$.285

The accompanying notes are a part of the consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,281,987	$4,180,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,220,196	3,182,038
Amortization of intangibles	36,278	—
Provision for losses on doubtful receivables	127,127	101,879
Stock-based compensation expense	227,638	74,857
Loss (gain) on disposal of property and equipment	(11,043)	13,630
Changes in operating assets and liabilities, net of effect of business acquisition in 2006	11,806,099	(3,245,962)

Net cash provided by operating activities	18,688,282	4,307,219

Cash flows from investing activities:
Business acquisition	—	(1,050,000)
Additions to property, plant and equipment	(2,428,880)	(3,899,691)
Proceeds from disposal of property and equipment	33,244	1,947,749
Purchase of short-term investments	(1,180,858)	(1,232,457)
Proceeds from sale of investments	544,804	—
Decrease in other assets	35,017	31,559

Net cash used in investing activities	(2,996,673)	(4,202,840)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	85,466,828	69,853,150
Repayments of revolving line of credit and other long-term debt	(99,499,728)	(67,528,063)
Payment of cash dividends	(3,646,592)	(3,618,620)
Proceeds from exercise of stock options	744,793	—

Net cash used in financing activities	(16,934,699)	(1,293,533)

Change in cash and cash equivalents	(1,243,090)	(1,189,154)

Cash and cash equivalents, beginning of period	1,307,463	1,515,532

Cash and cash equivalents, end of period	$64,373	$326,378

Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed in business acquisition	$—	$163,221

The accompanying notes are a part of the consolidated financial statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.  All adjustments are of a normal and recurring nature.  The December 30, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has adopted a 52 or 53 week fiscal year ending the last Saturday in December.  The results of operations for the three and nine months ended September 29, 2007 and September 30, 2006 are for 13 and 39 week periods, respectively.

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

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized gains on hedge-activity, net of tax, and unrealized depreciation on available-for-sale securities, net of tax.  Other comprehensive (loss) for the three and nine month periods ended September 29, 2007 was $(183,541) and $(110,785), respectively.  Other comprehensive income (loss) for the three and nine month periods ended September 30, 2006 was $(196,294) and $65,213, respectively. Total comprehensive income combines net income and other comprehensive income.  Total comprehensive income for the three and nine month periods ended September 29, 2007 was $90,324 and $3,171,202, respectively.  Total comprehensive income for the three and nine month periods ended September 30, 2006 was $1,046,067 and $4,245,990, respectively.

NOTE 3 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	September 29,	December 30,
	2007	2006
Raw materials	$26,146,270	$29,569,267
Work-in-progress	8,649,121	11,199,112
Finished goods	12,686,065	12,737,988
	$47,481,456	$53,506,367

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

The valuation of raw materials, work-in-progress, and finished goods inventories at interim dates is based upon bills of materials, scrap, and other estimated factors that affect inventory relief.  The Company has historically experienced both favorable and unfavorable adjustments resulting from physical inventories. Pre-tax favorable physical inventory adjustments recorded during the three-month periods ended September 29, 2007 and September 30, 2006 were $0.3 million and $ 1.9 million, respectively.  The Company continues to refine its inventory relief in an effort to minimize book to physical inventory adjustments.

NOTE 4 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding (used in computation of basic earnings per share)	12,870,404	12,702,632	12,805,106	12,701,639

Effect of dilutive stock options	105,139	132,891	98,714	187,064

Diluted shares outstanding (used in computation of diluted earnings per share)	12,975,543	12,835,523	12,903,820	12,888,703

NOTE 5 - STOCK-BASED COMPENSATION

A summary of the status of the Company’s outstanding stock options as of September 29, 2007, and changes during the nine months ended September 29, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, January 1, 2007	1,228,320	$6.12
Granted	110,195	6.42
Exercised	(280,834)	5.10
Forfeited	(46,500)	6.73
Outstanding, September 29, 2007	1,011,181	6.54

The intrinsic value of the options exercised during the three and nine month periods ended September 29, 2007 was $32,774 and $362,237, respectively.  The intrinsic value of all options outstanding at September 29, 2007 was $708,060 and outstanding options had a weighted-average remaining contractual life of 2.22 years.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Concluded.

NOTE 6 - COMMON STOCK

The Company paid cash dividends, to all Class A and Class B common stockholders, of nine and one-half cents ($0.095) and twenty eight and one-half cents ($0.285) per share for each of the three and nine month periods ended September 29,2007 and September 30, 2006.

NOTE 7 - SUBSEQUENT EVENT

On October 30, 2007, the Company’s Board of Directors declared a nine and one-half cents ($0.095) per share cash dividend payable on November 20, 2007 to all class A and B common stockholders of record on November 13, 2007.

NOTE 8 - ADOPTION OF NEW ACCOUNTING STANDARD

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This Interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed.  The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.  The amount of unrecognized tax benefits at January 1, 2007 totaled approximately $500,000, and the full amount would decrease the Company’s effective tax rate, if ultimately recognized in income.

The Company is subject to U.S. federal income tax as well as various state taxes and is no longer subject to examination by taxing authorities for years before 2003.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued as of September 29, 2007 were insignificant.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto elsewhere in this document.

Net Sales

Net sales for the three months ended September 29, 2007 decreased $12.2 million, or 15.3%, to $67.5 million compared to $79.7 million for the three months ended September 30, 2006.  Net sales for the nine months ended September 29, 2007 decreased $24.7 million, or 9.3%, to $239.6 million from $264.3 million for the nine months ended September 30, 2006.  The decrease in net sales for the three and nine months ended September 29, 2007 was primarily attributable to a

Results of Operations, Continued

reduction of $17.6 million and $38.2 million, respectively, in our core truck sales. The decrease was partially offset by higher net sales for the three and nine months ended September 29, 2007, in our motorcoach division of $2.3 million and $6.4 million, respectively, and our armored division of $1.7 million and $2.5 million, respectively, while net sales in our bus division remained relatively constant from period to period.  We attribute the decrease in our core truck sales to continued softness in the 2007 retail truck market. Assuming the continuation of these business conditions, we are anticipating that net sales in the fourth quarter will be lower than the comparable 2006 period.  The increase in sales in our motorcoach division resulted from the growth of this 2006 acquisition. Our total sales backlog was $72.6 million at September 29, 2007 compared to $75.4 million at September 30, 2006.

Cost of sales and gross profit

Gross profit decreased by $2.3 million, or 23.9%, to $7.3 million (10.9% of net sales) for the three months ended September 29, 2007 compared to $9.6 million (12.0% of net sales) for the three months ended September 30, 2006.  For the nine months ended September 29, 2007, gross profit decreased by $2.3 million, or 7.7%, to $27.4 million (11.4% of net sales) compared to $29.7 million (11.2% of net sales) for the nine months ended September 30, 2006.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	Percent	September 29,	September 30,	Percent
	2007	2006	Change	2007	2006	Change
Material	55.8%	55.0%	0.8%	57.3%	56.9%	0.4%
Direct labor	14.1	14.3	-0.2	13.7	14.1	-0.4
Overhead	16.2	15.7	0.5	15.1	15.1	0.0
Delivery	3.0	3.0	0.0	2.5	2.7	-0.2
Cost of sales	89.1	88.0	1.1	88.6	88.8	-0.2
Gross profit	10.9%	12.0%	-1.1%	11.4%	11.2%	0.2%

Material — Material cost as a percentage of net sales increased .8% and .4% for the three and nine months ended September 29, 2007 when compared to corresponding periods in 2006.  The increase for the three months material percentage is partially attributable to recording a large favorable inventory adjustment in the third quarter of 2006, which reduced the 2006 material percentage by 2.6%.  Additionally, the quarter and year-to-date 2007 material percentages were higher due to product mix, as our bus and motorcoach divisions (which have higher material content) accounted for a greater percentage of our net sales in comparison to the same periods in 2006.

With regard to physical inventory adjustments, the Company has historically experienced and recorded both favorable and unfavorable adjustments.  For the three months ended September 29, 2007, the Company recorded a net favorable $0.3 million adjustment compared to a net favorable $1.9 million adjustment for the three months ended September 30, 2006.  Due to our product diversity, complexity, customization, and on-line engineering, inventory relief using standard bills of material does not provide full relief of our inventory.  Therefore, the Company records an estimated adjustment based on

Results of Operations, Continued

various factors. Throughout 2006 and 2007, the Company has intensified its bills of material accuracy initiatives and cost relief functions in conjunction with selectively performing additional interim physical inventories and recording any adjustments relating thereto. (See “Inventory Relief” below in our discussion of “Critical Accounting Policies and Estimates”).

Raw material prices continue to remain a concern. In particular, prices have increased for petroleum-based raw materials, including resin and gelcoat, used in the production of our fiberglass products.  However, we are closely monitoring and managing all material costs through timely communication and negotiation with key suppliers.

Direct Labor — Direct labor as a percentage of net sales decreased .2% and .4% for the three and nine months ended September 29, 2007, respectively, when compared to corresponding periods in 2006.  The direct labor improvement was the result of the efficiencies realized from contracting fewer, more costly temporary employees at our core truck divisions due to reduced sales volume.  Additionally, in the first half of 2006 we experienced a delay in OEM supplied chassis which caused the Company to temporarily suspend production, thereby negatively affecting labor and overhead absorption.  The slight increase of .4% in the third quarter of 2007 versus the 2007 year-to-date percentage was attributable to labor efficiencies associated with standardized fleet units produced principally in the first half of the year. This trend was consistent with our historical experience in years in which we have had fleet contracts.

Overhead — Overhead as a percentage of net sales increased .5% for the three months ended September 29, 2007 compared to the 2006 third quarter and remained flat for the three and nine months ended September 29, 2007 when compared to the same period in 2006.  The increase in the overhead percentages for the three months was due to lower sales volume for the three months as certain fixed expenses do not fluctuate when volume changes.  Additionally, group health insurance expense increased 4.4% and 14.2% for the three and nine months ended September 29, 2007, respectively, when compared to 2006. To combat the increase in group health insurance expense, the Company continues to implement changes to its group health insurance plan design in an effort to control future claim costs.  We will continue to focus on reducing expenses and managing our overhead cost structure for the level of sales volume we experienced during the first nine months of the year.

Delivery — Delivery expense as a percentage of net sales remained flat and decreased .2% for the three and nine months ended September 29, 2007 when compared to corresponding periods in 2006.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses were $6.6 million (9.7% of net sales) for the three months ended September 29, 2007 compared to $7.2 million (9.0% of net sales) for the three months ended September 30, 2006. For the nine months ended September 29, 2007, selling

Results of Operations, Continued

and G&A expenses were $21.1 million (8.8% of net sales) compared to $21.4 million (8.1% of net sales) for the nine months ended September 30, 2006.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	Percent	September 29,	September 30,	Percent
	2007	2006	Change	2007	2006	Change
Selling expenses	3.6%	3.7%	-0.1%	3.3%	3.2%	0.1%
G&A expenses	6.1	5.3	0.8	5.5	4.9	0.6
Total	9.7%	9.0%	0.7%	8.8%	8.1%	0.7%

Selling expenses — Selling expenses decreased by $.5 million, or 16.7%, to $2.5 million for the three months ended September 29, 2007 from $3.0 million for the three months ended September 30, 2006.  For the nine months ended September 29, 2007, selling expenses decreased $.5 million, or 5.9%, to $8.0 million from $8.5 million for the nine months ended September 30, 2006.  The decrease in selling expenses was the result of cooperative marketing credits the Company received from chassis manufactures.  These credits, determined solely by programs established by the chassis manufacturers, have historically been used to offset marketing and promotional expenses.  Additionally, sales commission expense decreased due to the lower sales volume experienced during the first nine months of 2007 compared to 2006.

G&A expenses — General and administrative expenses increased by $.1 million, or 2.4% to $4.1 million for the three months ended September 29, 2007 from $4.2 million for the three months ended September 30, 2006. For the nine months ended September 29, 2007, general and administrative expenses increased $.2 million, or 1.6%, to $13.1 million from $12.9 million for the nine months ended September 30, 2006. The increase in general and administrative expenses was primarily due to non-recurring fees associated with complying with the requirements of the Sarbanes-Oxley Act of 2002.

Other Income

Other income remained relatively constant at $.2 million and $.4 million for the three and nine months ended September 29, 2007 and September 30, 2006, respectively. Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company through its various business activities.

Interest expense

Interest expense was $.5 million (.7% of net sales) for the three months ended September 29, 2007 compared to $.8 million (1.0% of net sales) for the three months ended September 30, 2006. For the nine months ended September 29, 2007, interest expense was $1.9 million (.8% of net sales) compared to $2.3 million (.9% of net sales) for the nine months ended September 30, 2006.  The decrease in interest expense was due to less borrowing under the Company’s working capital line of credit and a decrease in chassis interest expense.  The decrease in bank interest expense was due to a decrease in the lending interest rates and a more intense focus on working capital management resulting in improved bank borrowing rates.  Additionally, the decrease in chassis interest expense was due to reduced consigned chassis inventory levels relating to light-duty chassis.  In 2006, we experienced an unanticipated slowdown in the light-duty truck market causing a build-up of consigned chassis inventory which resulted in increased interest expense.

Results of Operations, Concluded

Income taxes

The Company’s effective income tax rate was 32% for the three months ended September 29, 2007 and September 30, 2006.  For the nine months ended September 29, 2007, the effective income tax was 31% compared to 35% for the nine months ended September 30, 2006.  The 2006 effective income tax rate was subsequently reduced during the fourth quarter of 2006 and was 30% for the year ended December 30, 2006. In addition to being in a lower tax bracket, the effective income tax rate was favorably impacted by tax-exempt underwriting income of a wholly-owned small captive insurance subsidiary, by the additional tax deduction allowed manufacturers under the 2004 American Jobs Creation Act, and federal and state research and development tax credits.

Net income and earnings per share

Net income decreased by $.9 million for the three months ended September 29, 2007 to $.3 million (.4% of net sales) from $1.2 million (1.5% of net sales) for the three months ended September 30, 2006. For the nine months ended September 29, 2007, net income decreased by $.9 million to $3.3 million (1.4% of net sales) from $4.2 million (1.6% of net sales) for the nine months ended September 30, 2006.

The following table presents basic and diluted earnings per share and the changes from period to period:

	Three Months Ended			Nine Months Ended
	September 29, 2007	September 30, 2006	Change	September 29, 2007	September 30, 2006	Change

Earnings per share
Basic	$0.02	$0.10	$(0.08)	$0.26	$0.33	$(0.07)
Diluted	$0.02	$0.10	$(0.08)	$0.25	$0.32	$(0.07)

Liquidity and Capital Resources

Cash generated from operations and reductions in working capital were major sources of cash flows during the first nine months of 2007.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.

Operating activities

Operating activities provided $18.7 million for the nine months ended September 29, 2007 compared to a $4.3 million for the nine months ended September 30, 2006.  Working capital decreased $11.6 million during the nine months ended September 29, 2007, principally due to lower inventories of $6.0 million and lower accounts receivables of $6.7 million (offset by a decrease in accounts payable of $1.6 million).  Net income, adjusted for depreciation and amortization, also provided $6.5 million and $7.4 million for the first nine months of 2007 and 2006, respectively.

Liquidity and Capital Resources, Concluded

Investing activities

Investing activities used $3.0 million for the nine months ended September 29, 2007 and $4.2 million for the nine months ended September 30, 2006.  Capital expenditures totaled $2.4 million for first nine months of 2007 and consisted principally of investments in replacing manufacturing equipment.

Financing activities

Financing activities used $16.9 million for the nine months ended September 29, 2007 compared to $1.3 for the nine months ended September 30, 2006.  Our positive cash flow, used to significantly reduce our bank borrowings during 2007, occurred as a result of a reduction of $11.6 million in working capital in the first nine months of 2007. The Company also received $0.7 million from the exercise of stock options in the first nine months of 2007. The Company’s board of directors approved quarterly cash dividends of nine and one-half cents per share, or $3.6 million, for the first three quarters of 2007 and 2006.

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

Revenue Recognition — The Company generally recognizes revenue when the unit is shipped to the customer.  Revenue on certain customer requested bill and hold transactions is recognized after the customer is notified that the product(s) have been completed according to customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery based on established delivery terms.

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would affect our future operating results.

Excess and Obsolete Inventories — The Company must make estimates regarding the future use of raw materials and finished products and provide for obsolete or slow-moving inventories.  If actual product life cycles, product demand, and/or market conditions are less favorable than those projected by Management, additional inventory write-downs may be required which would affect future operating results.

Critical Accounting Policies and Estimates, Continued

Inventory Relief — For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material adjusted for scrap and other estimated factors affecting inventory relief.  Because of our large and diverse product line and the customized nature of each order, it is difficult to place full reliance on the bills of material for accurate relief of inventories.  Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments (which are based on estimates) are necessary in an effort to assure correct relief of inventories for products sold.  The estimate calculations consider the customized nature of products, historical inventory relief percentages, scrap variances, and other factors which could impact inventory relief.

The accuracy of the inventory relief is not known until physical inventories are conducted at each of the Company’s plant locations. We conduct semi-annual physical inventories at all locations and schedule them in a manner that provides coverage in each of our calendar quarters. We have dedicated significant in-house resources in our continuing effort to refine our approach to these physical inventories so as to enable us to improve the accuracy of our inventory accounting system.

Accrued Insurance - The Company has a self-insured retention against product liability claims with insurance coverage over and above the retention.  The Company is also self-insured for a portion of its employee medical benefits and workers’ compensation.  Product liability claims are routinely reviewed by the Company’s insurance carrier, and management routinely reviews other self-insurance risks for purposes of establishing ultimate loss estimates.  In addition, management must determine estimated liability for claims incurred but not reported.  Such estimates, and any subsequent changes in estimates, may result in adjustments to our operating results in the future.

The Company utilizes a wholly-owned small captive insurance company to insure certain of its business risks.  Certain risks, traditionally self-insured by the Company and its subsidiaries, are insured by the captive insurance subsidiary.  In addition, certain business risks not traditionally insured are insured by the captive insurance subsidiary.  Since the captive insurance company has not reinsured any of its coverages, the Company’s overall self-insurance risk has not changed.  The captive insurance subsidiary helps the Company manage its risk exposures and, under the Internal Revenue Code, the net underwriting income of such a small captive is not taxable.

Accrued Warranty — The Company provides limited warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.

Critical Accounting Policies and Estimates, Concluded

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, limitations on the availability of chassis on which the Company’s product is dependent, availability of raw materials, raw material cost increases and severe interest rate increases.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

                                                                                                                   SUPREME INDUSTRIES, INC.

	BY:	/s/ Jeffery D. Mowery
DATE: November 13, 2007		Jeffery D. Mowery

Vice President of Finance and

Chief Financial Officer

(Signing on behalf of the Registrant

and as Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.