Form 10-K
period 2007-12-29
SUPREME INDUSTRIES INC
filed 2008-03-26
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2007

OR

☐                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-8183

SUPREME INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-1670945
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

P.O. Box 237, 2581 E. Kercher Road Goshen, Indiana	46528
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (574) 642-3070

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Class A Common Stock ($.10 Par Value)	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter; based on the last closing sale price of $6.94 per share for the common stock on the American Stock Exchange on such date was approximately:  $62,331,312

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 13, 2008
Class A Common Stock ($.10 Par Value) Class B Common Stock ($.10 Par Value)	11,012,944 shares 2,024,133 shares

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Portions of the Proxy Statement for 2008 Annual Meeting of Stockholders to be held on May 8, 2008  —  Part III

ii

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

Supreme Corporation, the Company’s wholly-owned operating subsidiary, was formed in January 1984 to acquire a company engaged in the business of manufacturing, selling, and repairing specialized truck bodies, shuttle buses, and related equipment.

Financial Information About Operating Segments

The Company has two operating segments — specialized vehicles and vertically integrated fiberglass products.  The vertically integrated fiberglass products segment does not meet the quantitative thresholds for separate disclosure.  See segment information in Note 1 - Nature of Operations and Accounting Policies, of the Notes to Consolidated Financial Statements (Item 8).

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

Supreme’s core truck products are medium-priced although prices can range from $1,000 to $175,000.  Supreme’s truck bodies are offered in aluminum or fiberglass reinforced plywood panel (“FRP”) construction and are available in lengths of 9 to 45 feet and heights up to 13 feet, 6 inches.  Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with the truck bodies to meet the end-user’s needs.

Supreme also makes its own fiberglass wind deflectors, under the name of Fuel Shark, which reduce wind resistance and improve fuel efficiency.  Supreme is not in the business of manufacturing long-distance truck-trailers.

The following table shows net sales contributed by each of the Company’s product categories:

	2007	2006	2005
Specialized vehicles:
Trucks	$209,180,974	$259,894,141	$267,563,822
Buses	65,409,725	59,396,203	56,112,684
Armored vehicles	13,813,434	8,361,974	9,203,059
Motorhomes	11,617,653	4,063,359	—
	300,021,786	331,715,677	332,879,565
Composites	13,250,937	9,031,112	8,373,287
	$313,272,723	$340,746,789	$341,252,852

The following is a brief summary of Supreme’s products:

Van bodies.  Supreme’s van bodies are typically fabricated up to 28 feet in length with pre-painted aluminum or FRP panels, aerodynamic front and side corners, hardwood floors, and various door configurations to accommodate end-user loading and unloading requirements.  This product is used for diversified dry freight transportation.

Iner-City® cutaway van bodies.  An ideal route truck for a variety of commercial applications, the Iner-City’s aluminum or FRP bodies are manufactured on cutaway chassis which allow access from the cab to the cargo area.  Borrowing many design elements from Supreme’s larger van body, the Iner-City is shorter in length (10 to 17 feet) than a van body.

Spartan service bodies.  Built on the cutaway chassis out of durable FRP, the Spartan Service Body is a virtual workshop on wheels.  In lengths from 10 to 14 feet, the Spartan’s selection of compartments, shelves, doors, and pre-designed options provides job-site protection from the weather while offering a secure lockable workspace.

Spartan cargo vans.  Built on a cutaway chassis and constructed of FRP, the Spartan Cargo Van provides the smooth maneuverability of a commercial van with the full-height and spacious cargo area of a truck body.  In lengths of 10 to 14 feet and available with a variety of pre-designed options, the Spartan Cargo Van is a bridge product for those moving up from a traditional cargo van into the truck body category.

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

Armored trucks.  Supreme’s armored trucks are built to customer specifications in aluminum, galvaneal, or stainless steel.

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

StarTrans® trolleys.  Supreme’s StarTrans® trolley line is similar in size to the mid-size bus line but resembles a San Francisco trolley car.  It is marketed to resort areas, theme parks, and cities desiring unique transportation vehicles.

StarTrans® Tourliner.  StarTrans® introduced its Tourliner model in October 2006.  This luxury touring coach provides transportation for up to 39 passengers and is marketed to church groups, retirement communities, colleges, and other touring organizations.

StarTrans® Activity Bus.   The Activity Bus is a stylish replacement for the former 15 passenger van and is marketed to churches, schools, day care centers, and other organizations in need of shuttle bus capabilities.

Silver Crown.  Silver Crown luxury motorcoaches are custom designed for the enthusiast in the race car, show horse, sports car, and motorcycle industries.  The custom design along with the strength of a Freightliner chassis allows for towing capacity of large trailers with the comforts of a high-end recreational vehicle.

Pony Xpress.  Pony Xpress manufacturers motorhomes, totorhomes, and garages on a variety of OEM chassis.  The product provides towing capacity and mobility for a variety of hauling needs with the comforts of a traditional recreation vehicle.

Kold King®, Nordica®, Iner-City®, Spartan, StarTrans®, and Fuel Shark are tradenames used by Supreme in its marketing of truck bodies and buses.  Kold King®, Nordica®, Iner-City®, and StarTrans® are trademarks registered in the U.S. Patent and Trademark Office.

Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies, and garbage packers.  Neither Supreme nor any of its competitors manufacture every type of specialized vehicle.

Manufacturing

Supreme’s manufacturing facilities are located in Goshen and Ligonier, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania; Woodburn, Oregon, and White Pigeon, Michigan.  Supreme’s management estimates that the capacity utilization of its plants and equipment ranges from 60% to 90% of capacity when annualized on a one-shift basis.  At various times during the year, several of the Company’s plants operate at near capacity to fulfill large fleet order contracts.

Supreme builds specialized vehicles and installs other equipment on truck chassis, most of which are provided by converter pool agreements or are owned by dealers or end-users.  These truck bodies are built on an assembly line from engineered structural components such as floors, roofs, and wall panels.  These components are manufactured from Supreme’s proprietary designs and are installed on the truck chassis.  Supreme then installs optional equipment and applies any special finishes that the customer has specified.  At each step of the manufacturing and installation process, Supreme conducts quality control procedures to ensure that the products meet its customers’ specifications.  Supreme’s products are generally produced to firm orders and are designed and engineered by Supreme.  Order levels will vary depending upon price, competition, prevailing economic conditions, and other factors.

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

Marketing

Supreme normally sells the vehicle and/or equipment that has been installed on the chassis to commercial dealers, distributors, fleet leasing companies, or directly to end-users.  Products purchased by a dealer from Supreme are sold by the dealer to its own customers.  Since Supreme or its distributors generally service all Supreme products sold by the dealers, each dealer is normally located within relatively close geographic proximity to Supreme or the distributor supplying such dealer.

Supreme’s distributor/dealer network consists of approximately 40 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial dealers.  Management believes that this large network, coupled with Supreme’s geographically-dispersed plant and distribution sites, gives Supreme a distinct marketing advantage over its competitors.  Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

Supreme directly markets products in geographic areas where the Company does not have a distributor.  The Company currently has distribution/mounting facilities in or near the cities of St. Louis, Missouri; Louisville, Kentucky; Cleveland and Columbus, Ohio; Orlando, Florida; Houston and San Antonio, Texas; Denver, Colorado and Harrisville, Rhode Island.

Approximately 85 employees are engaged in direct sales.  Supreme engages in direct advertising in trade publications, trade shows, and cooperative advertising campaigns with distributors.

Trademarks

The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme.  Management believes that these trademarks have significant customer goodwill.  For this reason, management anticipates renewing each trademark discussed above for an additional ten-year period prior to such trademark’s expiration.

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories.  The Company believes its days sales outstanding and its days inventories on hand are within normal industry levels.  The Company had working capital of $58.5 million and $66.6 million at December 29, 2007 and December 30, 2006, respectively.

Major Customers

No single customer, or group of customers, accounted for 10% or more of the Company’s net sales for the fiscal years ended in 2007, 2006, and 2005.  The Company’s export sales are not significant.

Competitive Conditions

The highly competitive nature of the specialized vehicle industry presents a number of challenges. With only a few national competitors, the Company often competes with smaller, regional companies. As a result of this broad competition, the Company is often faced with competitive pricing pressures. Other competitive factors include quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications.

During favorable business cycles, the industry tends to see an increase in smaller, regional competitors, and then a similar decrease during times of challenging economic pressures. With its national presence, diverse product offerings, and strong financial position, the Company believes it is well-positioned to meet the competitive challenges presented.

Governmental Regulation

Our operations are subject to a variety of federal, state, and local environmental and health and safety statutes and regulations, including those related to emissions to the air, discharges to the water, treatment, storage, and disposal of water, and remediation of contaminated sites. From time to time, we have received notices of noncompliance with respect to our operations. These have typically been resolved by investigating the alleged noncompliance and correcting any noncompliant conditions.

Seasonality of Business

The Company’s business is generally not seasonal in nature due to the normal replacement cycle of its products (being approximately seven years).  However, the Company historically has participated in bids for large fleet contracts and, if successful, is generally required to ship these fleet units in the first and second quarters.  Additionally, our business depends on various factors that are particularly sensitive to general economic conditions and business cycles including: corporate profitability, interest rates, fuel costs, changes in government regulations (i.e. fuel standards), customer preferences, industrial, commercial, and consumer spending patterns, and availability of truck chassis.

Employees

As of December 29, 2007 and December 30, 2006, the Company employed approximately 2,100 and 2,400 employees, respectively, none of whom are represented by a collective bargaining unit.  The Company considers its relations with its employees to be very favorable.

Back Log

The Company’s backlog of firm orders was $87.0 million at December 29, 2007 compared to $97.5 million at December 30, 2006.

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

Increases in the price and demand for raw materials could lower our margins and profitability.

Supreme does not have long-term raw material contracts and is dependent upon suppliers of steel, aluminum, wood products, and fiberglass materials for its manufacturing operations. Consequently, our ability to produce and deliver our products could be affected by disruptions encountered by our raw material suppliers or freight carriers.  Additionally, competitive market conditions may prevent the Company from implementing price increases to offset raw material cost increases.

Volatility in the supply of vehicle chassis and other vehicle components could adversely affect our business because they may reduce the number of truck bodies and buses that we can manufacture or result in excess inventory costs.

Supreme generally does not purchase vehicle chassis for its inventory.  Supreme accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis.  In the event of a labor disruption or other uncontrollable event adversely affecting all or most of the companies which manufacture and/or deliver such chassis, Supreme’s level of manufacturing could be substantially reduced.  The Company has established relationships with all major chassis manufacturers.  In the event of a disruption in supply from one manufacturer, the Company would attempt to divert its demand to the other manufacturers.  Approximately 30% of the chassis involved in Supreme’s manufacturing have been secured through converter pool agreements with three major chassis manufacturers.  These agreements provide for truck chassis pools at each of Supreme’s manufacturing facilities.

The Company also faces risk relative to finance charges for maintaining excess chassis inventory.  Under these consigned inventory agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance charge on the chassis.

We compete in the highly competitive specialized vehicle industry which may impact our financial results.

The competitive nature of the specialized vehicle industry creates a number of challenges for the Company.  Important factors include product pricing, quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications.  Specialized vehicles are produced by a number of smaller, regional companies which create product pricing pressures that could adversely impact the Company’s profits.  Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies and shuttle buses, because such manufacturers’ highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized vehicles with various options and equipment.

We have potential exposure to environmental and health and safety liabilities which may increase costs and lower profitability.

Our operations are subject to a variety of federal, state, and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage, and disposal of waste, and remediation of contaminated sites.  In certain cases, these requirements may limit the productive capacity of our operations.

Certain laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, have imposed strict and, under certain circumstances, joint and several liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites.

From time to time, we have received notices of noncompliance with respect to our operations. These have typically been resolved by investigating the alleged noncompliance and correcting any non-compliant conditions.  New environmental requirements, more aggressive enforcement of existing ones, or discovery of presently unknown conditions could require material expenditures or result in liabilities which could limit expansion or otherwise have a material adverse effect on our business, financial condition, and operating cash flows.

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

Our relatively low trading volumes may limit our stockholders’ ability to sell their shares.

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve month period ended December 29, 2007, were $8.10 and $5.50, respectively.  Our Class A Common Stock is listed on the American Stock Exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other public-traded securities.  For example, during the twelve month period ended December 29, 2007, our daily trading volume has been as low as zero.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

As of March 20, 2008, our officers and directors as a group beneficially own 32.3% of our Class A Common Stock and 90.1% of our Class B Common Stock.  As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company which may adversely affect our stock price.

Our outstanding Common Stock is split into two classes.  The Class A Common Stock is listed on the American Stock Exchange, and the holders thereof are entitled to elect three members of the Company’s Board of Directors.  The majority (90.1%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining six members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for you to receive any related take-over premium for your shares (unless the controlling group approves the sale).

Our internal controls provide only reasonable assurance that objectives are met. Failure of one or more of these controls could adversely affect the Company.

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

(See other risk factors listed under the following captions:  Critical Accounting Policies and Estimates and Forward-Looking Statements)

ITEM 2.                  PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Company as of December 29, 2007.

	Square Footage	Owned or Leased	Operating Segment
Manufacturing of Products
Jonestown, Pennsylvania	429,376	Owned	Specialized Vehicles
Goshen, Indiana	320,146	Leased	Specialized Vehicles
Goshen, Indiana	195,939	Owned	Specialized Vehicles
Cleburne, Texas	177,035	Owned	Specialized Vehicles
Woodburn, Oregon	131,160	Owned	Specialized Vehicles
Griffin, Georgia	105,379	Leased	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
Griffin, Georgia	86,400	Owned	Specialized Vehicles
White Pigeon, Michigan	49,780	Owned	Specialized Vehicles
Ligonier, Indiana	23,540	Owned	Specialized Vehicles
Cleburne, Texas	1,440	Leased	Specialized Vehicles
	1,623,395

Manufacturing of Component Parts
Goshen, Indiana	57,570	Owned	Fiberglass Products
Ligonier, Indiana	52,142	Owned	Fiberglass Products
Ligonier, Indiana	28,000	Leased	Fiberglass Products
	137,712

Distribution
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Houston, Texas	14,533	Owned	Specialized Vehicles
Streetsboro, Ohio	11,900	Owned	Specialized Vehicles
Denver, Colorado	11,575	Leased	Specialized Vehicles
Springfield, Ohio	11,200	Owned	Specialized Vehicles
San Antonio, Texas	7,000	Owned	Specialized Vehicles
Louisville, Kentucky	6,664	Owned	Specialized Vehicles
Apopka, Florida	5,200	Owned	Specialized Vehicles
St. Louis, Missouri	4,800	Owned	Specialized Vehicles
	92,872

Properties Held for Sale
Wilson, North Carolina (1)	113,694	Owned	Not Applicable

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable

Total square footage	1,993,673

(1)          During the third quarter of 2002, the Company ceased business operations at its facility in Wilson, North Carolina.  Since then, the property has been, and continues to be, listed for sale; however, the Company has been unable to sell the property because of weak economic conditions and excess building facilities in this region of the country.

The facilities owned or leased by the Company are well maintained, in good condition, and adequate for our purposes.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.  The Company has established accruals for matters that are probable and reasonably estimable.  Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and or amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company to a vote of the Company’s security holders, through the solicitation of proxies, or otherwise during the fourth quarter of the year ended December 29, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the American Stock Exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of March 13, 2008 was approximately 258.  Due to the number of shares held in nominee or street name, it is likely that there are substantially more than 258 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $5.70 per share on the American Stock Exchange on March 13, 2008 on which date there were 11,012,944 shares of Class A Common Stock outstanding.  High and low sales prices of the Class A Common Stock for the two-year period ended December 29, 2007 were:

	2007		2006
	High	Low	High	Low
1st Quarter	$6.90	$5.80	$8.00	$7.20
2nd Quarter	7.10	5.77	7.61	6.10
3rd Quarter	7.25	6.77	7.28	6.05
4th Quarter	8.10	5.50	6.89	6.05

All of the 2,024,133 outstanding shares of the Company’s Class B Common Stock were held by a total of 14 persons as of March 13, 2008.  There is no established trading market for the Class B Common Stock.  The Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B Common Stock is deemed to be beneficial ownership of the Class A Common Stock under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

The Board of Directors approved the following cash dividends on its outstanding Class A and Class B Common Stock during the years ended December 29, 2007 and December 30, 2006:

Declaration Date	Record Date	Paid Date	Cash Dividend Per Share

2007
February 14, 2007	February 27, 2007	March 5, 2007	$.095
May 3, 2007	May 17, 2007	May 24, 2007	$.095
August 7, 2007	August 21, 2007	August 28, 2007	$.095
October 30, 2007	November 13, 2007	November 20, 2007	$.095

2006
February 7, 2006	February 20, 2006	February 27, 2006	$.095
May 1, 2006	May 15, 2006	May 22, 2006	$.095
August 8, 2006	August 21, 2006	August 28, 2006	$.095
October 26, 2006	November 13, 2006	November 20, 2006	$.095

The Board of Directors has expressed its intention to continue the $.095 per share quarterly cash dividend indefinitely, business conditions permitting.

ITEM 6.                  SELECTED FINANCIAL DATA.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto.

	For Fiscal Y ears Ended
	2007	2006	2005	2004	2003
Consolidated Income Statement Data:
(in millions, except per share amounts)
Net sales (a)	$313.3	$340.7	$341.3	$307.3	$224.9

Net income	4.2	4.6	8.3	4.7	4.6

Net income per share:
Basic earnings per share	.32	.36	.67	.39	.39
Diluted earnings per share	.32	.36	.65	.38	.38

Cash dividends per common share	.38	.38	.26	.14	.03

Consolidated Balance Sheet Data:
(in millions)

Working capital	$58.5	$66.6	$60.8	$50.9	$42.9

Total assets	132.8	142.1	137.4	129.2	106.3

Long-term debt (excluding current maturities)	29.0	38.9	31.4	28.8	17.4

Stockholders’ equity	75.5	75.2	75.2	67.6	63.6

(a)          Net sales for 2003-2005 have been adjusted from amounts previously reported as “Revenue” to exclude other income and report only net sales.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary Supreme Corporation, is one of the nation’s leading manufacturers of specialized vehicles. Utilizing a nationwide direct sales and distribution network, as well as manufacturing and service facilities in 13 states across North America, Supreme is able to meet the needs of customers across all regions of the continental United States.

The Company engages principally in the production and sale of customized truck bodies, shuttle buses, and other specialty vehicles. Building on our expertise in providing both cargo and passenger transportation solutions, the Company’s specialty vehicle offerings include products such as customized armored vehicles, homeland response vehicles, and luxury motor coaches. Through vertical integration and proprietary processes, the Company also supplies both internal and external customers with high quality fiberglass and fiberglass-reinforced components.

The Company and its product offerings are sensitive to various factors which include, but are not limited to, interest rate fluctuations, changes in governmental regulations, and industrial and commercial spending patterns. The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components to our product offerings.

Company growth in recent years has been achieved through internal product development, business acquisitions, and joint ventures. The Company operates only in businesses related to its core competencies and currently has no plans to deviate from this strategy.

For more detailed information related to the Company and its products, see Business (Item 1) of this document.

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto, located at Item 8 of this document.

Results of Operations

Comparison of 2007 with 2006

Net Sales

Net sales for the year ended December 29, 2007 decreased $27.4 million, or 8.0%, to $313.3 million compared to $340.7 million for the year ended December 30, 2006.  The decrease was primarily related to our core dry freight sales, our largest product group, which declined by $40.7 million, or 22.6%. We attribute the decrease in our core dry freight products to continued industry-wide softness in the retail truck market.  Partially offsetting this decrease were favorable sales contributions from our StarTrans bus division which experienced a 10.1% increase to $65.4 million, and our armored division, which increased 64.3% over the prior year, to $13.8 million in 2007.  Additionally, Silver Crown, one of our specialty product divisions, increased sales to $11.6 million, a 182.9% increase, resulting from the increased market penetration of this 2006 acquisition. Our total sales backlog was $87.0 million at December 29, 2007 compared to $97.5 million at December 30, 2006.

Cost of Sales and Gross Profit

Gross profit decreased by $2.4 million, or 6.4%, to $35.2 million (11.2% of net sales) for the year ended December 29, 2007 compared to $37.6 million (11.0% of net sales) for the year ended December 30, 2006.  The following table presents the components of cost of sales as a percentage of net sales for 2007 and 2006 and the changes from 2006:

	2007	2006	Percent Change
Material	57.4%	56.8%	0.6%
Direct labor	13.6	14.3	-0.7
Overhead	15.2	15.1	0.1
Delivery	2.6	2.8	-0.2
Cost of sales	88.8	89.0	-0.2
Gross profit	11.2%	11.0%	0.2%

Material — Material cost as a percentage of net sales was 57.4% in 2007 compared to 56.8% in 2006.  The increase of 0.6% was attributable to our growing StarTrans bus division and our Silver Crown division which have a higher material content and accounted for a larger portion of our total sales volume in 2007.  Partially offsetting the increase in the material percentage was an improvement of 2.2% in our core truck divisions which resulted from working with our material suppliers to strengthen our supply chain logistics while controlling material costs. However, raw material costs continue to remain a concern as costs are increasing for aluminum, steel, and petroleum-based raw materials.  We are closely monitoring and managing all material costs through timely communication and negotiation with key suppliers, and will continue to make efforts to recover raw material cost increases through the pricing of our products.  The Company also continues to strive to reduce the costs of its products through research into innovative materials and the use of robotics.

Historically, the Company has experienced and recorded both favorable and unfavorable physical inventory adjustments.  Due to our product diversity, complexity, customization, and on-line engineering, inventory relief using standard bills of material does not provide full relief of our inventory.  Therefore, the Company records an additional cost relief adjustment based on various factors. In addition, the Company intensified its bills of material accuracy initiatives and cost relief systems and methods in conjunction with performing additional interim physical inventories and recording any adjustments relating thereto.  In 2007, the Company recorded favorable inventory adjustments of $0.2 million.  In the third quarter of fiscal year 2006, the Company recorded a $1.9 million favorable inventory adjustment.  In 2006, the Company improved its bills of materials accuracy without changing its cost relief adjustment to account for these improvements resulting in a favorable inventory adjustment for the year. The more frequent physical inventories and the continued improvements from the process improvement initiatives should enable the Company to continue to minimize the physical inventory adjustments (See “Inventory Relief” below in our discussion of “Critical Accounting Policies and Estimates”).

Direct Labor — Direct labor as a percentage of net sales was 13.6% in 2007 compared to 14.3% in 2006.  The direct labor improvement was the result of the efficiencies realized from contracting fewer, more costly temporary workers at our core truck divisions due to reduced sales volume.  Additionally, in the first half of 2006 we experienced a delay in OEM-supplied chassis which caused the Company to temporarily suspend production, thereby negatively affecting labor and overhead absorption.  As noted earlier, while our StarTrans bus division and Silver Crown division material content is higher than our core truck products, the labor percentage is lower in these divisions further reducing the overall Company labor percentage as a result of the our change in product mix for 2007.

Overhead — Overhead as a percentage of net sales was 15.2% in 2007 compared to 15.1% in 2006.  Overall, the Company was able to effectively manage its cost structure to the lower sales volume experienced in 2007.  However, our group health insurance expense increased 6.3% when compared to 2006. To combat the increase in group health insurance, the Company continues to implement changes to its group health insurance plan design in an effort to control future claim costs.  We will continue to focus on reducing expenses and managing our overhead cost structure based on our level of sales volume.

Delivery — Delivery as a percentage of net sales was 2.6% in 2007 compared to 2.8% in 2006.  The Company continues to utilize more cost effective outside delivery methods versus using its employees and owned equipment to deliver units.  Fuel costs remain a concern, and we will continue to attempt to pass on higher fuel costs despite competitive pressures in the marketplace.

Selling, General and Administrative Expenses

Selling, general and administrative (“G&A”) expenses decreased by $0.7 million, or 2.5%, to $27.8 million (8.9% of net sales) for the year ended December 29, 2007, compared to $28.5 million (8.4% of net sales) for the year ended December 30, 2006.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from year to year:

	2007	2006	Percent Change
Selling expenses	3.3%	3.4%	-0.1%
G&A expenses	5.6	5.0	0.6
Total	8.9%	8.4%	0.5%

Selling expenses — Selling expenses decreased by $1.2 million, or 10.4%, to $10.3 million for the year ended December 29, 2007 from $11.5 million for the year ended December 30, 2006.  Selling expenses declined due to increased cooperative marketing credits the Company received from chassis manufacturers.  These credits, determined solely by programs established by the chassis manufacturers, are to be used to offset marketing and promotional expenses.  Additionally, sales commission expense decreased due to the lower sales volume experienced during 2007 compared to 2006.

G&A expenses — General and administrative expenses increased by $0.5 million, or 2.9%, to $17.5 million for the year ended December 29, 2007 from $17.0 million for the year ended December 30, 2006. The increase in general and administrative expenses was primarily due to non-recurring fees associated with complying with the requirements of the Sarbanes-Oxley Act of 2002.

Other Income

Other income remained relatively constant at $0.6 million for the year ended December 29, 2007 and December 30, 2006. Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company through its various business activities.

Interest Expense

Interest expense decreased by $0.6 million, or 19.4%, to $2.5 million (0.8% of net sales) for the year ended December 29, 2007 compared to $3.1 million (0.9% of net sales) for the year ended December 30, 2006. The decrease in interest expense was due to less borrowing under the Company’s working capital line of credit and a decrease in chassis interest expense.  The decrease in bank interest expense also reflects lower prevailing interest rates, coupled with an increased focus on working capital management and managing our working capital levels in accordance with the lower sales volume experienced in 2007.  Additionally, the decrease in chassis interest expense was due to reduced consigned chassis inventory levels relating to light-duty chassis.  In 2006, we experienced an unanticipated slowdown in the light-duty truck market causing a build-up of consigned chassis inventory which resulted in increased chassis interest expense.

Income Taxes

The Company’s effective income tax rate was 23.8% for the year ended December 29, 2007, compared to 30.2% for 2006.   The effective income tax rates for both years were favorably impacted by tax-exempt underwriting income of a wholly-owned small captive insurance subsidiary, by the additional tax deduction allowed manufacturers under the 2004 American Jobs Creation Act, federal alternative fuel tax credits, and federal and state research and development tax credits.

Net Income and Earnings Per Share

Net income decreased by $0.4 million, or 8.7%, to $4.2 million (1.3% of net sales) for the year ended December 29, 2007 from $4.6 million (1.4% of net sales) for the year ended December 30, 2006. The following table presents basic and diluted earnings per share and the changes from year to year:

	2007	2006	Change
Earnings per share:
Basic	$0.32	$0.36	$(0.04)
Diluted	$0.32	$0.36	$(0.04)

Comparison of 2006 with 2005

Net Sales

Net sales for the year ended December 30, 2006 decreased $0.6 million, or 0.2%, to $340.7 million compared to $341.3 million for the year ended December 31, 2005.  The slight decrease in net sales was primarily attributable to an 18% reduction in our fleet sales.  An industry-wide reduction in truck purchases contributed to lower fleet sales but this was offset by increases in our core dry freight product line and our StarTrans Bus Division which increased 3% and 6%, respectively.  We partially attribute the increased retail demand of our dry freight product line to customers buying 2006 chassis to avoid the higher cost of 2007 chassis.  New, more stringent diesel engine emission standards became effective for engines produced beginning January 1, 2007.  The increased StarTrans Bus Division revenues were the result of a strong demand for mid-size buses and a new cycle of Transit Authority purchasing.  Our total sales backlog was $97.5 million at December 30, 2006 compared to $90.3 million at December 31, 2005.

On February 28, 2006, we acquired the business operations and assets of Pony Xpress, Inc. (“Pony Xpress”), a manufacturer of highly-specialized vehicles.  Though a relatively small acquisition, it provides us with the platform for our newly formed “Silver Crown” operations.  Silver Crown has unique manufacturing expertise that will enable our entry into additional highly-specialized vehicle markets including Homeland Security.  In the fourth quarter of 2006, the Company introduced a higher-end product which is being marketed under the Silver Crown name and has broadened the existing Pony Xpress product line.  From the date of acquisition, Silver Crown sales for the year ended December 30, 2006 totaled $4.1 million.

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

Material - Material cost as a percentage of net sales was 56.8% in 2006 compared to 56.6% in 2005.  The slight increase of 0.2% was primarily due to our growing StarTrans Bus Division and our newly acquired Silver Crown division, which have a higher material content and accounted for a larger portion of our total sales volume in 2006.  Additionally, the Company experienced escalating steel and aluminum raw material costs throughout 2006 but was able to offset most of these increases with price increases on a majority of its truck division products effective in late April and August of 2006.

We continue to closely monitor and manage our major commodity costs through close communication and negotiation with key suppliers, utilizing cost monitoring tools, and developing strategies to mitigate cost and availability issues.  The Company also continually strives to reduce the cost of its product offerings through the development and use of innovative materials, robotics and improved processes.

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

Direct Labor - Direct labor as a percentage of net sales was 14.3% in 2006 compared to 14.0% in 2005.  The direct labor percentage increase was the result of a delay in OEM-supplied chassis in the first quarter that caused the Company to temporarily shut down production lines, thereby negatively affecting labor and overhead absorption.  Despite these challenges, direct labor as a percentage of net sales remained relatively constant for both years.

Overhead - Overhead as a percentage of net sales was 15.1% in 2006 compared to 14.5% in 2005.  The increase was primarily due to higher workers’ compensation costs.  These costs increased $1.0 million, or 109%, year over year, due to increased high-dollar claims. In an effort to reduce future claims, the Company implemented additional safety programs.  The Company’s 2006 accident incident rate improved approximately 23% when compared to 2005. Other increases in overhead included higher repairs and maintenance costs and utility costs which increased 21% and 12%, respectively.

Delivery - Delivery expense as a percentage of net sales was constant at 2.8% for both years ended December 30, 2006 and December 31, 2005.  The Company utilized more cost effective outside delivery methods versus using its employees and owned equipment to deliver units.  However, fuel costs remain a concern, and the Company will continue to attempt to pass on higher fuel costs despite competitive pressures in the marketplace.

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

Selling expenses - Selling expenses increased by $1.4 million, or 13.9%, to $11.5 million for the year ended December 30, 2006 from $10.1 million for the year ended December 31, 2005.  The increased selling expenses relate primarily to higher compensation-related costs from adding corporate sales positions and a new sales force associated with our newly formed Silver Crown entity.  In addition, the Company experienced a reduction in cooperative marketing funds received from chassis manufacturers. These funds, determined solely by programs established by the chassis manufacturers, are to be used to help offset marketing and promotional expenses.  To promote the Company’s expanding and extensive product lines, the Company also experienced higher trade show and related expenses in 2006.

General and administrative expenses - General and administrative expenses decreased by $0.1 million, or 0.6% to $17.0 million for the year ended December 30, 2006 from $17.1 million for the year ended December 31, 2005. The decrease in general and administrative expenses was primarily due to the decrease in incentive compensation tied directly to the decrease in pretax income.  The decrease was partially offset by increases in G&A wages related to our newly formed Silver Crown entity and the addition of a new corporate position to focus on special projects.

Other Income

Other income for the year ended December 30, 2006 decreased to $0.6 million from $0.8 million for the year ended December 31, 2005. Other income consisted of rental income, gain on sale of assets and other miscellaneous income received by the Company through its various business activities.

Interest Expense

Interest expense increased by approximately $1.0 million, or 47.6%, to $3.1 million (0.9% of net sales) for the year ended December 30, 2006, from $2.1 million (0.6% of net sales) for the year ended December 31, 2005. The increase in interest expense resulted from increased borrowings under the Company’s working capital line of credit, higher interest rates and increased levels of chassis inventory.  The increased chassis levels related to the new Silver Crown product line, chassis from our armored product line and an unanticipated slow down in the light-duty truck market.  To mitigate the effect of higher interest rates, in July of 2005, the Company entered into an interest rate swap agreement to reduce the impact of increasing interest rates on certain of its floating rate debt.  The swap agreement exchanges the debt obligation’s floating rate for fixed rate interest payments over the term of the swap agreement.

Income Taxes

The Company’s effective income tax rate was 30.2% for 2006 compared to 34.2% for 2005.  The 2006 favorable reduction in the effective income tax rate was due to a change in the Company’s applicable federal tax bracket to 34% compared to 35% in 2005 resulting from lower levels of pre-tax income.  The 2006 rate was also favorably impacted by tax-exempt underwriting income of a wholly-owned small captive insurance subsidiary, by the additional tax deduction allowed manufacturers under the 2004 American Jobs Creation Act, and federal and state research and development tax credits.

Net Income and Earnings Per Share

Net income decreased by $3.7 million, or 45%, to $4.6 million (1.3% of net sales) for the year ended December 30, 2006 from $8.3 million (2.4% of net sales) for the year ended December 31, 2005.

Basic earnings per share decreased $0.31 per share, or 46%, to $0.36 per share for the year ended December 30, 2006 from $0.67 per share for the year ended December 31, 2005.

Diluted earnings per share decreased $0.29 per share, or 45%, to $0.36 per share for the year ended December 30, 2006 from $0.65 per share for the year ended December 31, 2005.

Liquidity and Capital Resources

Cash generated from operations and reductions in working capital were major sources of cash flows during 2007.  The Company’s cash management system and revolving line of credit have been designed to maintain zero cash balances and, accordingly, excess cash generated from operations has been utilized to reduce borrowings.  All borrowings under the revolving line of credit remain unsecured.

Operating activities

Operating activities provided $18.4 million in 2007 compared to $1.7 million in 2006.  In 2007, operating cash was favorably impacted by the $6.9 million decrease in inventory, the $2.3 million decrease in accounts receivable, and the $1.1 million increase in accounts payable. Net income, adjusted for depreciation and amortization, also provided cash flows from operating activities totaling $8.5 million and $8.9 million in 2007 and 2006, respectively.  Working capital decreased $8.0 million in 2007, principally due to the lower inventories, lower accounts receivables, and the increase in accounts payable.  The improvement was the result of an increased focus on working capital requirements and effectively managing our cost structure for the lower sales volume.

Investing activities

Investing activities used $3.6 million in cash in 2007 compared to $4.6 million in 2006.  Capital expenditures totaled $3.4 million in 2007 and consisted, in part, of investments in replacing manufacturing equipment.  Additionally, our manufacturing facility in Cleburne, Texas, invested in robotics and the reconfiguration of a plant to support a State Department award for up to $100 million to produce armored vehicles over a five-year period with sales subject to receipt of periodic orders.  The Company intends to have similar levels of investment in property, plant, and equipment in 2008.

Financing activities

Financing activities used $14.9 million in 2007 and provided $2.7 million in 2006. Our 2007 positive cash flow, used to significantly reduce our bank borrowings, occurred as a result of a reduction of $8.0 million in working capital. The Company also received $844,000 from the exercise of stock options in 2007 compared to $33,000 in 2006.  In both 2007 and 2006, the Company paid cash dividends of thirty-eight cents per share, or $4.9 million in 2007 and $4.8 million in 2006.

Contractual Obligations

Our fixed, noncancelable obligations as of December 29, 2007 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$29,751,124	$748,406	$27,886,792	$498,099	$617,827
Operating leases (b)	2,384,470	907,799	1,407,593	69,078	—
Total	$32,135,594	$1,656,205	$29,294,385	$567,177	$617,827

(a)                                  Amounts are included on the Consolidated Balance Sheets.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)                                 See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding property leases.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance, and accrued warranty.

Revenue Recognition – The Company generally recognizes revenue when the unit is shipped to the customer.  Revenue on certain customer requested bill and hold transactions is recognized after the customer is notified that the products have been completed according to customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery based on established delivery terms.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would adversely affect our future operating results.

Excess and Obsolete Inventories - The Company must make estimates regarding the future use of raw materials and finished products and provide for obsolete or slow-moving inventories.  If actual product life cycles, product demand, and/or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would adversely affect future operating results.

Inventory Relief - For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material adjusted for scrap and other estimated factors affecting inventory relief.  Because of our large and diverse product line and the customized nature of each order, it is difficult to place full reliance on the bills of material for accurate relief of inventories.  Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments (which are based on estimates) are necessary in an effort to assure correct relief of inventories for products sold.  The calculations to estimate costs not captured in the bill of materials take into account the customized nature of products, historical inventory relief percentages, scrap variances, and other factors which could impact inventory relief.

The accuracy of the inventory relief is not fully known until physical inventories are conducted at each of the Company’s plant locations. We conduct semi-annual physical inventories at all locations and schedule them in a manner that provides coverage in each of our calendar quarters. We have invested significant resources in our continuing effort to improve the physical inventory process and accuracy of our inventory accounting system.

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

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates.  These fluctuations can vary the cost of investing, financing, and operating.  The Company’s primary risk exposure results from changes in short-term interest rates.  In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions.  The Company’s revolving line of credit is floating rate debt and bears interest at the bank’s prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company’s leverage ratio.  At December 29, 2007, the Company had in effect an interest rate swap agreement dated July 28, 2005.  The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss.  The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.  The following is a summary of the interest rate swap agreement outstanding at December 29, 2007.

Notional Amount	Fixed Rate	Maturity
$15,000,000	4.71%	July 28, 2010

Based on the Company’s overall interest rate exposure at December 29, 2007, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 29, 2007, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements
		Page
1.	Financial Statements:

	Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm	20

	Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	21

	Consolidated Statements of Income for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	22

	Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	23

	Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	24

	Notes to Consolidated Financial Statements	25-42

2.	Financial Statement Schedule:

	Schedule II - Valuation and Qualifying Accounts for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	43

	All other schedules are omitted because they are not applicable.

3.	Supplementary Data

	Quarterly Results (Unaudited)	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

     Supreme Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and its subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2007.  Our audits also included the financial statement schedule, Schedule II - Valuation and Qualifying Accounts.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and its subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                                                                                                /s/Crowe Chizek and Company LLC

South Bend, Indiana

February 1, 2008

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets

December 29, 2007 and December 30, 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,266,133	$1,307,463
Investments	2,215,267	1,542,101
Accounts receivable, net of allowance for doubtful accounts of $160,000 in 2007 and 2006	28,628,324	31,116,276
Refundable income taxes	805,082	589,000
Inventories	46,643,480	53,506,367
Deferred income taxes	1,192,331	1,022,292
Other current assets	3,174,090	2,611,413
Total current assets	83,924,707	91,694,912

Property, plant and equipment, net	47,429,725	48,389,483

Intangible assets, net	636,877	685,247

Goodwill	735,014	735,014

Other assets	64,860	620,064
Total assets	$132,791,183	$142,124,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$748,406	$1,807,425
Trade accounts payable	14,642,616	13,508,441
Accrued wages and benefits	3,062,950	3,484,757
Accrued self-insurance	2,652,350	2,716,101
Accrued warranty	1,476,000	1,541,000
Accrued income taxes	498,162	495,678
Other accrued liabilities	2,318,795	1,576,192
Total current liabilities	25,399,279	25,129,594

Long-term debt	29,002,718	38,863,229

Deferred income taxes	2,589,055	2,923,216

Other long-term liabilities	333,046	—
Total liabilities	57,324,098	66,916,039

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 20,000,000 shares, issued 13,461,174 shares in 2007 and 13,155,160 in 2006	1,346,118	1,315,516
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued 2,024,133 shares in 2007 and 2006	202,413	202,413
Additional paid-in capital	67,348,018	65,499,875
Retained earnings	28,285,847	29,008,233
Treasury stock, Class A Common Stock, at cost, 2,569,522 shares in 2007 and 2,469,327 in 2006	(21,515,892)	(20,910,173)
Accumulated other comprehensive income (loss)	(199,419)	92,817
Total stockholders’ equity	75,467,085	75,208,681

Total liabilities and stockholders’ equity	$132,791,183	$142,124,720

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Income

for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

	2007	2006	2005

Net sales	$313,272,723	$340,746,789	$341,252,852
Cost of sales	278,089,294	303,182,249	300,114,755
Gross profit	35,183,429	37,564,540	41,138,097

Selling, general and administrative expenses	27,838,011	28,483,091	27,137,573
Other income	(594,654)	(560,045)	(806,005)
Operating income	7,940,072	9,641,494	14,806,529

Interest expense	2,472,267	3,054,726	2,129,149
Income before income taxes	5,467,805	6,586,768	12,677,380

Income taxes	1,304,000	1,992,000	4,336,000
Net income	$4,163,805	$4,594,768	$8,341,380

Earnings Per Share:
Basic	$.32	$.36	$.67
Diluted	.32	.36	.65

Shares used in the computation of earnings per share:
Basic	12,829,699	12,696,598	12,455,818
Diluted	12,933,545	12,872,638	12,835,405

Cash dividends per common share	$.38	$.38	$.26

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 26, 2004	12,400,102	$1,240,010	2,109,133	$210,913	$62,293,094	$24,155,562	$(20,336,570)	$—	$67,563,009
Net income	—	—	—	—	—	8,341,380	—	—	8,341,380
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	22,166	22,166
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(10,102)	(10,102)
Total comprehensive income									8,353,444
Cash dividends ($.26 per share)	—	—	—	—	—	(3,260,688)	—	—	(3,260,688)
Exercise of stock options	641,724	64,173	—	—	2,706,286	—	(520,868)	—	2,249,591
Tax benefit of disqualifying stock option dispositions	—	—	—	—	260,100	—	—	—	260,100
Balance, December 31, 2005	13,041,826	1,304,183	2,109,133	210,913	65,259,480	29,236,254	(20,857,438)	12,064	75,165,456
Net income	—	—	—	—	—	4,594,768	—	—	4,594,768
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	71,393	71,393
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	9,360	9,360
Total comprehensive income									4,675,521
Cash dividends ($.38 per share)	—	—	—	—	—	(4,822,789)	—	—	(4,822,789)
Exercise of stock options	18,334	1,833	—	—	83,915	—	(52,735)	—	33,013
Conversion of 85,000 shares of Class B Common Stock to 85,000 shares of Class A Common Stock	85,000	8,500	(85,000)	(8,500)	—	—	—	—	—
Issuance of 10,000 shares of restricted stock	10,000	1,000	—	—	(1,000)	—	—	—	—
Stock-based compensation	—	—	—	—	123,000	—	—	—	123,000
Tax benefit of disqualifying stock option dispositions	—	—	—	—	34,480	—	—	—	34,480
Balance, December 30, 2006	13,155,160	1,315,516	2,024,133	202,413	65,499,875	29,008,233	(20,910,173)	92,817	75,208,681
Net income	—	—	—	—	—	4,163,805	—	—	4,163,805
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(300,888)	(300,888)
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	8,652	8,652
Total comprehensive income									3,871,569
Cash dividends ($.38 per share)	—	—	—	—	—	(4,873,991)	—	—	(4,873,991)
Exercise of stock options	302,834	30,284	—	—	1,502,229	—	(688,719)	—	843,794
Issuance of 10,000 shares of common stock	—	—	—	—	—	(12,200)	83,000	—	70,800
Issuance of restricted stock	3,180	318	—	—	16,631	—	—	—	16,949
Stock-based compensation	—	—	—	—	255,899	—	—	—	255,899
Tax benefit of disqualifying stock option dispositions	—	—	—	—	73,384	—	—	—	73,384
Balance, December 29, 2007	13,461,174	$1,346,118	2,024,133	$202,413	$67,348,018	$28,285,847	$(21,515,892)	$(199,419)	$75,467,085

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,163,805	$4,594,768	$8,341,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,295,739	4,260,632	4,129,376
Amortization of intangibles	48,370	40,309	30,066
Provision for losses on doubtful receivables	177,785	223,859	33,902
Deferred income taxes	(331,000)	(307,000)	(13,000)
Stock-based compensation expense	343,648	123,000	—
Tax benefit of disqualifying stock option dispositions	—	—	260,100
Losses (gains) on sale of property, plant, and equipment, net	24,284	(4,718)	(6,199)
Changes in operating assets and liabilities, net of effect of business acquisition in 2006:
Accounts receivable	2,310,167	(1,589,116)	(1,196,006)
Inventories	6,862,887	(2,534,290)	(5,289,016)
Other current assets	(778,759)	(275,712)	727,240
Trade accounts payable	1,134,175	(2,329,854)	(3,042,684)
Other current liabilities	194,529	(514,863)	916,165

Net cash provided by operating activities	18,445,630	1,687,015	4,891,324

Cash flows from investing activities:
Business acquisition	—	(1,050,000)	—
Proceeds from sale of property, plant, and equipment	66,003	1,937,551	87,362
Additions to property, plant and equipment	(3,426,268)	(5,187,712)	(6,354,522)
Proceeds from sale of investments	544,804	893,285	—
Purchases of investments	(1,203,900)	(1,251,186)	(1,185,224)
Decrease in restricted cash deposit	—	—	600,000
Decrease in other assets	408,745	42,079	44,856

Net cash used in investing activities	(3,610,616)	(4,615,983)	(6,807,528)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	105,717,892	100,172,242	114,267,879
Repayments of revolving line of credit and other long-term debt	(116,637,422)	(92,696,047)	(111,473,420)
Payment of cash dividends	(4,873,991)	(4,822,789)	(3,260,688)
Tax benefit of disqualifying stock option dispositions	73,384	34,480	—
Proceeds from exercise of stock options	843,793	33,013	2,161,482

Net cash provided by (used in) financing activities	(14,876,344)	2,720,899	1,695,253

Change in cash and cash equivalents	(41,330)	(208,069)	(220,951)

Cash and cash equivalents, beginning of year	1,307,463	1,515,532	1,736,483

Cash and cash equivalents, end of year	$1,266,133	$1,307,463	$1,515,532

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,563,934	$2,986,054	$2,125,857
Income taxes	1,794,197	1,834,272	3,748,145
Noncash investing and financing activities:
Liabilities assumed in business acquisition	—	163,222	—

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the “Company”) manufacture specialized truck bodies that are mounted on new truck chassis produced by others.  The Company’s truck body products include cutaway and dry freight van bodies, refrigerated units, stake bodies and other specialized vehicles, including shuttle buses.  At December 29, 2007, the Company operated at 19 manufacturing, distribution and component manufacturing locations.  The Company’s customers are located principally in the United States of America.

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

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December.  The fiscal years ended December 29, 2007 and December 30, 2006 each contained 52 weeks while the fiscal year ended December 31, 2005 contained 53 weeks.

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

Revenue Recognition - The production of specialized truck bodies and shuttle buses starts when an order is received from the customer and revenue is recognized when the unit is shipped to the customer.  Revenue on certain customer requested bill and hold transactions is recognized subsequent to when the customer is notified that the products have been completed according to customer specifications, have passed all of the Company’s quality control inspections and are ready for delivery based upon established delivery terms.  These transactions meet the requirements for bill and hold accounting under Securities and Exchange Commission Staff Accounting Bulletin Topic 13, “Revenue Recognition.”

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

Advertising - The Company expenses advertising costs as incurred.  Advertising costs for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were $230,634, $260,715, and $255,301, respectively.

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

At December 29, 2007 and December 30, 2006, the Company had an interest rate swap agreement outstanding with a notional amount of $15,000,000.  The interest rate swap agreement provides a 4.71% fixed interest rate and matures on July 28, 2010.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swap agreement is designated and qualified as a cash flow hedging instrument.  It is fully effective, resulting in no net gain or loss recorded in the consolidated statements of income.  The fair value of the contract at December 29, 2007 and December 30, 2006 was a liability of  $333,046 and an asset of $146,459, respectively and under SFAS No. 133 changes in fair value of the financial instrument, net of applicable income taxes, are adjusted through accumulated other comprehensive income.

The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 29, 2007 and December 30, 2006 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 29, 2007 and December 30, 2006, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - The Company accounts for its investments in debt and equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity.  The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income (loss).  Dividend and interest income are accrued as earned.  The Company reviews its investments quarterly for declines in market value that are other than temporary.

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

Intangible Assets - In connection with a business acquisition in February 2006 (see Note 2), the Company acquired a customer list with a cost of $725,556, which is being amortized using the straight-line method over the estimated useful life of the customer relationships, determined to be fifteen years.  Amortization expense was $48,370 and $40,309 for the years ended December 29, 2007 and December 30, 2006, respectively.  Amortization expense for the year ended December 31, 2005 was $30,066, and related to certain favorable lease agreements that became fully amortized during 2005.  Estimated annual amortization expense is $48,370 for each of the next five years.

Goodwill - The carrying value of goodwill at December 29, 2007 and December 30, 2006 aggregates $735,014.  The Company accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of  SFAS No. 142, goodwill is no longer amortized. SFAS No. 142 requires the Company to test goodwill for impairment at least annually at the reporting unit level.  At December 29, 2007 and December 30 2006, management determined there was no impairment of goodwill.

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

Compensation expense (net of estimated forfeitures), relative to stock-based awards (see Note 8), included in the consolidated statements of income for the years ended December 29, 2007 and December 30, 2006 was $343,648 and $123,000, respectively.  The following assumptions were utilized in the determination of stock-based compensation expense:

	2007	2006
Risk free interest rate	4.51%	5.03%
Expected life	5 years	5 years
Expected volatility	25.57%	32.23%
Expected dividends	6.08%	5.39%

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

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in the previous years:

2005
Net income, as reported	$8,341,380
Deduct, Stock-based compensation expense determined under fair value based method, net of tax	(1,000,556)
Pro forma net income	$7,340,824

Basic earnings per share, as reported	$.67
Pro forma basic earnings per share	.59

Diluted earnings per share, as reported	.65
Pro forma diluted earnings per share	.57

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

The pro forma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

2005
Risk free interest rate	3.73%
Expected life	5 years
Expected volatility	36.10%
Expected dividends	5.71%

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 is as follows:

	2007	2006	2005
Accrued warranty, beginning of year	$1,541,000	$1,385,000	$1,209,344
Warranty expense	1,344,327	1,794,057	1,821,765
Warranty claims paid	(1,409,327)	(1,638,057)	(1,646,109)
Accrued warranty, end of year	$1,476,000	$1,541,000	$1,385,000

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

Comprehensive Income - Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income is comprised of unrealized gains and losses on hedge activities and available-for-sale securities, net of tax.

Segment Information - The Company’s principal business is manufacturing specialized vehicles.  Management has not separately organized the business beyond specialized vehicles (includes four categories of products) and vertically integrated fiberglass manufacturing processes.  The vertically integrated fiberglass manufacturing subsidiary constitutes a segment by definition of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information;” however, this segment does not meet the quantitative thresholds for separate disclosure as set forth in this statement.  The vertically integrated fiberglass manufacturing subsidiary’s revenues are less than 10 percent of consolidated revenues, the absolute amount of its reported income is less than 10 percent of the absolute amount of consolidated net income, and finally, its assets are less than 10 percent of consolidated assets.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Net sales consist of the following:

	2007	2006	2005
Specialized vehicles:
Trucks	$209,180,974	$259,894,141	$267,563,822
Buses	65,409,725	59,396,203	56,112,684
Armored vehicles	13,813,434	8,361,974	9,203,059
Motorhomes	11,617,653	4,063,359	—
	300,021,786	331,715,677	332,879,565
Composites	13,250,937	9,031,112	8,373,287
	$313,272,723	$340,746,789	$341,252,852

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially deferred the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings.  SFAS 159 also establishes additional disclosure requirements.  SFAS 159 is effective for the Company beginning in fiscal 2008.  The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective for us beginning in fiscal 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective for us beginning in fiscal 2009.  The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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
$1,213,222

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

3.                                      INVESTMENTS.

Investment securities consist of the following:

	2007	2006
Intermediate bond fund-cost	$2,202,222	$1,543,125
Unrealized gains (losses)	13,045	(1,024)
Intermediate bond fund-fair value	$2,215,267	$1,542,101

Sales of securities were $544,804 and $893,285 during 2007 and 2006, respectively, and resulted in losses of $4,210 and $16,005, respectively.  Investment income (included in other income) consisted of dividend income and aggregated $111,968 and $81,167 for the years ended December 29, 2007 and December 30, 2006, respectively.

4.                                      INVENTORIES.

Inventories consist of the following:

	2007	2006
Raw materials	$25,042,022	$29,569,267
Work-in-progress	9,676,041	11,199,112
Finished goods	11,925,417	12,737,988

Total	$46,643,480	$53,506,367

5.                                      PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consists of the following:

	2007	2006
Land	$5,441,130	$5,441,130
Land improvements	5,990,389	5,747,448
Buildings	29,106,547	28,811,470
Leasehold improvements	7,448,543	7,293,110
Machinery and equipment	44,543,581	44,178,342
	92,530,190	91,471,500
Less, Accumulated depreciation and amortization	45,100,465	43,082,017

Property, plant and equipment, net	$47,429,725	$48,389,483

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT.

Long-term debt consists of the following:

	2007	2006
Revolving line of credit	$25,294,766	$34,436,504

Term note payable in quarterly installments of $300,000 plus interest at LIBOR plus certain basis points determined by the Company’s leverage ratio (effective rate of 6.87% at December 30, 2006), with final maturity in 2007	—	1,000,000

Obligations under industrial development revenue bonds, variable rates, with maturities in August 2010 and April 2015, collateralized by real estate	2,500,000	3,000,000

Mortgage note, payable in monthly installments including interest at a fixed rate of 2.5%, with final maturity in October 2010, collateralized by a real estate mortgage	1,426,846	1,575,920

Term loan, payable in monthly installments including interest at a fixed rate of 2.5%, with final maturity in October 2010, collateralized by specific equipment	276,323	361,561

Term loan, payable in monthly installments including interest at a fixed rate of 2.75%, with final maturity in May 2013, collateralized by specific equipment	253,189	296,669

Total	29,751,124	40,670,654

Less, Current maturities	748,406	1,807,425

Long-term debt	$29,002,718	$38,863,229

The revolving line of credit, term note and a letter of credit facility are part of a Credit Agreement dated January 5, 2004 and as amended through August 13, 2007 (the “Credit Agreement”).  All borrowings under the Credit Agreement are unsecured.  The Credit Agreement provides for a revolving line of credit facility, as defined, up to $35 million and increasing to $45 million during the period each year from January 1 to June 30.  Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined (effective rate of 6.34% and 6.56% at December 29, 2007 and December 30, 2006, respectively).  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.  Checks outstanding in excess of bank balances were $2,394,766 at December 29, 2007 and $1,736,504 at December 30, 2006.  The revolving line of credit also requires a quarterly commitment fee ranging from 1/8% to 1/4% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  Any amounts outstanding under the revolving line of credit will be due at maturity, June 30, 2009.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT, Concluded.

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, aggregated $3.7 million and $3.5 million at December 29, 2007 and December 30, 2006, respectively.  Under separate agreements the Company had irrevocable letters of credit aggregating $2.5 million and $3.0 million at December 29, 2007 and December 30, 2006, respectively, in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

The Credit Agreement contains, among other matters, certain restrictive covenants including required financial ratios.

Maturities of long-term debt for each of the next five years are as follows:  2008 - $748,406; 2009 - $26,117,377; 2010 - $1,769,415, 2011 - $348,369 and 2012 - $149,730.

7.                                      RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match thirty percent of employee’s contributions up to seven percent of the employee’s compensation.  The Board of Directors may increase or decrease the Company’s contribution on a year-to-year basis.  Expense related to this plan was $583,793, $657,563 and $612,145 for the fiscal years ended 2007, 2006 and 2005, respectively.

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Continued.

Restricted Stock

The following table summarizes the activity for our unvested restricted stock units and restricted stock for the twelve months ended December 29, 2007.

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 30, 2006	8,612	$6.65
Granted	114,500	6.23
Vested	(11,792)	6.54
Unvested, December 29, 2007	111,320	6.23

The total fair value of shares vested during the year ended December 29, 2007 was $77,079.

Stock Options

On October 29, 1998, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 1998 Stock Option Plan under which 869,087 shares of Class A Common Stock were reserved for grant.  On January 31, 2001, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2001 Stock Option Plan under which 825,000 shares of Class A Common Stock were reserved for grant.  On January 23, 2004, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2004 Stock Option Plan, as recently amended, under which 850,000 shares of Class A Common Stock were reserved for grant.  Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Awards Committee.  The Amended and Restated 2004 Stock Option Plan also allows for awards of common stock, including restricted stock awards. Options granted under the stock option plans generally vest and become exercisable in annual installments of 33 1/3% beginning on the first anniversary date and the options expire five or seven years after the date of grant.  The Company generally issues new shares to satisfy stock option exercises.  On August 4, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of all outstanding stock options which were unvested at December 31, 2005.  Under the provisions of APB No. 25, there was no compensation expense related to the acceleration of these options.  As a result of the Board’s action, stock options to purchase 430,831 shares of the Company’s common stock became exercisable effective December 31, 2005.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Continued.

The following table summarizes stock option activity:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 26, 2004	1,183,614	$4.47
Granted	395,655	6.77
Exercised	(641,724)	4.18
Expired or canceled	(15,722)	4.87
Outstanding, December 31, 2005	921,823	5.67
Granted	352,831	7.12
Exercised	(18,334)	4.68
Forfeited	(28,000)	5.19
Outstanding, December 30, 2006	1,228,320	6.12
Granted	110,195	6.42
Exercised	(302,834)	5.06
Forfeited	(46,500)	6.73
Outstanding, December 29, 2007	989,181	6.44

The weighted-average grant-date fair values of options granted during the fiscal years ended 2007, 2006 and 2005 was $0.86, $1.47 and $1.40, respectively.  The total intrinsic value of options exercised during the fiscal years ended 2007, 2006 and 2005 approximated $1,532,000, $44,000 and $198,700, respectively.  Total unrecognized compensation expense related to all share-based awards outstanding at December 29, 2007 is approximately $997,035 and is to be recorded over a weighted-average contractual life of 2.51 years.

In connection with the exercise of certain stock options in 2007 and 2006, officers and directors exchanged shares of Class A Common Stock as consideration for their exercise of stock options and received new stock options pursuant to the reload feature included in the stock option plan. There were 132,000 and 11,000 stock options exercised using the reload feature during 2007 and 2006, respectively.  The officers and directors exchanged 110,195 and 6,831 shares of Class A Common Stock and received the same number of new stock options during 2007 and 2006, respectively.  The exercise of stock options and the related issuance of shares of Class A Common Stock in exchange for the shares of Class A Common Stock, with a fair value of $688,719 and $52,735, respectively, was a noncash financing activity.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Concluded.

Information about stock options outstanding and exercisable at December 29, 2007 is as follows:

	Outstanding			Exercisable
		Weighted - Average
		Remaining	Weighted -		Weighted -
		Contractual	Average		Average
Range of Exercise Prices	Number Outstanding	Life in Years	Exercise Price	Number Exercisable	Exercise Price
$4.50 - $4.95	192,500	0.36	4.58	192,500	4.58
6.05 - 6.66	53,406	2.31	6.35	53,406	6.35
6.84	25,000	2.34	6.84	25,000	6.84
6.65 - 7.32	264,000	2.44	6.71	264,000	6.71
8.87 - 9.76	22,249	2.83	9.34	22,249	9.34
7.72	6,831	3.19	7.72	6,831	7.72
7.05 - 7.76	315,000	5.35	7.12	145,000	7.20
6.25 - 6.88	110,195	6.34	6.42	43,900	6.46
	989,181	2.67	6.44	752,886	6.31

At December 29, 2007, the aggregate intrinsic value of options exercisable approximated $235,400, with a remaining contractual term of 0.35 years.  The intrinsic value of all options outstanding at December 29, 2007 was approximately $235,400.

At December 30, 2006 and December 31, 2005, there were exercisable options outstanding to purchase 908,905 and 921,823 shares at weighted-average exercise prices of $5.77 and $5.67, respectively.

As of December 29, 2007, 173,185 shares were reserved for the granting of future share-based awards (stock options and restricted stock) compared to 351,380 shares at December 30, 2006.

9.                                      INCOME TAXES.

Income taxes consist of the following:

	2007	2006	2005
Federal:
Current	$1,525,000	$2,060,000	$3,617,000
Deferred	(318,000)	(307,000)	(11,000)
	1,207,000	1,753,000	3,606,000

State:
Current	110,000	239,000	732,000
Deferred	(13,000)	—	(2,000)
	97,000	239,000	730,000
Total	$1,304,000	$1,992,000	$4,336,000

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Continued.

The deferred tax assets and the deferred tax liabilities were as follows:

	2007	2006
Deferred tax assets:
Receivables	$61,600	$61,600
Inventories	457,340	353,813
Accrued liabilities	1,656,487	1,518,099
Stock-based compensation	103,927	6,509
Unrealized hedge loss	120,300	—
Other	455	30,380
Total deferred tax assets	2,400,109	1,970,401

Deferred tax liabilities:
Depreciation	(2,813,282)	(2,876,825)
Prepaids and other	(983,551)	(941,600)
Unrealized hedge gain	—	(52,900)
Total deferred tax liabilities	(3,796,833)	(3,871,325)

Net deferred income tax liabilities	$(1,396,724)	$(1,900,924)

Presented in the consolidated balance sheets as:
Current deferred tax assets	$1,192,331	$1,022,292
Long-term deferred tax liabilities	(2,589,055)	(2,923,216)
	$(1,396,724)	$(1,900,924)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (34% in 2007 and 2006 and 35% in 2005) to income before income taxes is as follows:

	2007	2006	2005
Income taxes at statutory rate	$1,859,000	$2,239,500	$4,437,100
State income taxes, net of federal tax effect	64,000	157,700	474,500
Manufacturer’s deduction	(104,000)	(65,600)	(105,000)
Tax-exempt underwriting income of wholly-owned small captive insurance subsidiary	(421,800)	(369,800)	(359,600)
Research and development tax credits	(140,100)	(81,000)	(26,000)
Alternative fuel tax credit	(48,600)	—	—
Other, net	95,500	111,200	(85,000)
Total	$1,304,000	$1,992,000	$4,336,000

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Concluded.

Uncertain Tax Positions

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This Interpretation revises the recognition test for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed. The Company adopted FIN 48 as of December 31, 2006, the first day of the Company’s fiscal year ending December 29, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

A reconciliation of the change in the unrecognized tax benefits from December 31, 2006 to December 29, 2007 is as follows:

Unrecognized tax benefits at December 31, 2006	$495,678
Gross increases - tax positions in prior periods	2,484
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 29, 2007	$498,162

The entire December 29, 2007 balance of approximately $500,000 relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.

The Company is subject to U.S. federal income tax as well as various state taxes and is no longer subject to examination by taxing authorities for the fiscal year ended 2003 and earlier.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for and recognized during the year ended December 29, 2007 were immaterial.

10.                               COMMITMENTS AND CONTINGENCIES.

Lease Commitments and Related Party Transactions

The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from October 2008 through July 2011.  Certain of the lease agreements are with related parties for which related party rent expense was $669,999, $677,408 and $759,678 for the fiscal years ended 2007, 2006 and 2005, respectively.

Rent expense under all operating leases aggregated $992,652, $1,005,670 and $998,156 for the fiscal years ended 2007, 2006 and 2005, respectively.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.          COMMITMENTS AND CONTINGENCIES, Continued.

At December 29, 2007, future minimum rental payments under noncancelable operating leases aggregated $2,384,000 and are payable as follows:  2008 - $908,000; 2009 - $887,000; 2010 - $521,000; 2011 - $68,000.

In addition to the above related party lease transactions, the Company purchases delivery services from a company owned by a director of the Company.  Related party purchased delivery services aggregated $2,859,763, $3,523,358, and $3,690,777 for the fiscal years ended 2007, 2006, and 2005, respectively.  Amounts due to related parties, included in accounts payable, aggregated $241,894 and $153,587 as of December 29, 2007 and December 30, 2006, respectively.

Consigned Inventories

The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities under the conditions that the Company will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance charge on the chassis.  The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statements of income, aggregated $499,055, $889,092 and $466,392 for the fiscal years ended 2007, 2006 and 2005, respectively.  At December 29, 2007 and December 30, 2006, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $48.8 million and $41.4 million, respectively.  Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Concluded

10.          COMMITMENTS AND CONTINGENCIES, Concluded.

Repurchase Commitments

The Corporation was contingently liable at December 29, 2007, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.  Under these arrangements, which are customary in the industry, the Company agrees to repurchase vehicles in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.  The maximum repurchase liability is the total amount that would be paid upon the default of the Company’s independent dealers.  The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $6.2 million at December 29, 2007 and $2.4 million at December 30, 2006.  The risk of loss under these agreements is spread over many retailers and financial institutions.  The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.  The Corporation believes that any potential loss under the agreements in effect at December 29, 2007 will not be material.  The Company has not experienced any significant repurchases, and losses are also insignificant due to the Company’s extended dealer network.

Self-Insurance

The Company is self-insured for a portion of general liability ($250,000 per occurrence), certain employee health benefits ($200,000 annually per employee with no annual aggregate) and workers’ compensation in certain states ($250,000 per occurrence with no annual aggregate).  The Company accrues for the estimated losses occurring from both asserted and unasserted claims.  The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

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

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to		Column E
Column A	Beginning	Costs and	Column D	Balance End
Description	of Period	Expenses	Deductions(1)	of Period
Year ended December 29, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$160,000	$178,000	$178,000	$160,000

Year ended December 30, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$252,000	$224,000	$316,000	$160,000

Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$296,000	$34,000	$78,000	$252,000

(1)  Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SUPPLEMENTARY DATA

	First	Second	Third	Fourth
2007 Quarter
Net sales	$83,891,983	$88,161,027	$67,540,998	$73,678,715
Gross profit	8,971,386	11,089,216	7,339,150	7,783,677
Net income	964,445	2,043,677	273,865	881,818
Per share:
Basic	0.08	0.16	0.02	0.07
Diluted	0.08	0.16	0.02	0.07

	First	Second	Third	Fourth
2006 Quarter
Net sales	$85,747,138	$98,863,512	$79,678,398	$76,457,741
Gross profit	9,605,686	10,530,957	9,556,286	7,871,611
Net income	1,373,035	1,565,381	1,242,361	413,991
Per share:
Basic	0.11	0.12	0.10	0.03
Diluted	0.11	0.12	0.10	0.03

Operating results for the third quarter of 2006 were favorably impacted by book-to-physical inventory adjustments aggregating $1.9 million (pre-tax).  Operating results for the fourth quarter of 2006 were unfavorably impacted by book-to-physical inventory adjustments aggregating $0.2 million (pre-tax).  The 2007 and 2006 fourth quarter operating results were favorably impacted by a $0.2 million and a $0.3 million income tax benefit, respectively, principally attributable to the true-up of the Company’s estimated effective federal and state tax rates during the first three quarters to the actual effective tax rates for the fiscal year.

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to rounding and changes in the diluted potential common shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 29, 2007, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 29, 2007.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors; provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

ITEM 9A.	CONTROLS AND PROCEDURES, Concluded.

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting, and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 29, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Effective November 20, 2007, the Company amended its bylaws to provide for shares without certificates in order to comply with AMEX Rule 778 and Section 135 of the AMEX Company Guide requiring the Company’s Class A Common Stock to be eligible for participation in the Direct Registration System (“DRS”). DRS allows a stockholder’s stock ownership to be recorded and maintained by the Company’s transfer agent without the issuance of a physical certificate. The amended bylaws continue to permit stockholders to obtain a physical certificate upon request.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual stockholders’ meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual stockholders’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual stockholders’ meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2008 annual stockholders’ meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	The following financial statements and financial statement schedule are included in Item 8 herein:

1.	Financial Statements

Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006

Consolidated Statements of Income for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPREME INDUSTRIES, INC.

Date: March 26, 2008	By:	/s/Herbert M. Gardner
Herbert M. Gardner,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner	Chairman of the Board and Chief Executive Officer	March 26, 2008
Herbert M. Gardner	(Principal Executive Officer)

/s/Robert W. Wilson	President, Chief Operating Officer	March 26, 2008
Robert W. Wilson	and Director

/s/William J. Barrett	Secretary, Assistant Treasurer and	March 26, 2008
William J. Barrett	Director

/s/Jeffery D. Mowery	Treasurer, Chief Financial Officer and	March 26, 2008
Jeffery D. Mowery	Assistant Secretary (Principal
Financial and Accounting Officer)

/s/Arthur M. Borden	Director	March 26, 2008
Arthur M. Borden

/s/Robert J. Campbell	Director	March 26, 2008
Robert J. Campbell

/s/Thomas Cantwell	Director	March 26, 2008
Thomas Cantwell

/s/Edward L. Flynn	Director	March 26, 2008
Edward L. Flynn

/s/Omer G. Kropf	Director	March 26, 2008
Omer G. Kropf

/s/Mark C. Neilson	Director	March 26, 2008
Mark C. Neilson

INDEX TO EXHIBITS

Exhibit	Description

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

3.4	Bylaws of the Company, filed as Exhibit 3(b) to the Company’s Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

* 3.5	Amendment to Bylaws (as amended November 20, 2007).

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

10.6	2004 Stock Option Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 effective on August 26, 2004, and incorporated herein by reference.

10.7	Amended and Restated 2004 Stock Option Plan filed as Exhibit A to the Company’s Revised Definitive Proxy Statement filed on April 5, 2006 and incorporated herein by reference.

10.8

Amendment Number One to the Company’s Amended and Restated 2004 Stock Option Plan dated October 25, 2006, included in the Company’s Definitive Proxy Statement filed on April 2, 2007, and incorporated herein by reference.

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

* 21.1	Subsidiaries of the Registrant.

* 23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.