Form 10-Q
period 2008-03-29
SUPREME INDUSTRIES INC
filed 2008-05-13
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                         Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at May 8 , 2008
Class A	11,012,944
Class B	2,024,133

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 29,	December 29,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$67,830	$1,266,133
Investments	3,389,666	2,215,267
Accounts receivable, net	28,768,411	28,628,324
Inventories	51,774,184	46,643,480
Other current assets	6,117,122	5,171,503

Total current assets	90,117,213	83,924,707

Property, plant and equipment, at cost	93,382,489	92,530,190
Less, Accumulated depreciation and amortization	46,084,624	45,100,465

Property, plant and equipment, net	47,297,865	47,429,725

Goodwill and intangible assets, net	1,359,798	1,371,891
Other assets	62,673	64,860

Total assets	$138,837,549	$132,791,183

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	March 29,	December 29,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$725,488	$748,406
Trade accounts payable	15,360,839	14,642,616
Accrued income taxes	540,792	498,162
Other accrued liabilities	9,046,206	9,510,095

Total current liabilities	25,673,325	25,399,279

Long-term debt	35,524,333	29,002,718

Deferred income taxes	2,589,055	2,589,055

Other long-term liabilities	773,300	333,046

Total liabilities	64,560,013	57,324,098

Stockholders’ equity	74,277,536	75,467,085

Total liabilities and stockholders’ equity	$138,837,549	$132,791,183

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net sales	$75,924,356	$83,891,983
Cost of sales	68,333,218	74,920,597
Gross profit	7,591,138	8,971,386

Selling, general and administrative expenses	6,948,612	6,929,747
Other income	(244,948)	(89,977)
Operating income	887,474	2,131,616

Interest expense	585,960	743,171
Income before income taxes	301,514	1,388,445

Income taxes	75,000	424,000
Net income	$226,514	$964,445

Earnings Per Share:
Basic	$.02	$.08
Diluted	.02	.08

Shares used in the computation of earnings per share:
Basic	12,929,776	12,726,845
Diluted	13,077,629	12,835,053

Cash dividends per common share	$.095	$.095

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$226,514	$964,445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,068,221	1,075,893
Amortization of intangibles	12,093	12,093
Provision for losses on doubtful receivables	38,180	42,293
Stock-based compensation expense	131,632	48,668
Losses (gains) on disposal of property, plant and equipment	532	(70)
Changes in operating assets and liabilities	(5,800,025)	2,156,468

Net cash provided by (used in) operating activities	(4,322,853)	4,299,790

Cash flows from investing activities:
Additions to property, plant and equipment	(954,444)	(999,968)
Proceeds from sale of property, plant and equipment	17,551	70
Purchases of investments	(1,226,173)	(1,200,000)
Decrease in other assets	2,186	13,978

Net cash used in investing activities	(2,160,880)	(2,185,920)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	34,408,551	31,577,297
Repayments of revolving line of credit and other long-term debt	(27,909,854)	(34,042,658)
Payment of cash dividends	(1,238,017)	(1,204,866)
Proceeds from exercise of stock options	24,750	359,813

Net cash provided by (used in) financing activities	5,285,430	(3,310,414)

Change in cash and cash equivalents	(1,198,303)	(1,196,544)

Cash and cash equivalents, beginning of period	1,266,133	1,307,463

Cash and cash equivalents, end of period	$67,830	$110,919

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.  All adjustments are of a normal and recurring nature.  The December 29, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended March 29, 2008 and March 31, 2007 are for 13-week periods.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized losses on hedge-activity, net of tax, and unrealized gains on available-for-sale securities, net of tax.  Other comprehensive loss for the three-month periods ended March 29, 2008 and March 31, 2007 was $334,427 and $46,899, respectively.  Total comprehensive income (loss) combines net income and other comprehensive income (loss).  Total comprehensive income (loss) for the three month periods ended March 29, 2008 and March 31, 2007 was $(107,913) and $917,546, respectively.

NOTE 3 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	March 29,	December 29,
	2008	2007
Raw materials	$28,780,501	$25,042,022
Work-in-progress	10,868,970	9,676,041
Finished goods	12,124,713	11,925,417
	$51,774,184	$46,643,480

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

The valuation of raw materials, work-in-progress, and finished goods inventories at interim dates is based upon bills of materials, scrap, and other estimated factors that affect inventory relief.  The Company has historically experienced both favorable and unfavorable adjustments resulting from physical inventories. Pre-tax physical inventory adjustments recorded during the three-month periods ended March 29, 2008 and March 31, 2007 were a favorable $48,000 and an unfavorable $161,000, respectively.  The Company continues to refine its inventory relief in an effort to minimize book to physical inventory adjustments.

NOTE 4 – FAIR VALUE MEASUREMENT

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

The Company used the following methods and significant assumptions used to estimate the fair value of items:

Investments: The fair values of investments available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

Derivatives: Our derivative instruments consist of interest rate swaps.  As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 5 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Weighted average number of shares outstanding (used in computation of basic earnings per share)	12,929,776	12,726,845

Assumed exercise or issuance of shares relating to stock plans	147,853	108,208

Diluted shares outstanding (used in computation of diluted earnings per share)	13,077,629	12,835,053

NOTE 6 - STOCK-BASED COMPENSATION

A summary of the status of the Company’s outstanding stock options as of March 29, 2008, and changes during the three months ended March 29, 2008 are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 30, 2007	989,181	$6.44
Granted	6,000	6.20
Exercised	(5,500)	4.50
Forfeited	—	—
Outstanding, March 29, 2008	989,681	6.45

The intrinsic value of the options exercised during the three-month period ended March 29, 2008 was $7,700.  The intrinsic value of all options outstanding at March 29, 2008 was $209,550 and outstanding options had a weighted-average remaining contractual life of 2.45 years.

NOTE 7 - COMMON STOCK

The Company paid cash dividends, to all Class A and Class B common stockholders, of nine and one-half cents ($0.095) for each of the three-month periods ended March 29, 2008 and March 31, 2007.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Concluded.

NOTE 8 - SUBSEQUENT EVENT

On May 6, 2008, the Company’s Board of Directors declared a nine and one-half cents ($0.095) per share cash dividend payable on May 27, 2008 to all class A and B common stockholders of record on May 20, 2008.

NOTE 9 – ADOPTION OF NEW ACCOUNTING STANDARD

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially deferred the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  Effective for 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects of fair value will be recognized in earnings.  SFAS 159 also establishes additional disclosure requirements.  SFAS 159 is effective for the Company beginning in fiscal 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the effects that SFAS No. 161 may have on our consolidated financial statement disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary Supreme Corporation, is one of the nation’s leading manufacturers of specialized vehicles. Utilizing a nationwide direct sales and distribution network, as well as manufacturing and service facilities in 13 states across the continental United States, Supreme is able to meet the needs of customers across all of North America.

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

The Company and its product offerings are sensitive to various factors which include, but are not limited to, interest rate fluctuations, changes in governmental regulations, and the volatility in the supply chain of vehicle chassis. The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components to our product offerings.

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

Results of Operations

Net Sales

Net sales for the three months ended March 29, 2008 decreased $8.0 million, or 9.5%, to $75.9 million compared to $83.9 million for the three months ended March 31, 2007.  The decrease was primarily related to our core dry freight truck body sales, our largest product group, which declined by $10.0 million, or 23.8%. We attribute the decrease in our core product sales to an industry-wide decline in demand  in the retail truck market. This decline began in early 2007 and the prevailing industry expectations are that the lower demand levels will continue throughout 2008 and possibly into 2009. However, this could potentially create future pent-up demand.  We are positioned to capitalize on an economic recovery as we execute our strategic plan, including the redesign of our core van body product line. This new van body is expected to be less expensive to produce,  enable increased inventory turns, and reduce the lead-time required to produce and deliver finished product. Our progress on the redesign remains on schedule with production currently set to begin late in 2008. Additionally, the decrease in first quarter 2008 net sales resulted from the timing of shipments to our major fleet customers. 2007 fleet shipments began early in January while 2008 shipments started in late February due to changing customer buying patterns. Overall, we anticipate our 2008 fleet sales volume to remain relatively unchanged compared to 2007. Partially offsetting the decrease in dry freight truck body sales were sales improvements in our StarTrans bus division which experienced a 12.5% increase to $18.4 million, coupled with our Silver Crown division, where sales were $4.4 million, a 123% increase, resulting from the increased market penetration of this

2006 acquisition. Our total sales backlog was $85.8 million at March 29, 2008 compared to $81.3 million at March 31, 2007.

As we move into the second quarter, the availability of General Motors (GM) chassis is a concern due to a labor dispute between the United Auto Workers and GM’s axle supplier. The potential disruption in the supply of GM chassis could adversely affect our profitability and result in higher inventory carrying costs. The Company has established relationships with all major chassis manufacturers and, to mitigate the potential adverse impact of the labor dispute, will attempt to divert its source of supply to other chassis manufacturers.  Additionally, because of the Company’s product diversification, management believes the Company is in a favorable position to withstand the potential adverse effect of a possible chassis supply interruption.

Cost of sales and gross profit

Gross profit decreased by $1.4 million, or 15.6%, to $7.6 million (10.0% of net sales) for the three months ended March 29, 2008 compared to $9.0 million (10.7% of net sales) for the three months ended March 31, 2007.  The following table presents the components of cost of sales as a percentage of net sales for the first quarter of 2008 and 2007 and the changes as a percentage of sales:

	March 29,	March 31,	Percent
	2008	2007	Change
Material	57.3%	58.7%	-1.4%
Direct labor	14.0	13.5	0.5
Overhead	16.1	14.8	1.3
Delivery	2.6	2.3	0.3
Cost of sales	90.0	89.3	0.7
Gross profit	10.0%	10.7%	-0.7%

Material – Material cost as a percentage of net sales for the three months ended March 29, 2008 was 57.3% compared to 58.7% for the corresponding period in 2007.  The decrease of 1.4% was attributable to an improvement of 0.7% in our core truck division due to a favorable product mix and higher selling prices in certain markets.  Additionally, our StarTrans bus division material percentage decreased due to the use of more customer-supplied chassis versus purchased chassis.

Raw material costs are increasing for aluminum, steel, and petroleum-based materials.  Accordingly, we announced a 3% price increase, effective March 14, 2008, on all core truck product lines.  This price increase, along with cost savings measures such as a redesign of our core truck product and “lean manufacturing” initiatives, as well as ongoing efforts in product diversification should help enable us to mitigate the effect of rising raw material costs.  We are closely monitoring and managing all material costs through frequent communication and negotiation with our suppliers and we will continue to address unavoidable raw material cost increases by increasing the price of our products, as necessary and as our markets will bear them.  The Company also continues to strive to reduce the manufacturing costs of our products through research and development of innovative materials and the use of robotics.

Direct Labor – Direct labor as a percentage of net sales for the three months ended March 29, 2008 was 14.0% compared to 13.5% for the three months ended March 31, 2007.  The direct labor percentage increase was the result of the timing of fleet customer buying patterns and the normal startup costs of additional production lines to fulfill fleet orders. Historically, we have experienced an improvement in our direct labor percentage once line startup costs decline. However, the historical labor improvement may not be realized this year should there be an interruption in chassis supply (as discussed previously) due to labor disputes in our chassis supply chain. Additionally, our StarTrans bus division experienced an increase in its labor percentage due to employee training costs associated with a plant expansion which was required to satisfy a strong backlog at that operation.

Overhead – Overhead as a percentage of net sales for the three months ended March 29, 2008 was 16.1% compared to 14.8% for the three months ended March 31, 2007.  The overhead percentage increase of 1.3% was due to the fixed nature of certain expenses that do not fluctuate when sales and production volume changes.  Additionally, the Company was unfavorably impacted by higher utility costs as a result of an unusually cold winter in the Northeast and Midwest.   We will continue to focus on reducing expenses and managing our overhead cost structure based on our level of sales and production volume.

Delivery – Delivery as a percentage of net sales for the three months ended March 29, 2008 was 2.6% compared to 2.3% for the three months ended March 31, 2007, reflecting the impact of higher fuel costs. We continue to try to pass on the higher fuel related costs to customers despite competitive pressures in the marketplace.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $6.9 million for each of the periods presented.  However, SG&A expenses comprised 9.2% of net sales for the three months ended March 29, 2008 and 8.3% of net sales for the three months ended March 31, 2007.  The increased percentage reflects the generally fixed nature of most of our SG&A expenses.  The following table presents selling and G&A expenses as a percentage of net sales and the respective changes:

	March 29,	March 31,	Percent
	2008	2007	Change
Selling expenses	3.2%	3.1%	0.1%
G&A expenses	6.0	5.2	0.8
Total	9.2%	8.3%	0.9%

Selling expenses – Selling expenses decreased by $0.2 million, or 7.7%, to $2.4 million for the three months ended March 29, 2008 from $2.6 million for the three months ended March 31, 2007.  Selling expenses declined due to increased cooperative marketing credits the Company received from chassis manufactures.  These credits, determined solely by programs established by the chassis manufacturers, are used to offset marketing and promotional expenses.

G&A expenses – General and administrative expenses increased by $0.2 million, or 4.7%, to $4.5 million for the three months ended March 29, 2008, from $4.3 million for the three months ended March 31, 2007. The increase in general and administrative expenses was primarily due to additional stock-based compensation, software maintenance agreement costs, and business insurance premiums.

Other income

Other income increased by $0.1 million to $0.2 million for the three months ended March 29, 2008 compared to $0.1 million for the three months ended March 31, 2007. Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company through its various business activities.

Interest expense

Interest expense decreased by $0.1 million, or 14.3%, to $.6 million (0.8% of net sales) for the three months ended March 29, 2008, compared to $.7 million (0.8% of net sales) for the three months ended March 31, 2007.  The decrease in bank interest expense reflects lower prevailing interest rates coupled with lower working capital requirements related to the lower sales volume experienced in the 2008 quarter.

Income taxes

The Company’s effective income tax rate was 24.9% for the three months ended March 29, 2008, compared to 30.5% for the three months ended March 31, 2007.   The estimated effective income tax rate for both periods was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, additional manufacturing tax deductions allowed under the 2004 American Jobs Creation Act, federal alternative fuel tax credits, and research and development tax credits.  The effective income tax rate for the previous year ended December 29, 2007 was 22.9%.

Net income and earnings per share

Net income decreased by $0.8 million, or 80.0%, to $0.2 million (0.3% of net sales) for the three months ended March 29, 2008, from to $1.0 million (1.2% of net sales) for the three months ended March 31, 2007. The following table presents basic and diluted earnings per share and the changes from quarter-to-quarter:

	March 29,	March 31,
	2008	2007	Change
Earnings per share:
Basic	$0.02	$0.08	$(0.06)
Diluted	$0.02	$0.08	$(0.06)

Liquidity and Capital Resources

Proceeds from the Company’s revolving line of credit were the major source of cash flows during the first quarter of 2008.  The Company’s cash management system and revolving line of credit have been designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.  All borrowings under the revolving line of credit remain unsecured.

Operating activities

Operating activities used $4.3 million of cash for the three months ended March 29, 2008 compared to cash provided of $4.3 million for the three months ended March 31, 2007.  For the first quarter of 2008, operating cash was unfavorably impacted by a $5.1 million increase in inventory, offset by a $0.7 million increase in accounts payable. Net income, adjusted for depreciation and amortization, provided cash flows from operating activities totaling $1.3 million and $2.0 million in first quarter of 2008 and 2007, respectively.  Working capital increased $5.9 million during the first quarter of 2008 principally due to the higher inventory levels as a result of  large fleet contracts.

Investing activities

Cash used in investing activities remained relatively unchanged at $2.2 million for the three months ended March 29, 2008 and March 31, 2007.  Investments in our wholly-owned captive subsidiary increased $1.2 million during the first quarter of 2008. Capital expenditures were $1.0 million during the first quarter of 2008 and consisted principally of investments in replacement equipment.  Additionally, our Silver Crown operation began construction of a new facility to expand capacity to meet the increased demand for its products.  The Company expects to invest approximately $4.0 million in additions to property, plant, and equipment in 2008.

Financing activities

Financing activities provided $5.3 million for the three months ended March 29, 2008 compared to cash used of $3.3 million for the three months ended March 31, 2007. The higher levels of financing activities for the first quarter of 2008 occurred as a result of the increased inventory levels. The Company also received $25,000 and $360,000 from the exercise of stock options for the first quarter of 2008 and 2007, respectively.  The Company paid cash dividends of nine and one-half cents per share, or $1.2 million, for the first quarter of 2008 and 2007.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 29, 2007.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance, and accrued warranty.

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

Critical Accounting Policies and Estimates, Concluded

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

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 29, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 29, 2008.

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

Exhibit 3.1

Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company’s Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

Exhibit 3.2

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 10, 1993 filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

Exhibit 3.3

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 1996 filed as Exhibit 3.3 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

Exhibit 3.4	Bylaws of the Company, filed as Exhibit 3(b) to the Company’s Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.
Exhibit 3.5	Amendment to Bylaws (as amended November 20, 2007), filed as Exhibit 3.5 to the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2007, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

BY: /s/ Herbert M. Gardner
DATE: May 13, 2008	Herbert M. Gardner
Chairman of the Board and Chief Executive Officer

BY: /s/ Jeffery D. Mowery
DATE: May 13, 2008	Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
Exhibit 3.1

Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company’s Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.

Exhibit 3.2

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 10, 1993 filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

Exhibit 3.3

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 29, 1996 filed as Exhibit 3.3 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

Exhibit 3.4	Bylaws of the Company, filed as Exhibit 3(b) to the Company’s Registration Statement on Form 8-A, filed with the Commission on September 18, 1989, and incorporated herein by reference.
Exhibit 3.5	Amendment to Bylaws (as amended November 20, 2007), filed as Exhibit 3.5 to the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2007, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.