Form 10-Q
period 2008-06-28
SUPREME INDUSTRIES INC
filed 2008-08-12
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at August 1, 2008
Class A	11,197,556
Class B	2,024,133

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 28,	December 29,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,642	$1,266,133
Investments	2,557,455	2,215,267
Accounts receivable, net	20,718,646	28,628,324
Inventories	48,721,706	46,643,480
Other current assets	4,210,554	5,171,503

Total current assets	76,219,003	83,924,707

Property, plant and equipment, at cost	94,348,081	92,530,190
Less, Accumulated depreciation and amortization	47,094,259	45,100,465

Property, plant and equipment, net	47,253,822	47,429,725

Goodwill and intangible assets, net	1,347,706	1,371,891
Other assets	60,487	64,860

Total assets	$124,881,018	$132,791,183

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	June 28,	December 29,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$702,578	$748,406
Trade accounts payable	10,120,329	14,642,616
Accrued income taxes	342,636	498,162
Other accrued liabilities	8,026,216	9,510,095

Total current liabilities	19,191,759	25,399,279

Long-term debt	28,865,890	29,002,718

Deferred income taxes	2,589,055	2,589,055

Other long-term liabilities	393,227	333,046

Total liabilities	51,039,931	57,324,098

Stockholders’ equity	73,841,087	75,467,085

Total liabilities and stockholders’ equity	$124,881,018	$132,791,183

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$75,307,068	$88,161,027	$151,231,424	$172,053,010
Cost of sales	67,907,997	77,071,811	136,241,215	151,992,408
Gross profit	7,399,071	11,089,216	14,990,209	20,060,602

Selling, general and administrative expenses	7,041,110	7,599,884	13,989,722	14,529,631
Other income	(264,563)	(139,164)	(509,511)	(229,141)
Operating income	622,524	3,628,496	1,509,998	5,760,112

Interest expense	530,945	667,819	1,116,905	1,410,990
Income before income taxes	91,579	2,960,677	393,093	4,349,122

Income taxes	(125,000)	917,000	(50,000)	1,341,000
Net income	$216,579	$2,043,677	$443,093	$3,008,122

Earnings Per Share:
Basic	$.02	$.16	$.03	$.23
Diluted	$.02	$.16	$.03	$.23

Shares used in the computation of earnings per share:
Basic	13,283,418	13,079,940	13,234,366	13,027,906
Diluted	13,453,276	13,160,582	13,370,880	13,127,704

Cash dividends per common share	$.095	$.095	$.19	$.19

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$443,093	$3,008,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,131,425	2,139,922
Amortization of intangibles	24,185	24,185
Provision for losses on doubtful receivables	63,288	96,341
Stock-based compensation expense	291,552	154,610
Losses on disposal of property, plant and equipment	2,233	15,641
Changes in operating assets and liabilities	510,402	9,880,246

Net cash provided by operating activities	3,466,178	15,319,067

Cash flows from investing activities:
Additions to property, plant and equipment	(2,016,157)	(1,574,217)
Proceeds from sale of property, plant and equipment	58,402	6,494
Proceeds from sale of investments	832,670	—
Purchases of investments	(1,174,858)	(1,131,492)
Decrease in other assets	4,373	24,497

Net cash used in investing activities	(2,295,570)	(2,674,718)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	61,423,636	60,102,739
Repayments of revolving line of credit and other long-term debt	(61,606,292)	(72,114,068)
Payment of cash dividends	(2,490,943)	(2,423,710)
Proceeds from exercise of stock options	247,500	595,543

Net cash used in financing activities	(2,426,099)	(13,839,496)

Change in cash and cash equivalents	(1,255,491)	(1,195,147)

Cash and cash equivalents, beginning of period	1,266,133	1,307,463

Cash and cash equivalents, end of period	$10,642	$112,316

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December. The results of operations for the three and six months ended June 28, 2008 and June 30, 2007 are for 13- and 26-week periods, respectively.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized losses on hedge-activity, net of tax, and unrealized gains on available-for-sale securities, net of tax. Other comprehensive income (loss) for the three- and six-month periods ended June 28, 2008 was $217,227 and $(117,200), respectively. Other comprehensive income for the three- and six-month periods ended June 30, 2007 was $119,655 and $72,756, respectively. Total comprehensive income (loss) combines net income and other comprehensive income (loss). Total comprehensive income for the three- and six-month periods ended June 28, 2008 was $433,806 and $325,893, respectively. Total comprehensive income for the three- and six-month periods ended June 30, 2007 was $2,163,332 and $3,080,878, respectively.

NOTE 3 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	June 28,	December 29,
	2008	2007
Raw materials	$27,190,406	$25,042,022
Work-in-progress	9,438,705	9,676,041
Finished goods	12,092,595	11,925,417
	$48,721,706	$46,643,480

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

The Company used the following methods and significant assumptions to estimate the fair value of items:

Investments: The fair values of investments available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

Derivatives: Our derivative instruments consist of interest rate swaps. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

NOTE 5 – LONG-TERM DEBT

The Company amended its existing credit facility effective June 30, 2008. The terms of the credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 29, 2007. Certain debt covenants have been modified to provide temporary relief to the Company during the current economic downturn. Effective August 11, 2008, the credit facility maturity date was extended to October 31, 2009, and as a result all borrowings under the credit facility at June 28, 2008 are classified as long-term debt.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 6 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding (used in computation of basic earnings per share)	13,283,418	13,079,940	13,234,366	13,027,906

Assumed exercise or issuance of shares relating to stock plans	169,858	80,642	136,514	99,798

Diluted shares outstanding (used in computation of diluted earnings per share)	13,453,276	13,160,582	13,370,880	13,127,704

NOTE 7 - STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the six months ended June 28, 2008:

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 30, 2007	113,546	$6.11
Granted	121,890	4.96
Vested	(26,236)	5.81
Unvested, June 28, 2008	209,200	5.48

The total fair value of the shares vested during the six months ended June 28, 2008 was $152,480.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued.

A summary of the status of the Company’s outstanding stock options as of June 28, 2008, and changes during the six months ended June 28, 2008 are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 30, 2007	1,008,965	$6.31
Granted	97,439	5.18
Exercised	(151,470)	4.51
Forfeited	(76,862)	5.13
Outstanding, June 28, 2008	878,072	6.61

The intrinsic value of the options exercised during the three- and six-month period ended June 28, 2008 was $59,840 and $67,540, respectively. There was no intrinsic value of the options outstanding at June 28, 2008 and outstanding options had a weighted-average remaining contractual life of 3.87 years.

NOTE 8 - COMMON STOCK

The Company paid quarterly cash dividends, to all Class A and Class B common stockholders, of nine and one-half cents ($0.095) and nineteen cents ($0.19) per share for each of the three and six-month periods ended June 28, 2008 and June 30, 2007.

NOTE 9 – SUBSEQUENT EVENT

On August 11, 2008, the Company’s Board of Directors declared a two percent (2%) stock dividend on its outstanding Class A and Class B Common Stock. Stockholders of record on August 22, 2008, will receive a stock dividend for each share owned on that date, payable on August 29, 2008. All share and per share data have been adjusted to reflect the stock dividend on a retroactive basis.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary Supreme Corporation, is one of the nation’s leading manufacturers of specialized vehicles. Utilizing a nationwide direct sales and distribution network, as well as manufacturing and service facilities in 12 states across the continental United States, Supreme is able to meet the needs of customers across all of North America.

The Company engages principally in the production and sale of customized truck bodies, shuttle buses, and other specialty vehicles. Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty vehicle offerings include products such as customized armored vehicles, homeland response vehicles, and luxury motor coaches. Through vertical integration and proprietary processes, the Company also supplies both internal and external customers with high quality fiberglass and fiberglass-reinforced components. The Company operates only in businesses related to its core competencies and currently has no plans to deviate from this strategy.

The Company and its product offerings are sensitive to various factors which include, but are not limited to, economic conditions, interest rate fluctuations, changes in governmental regulations, and the volatility in the supply chain of vehicle chassis. The Company’s business is also affected by the availability and costs of certain raw materials that are significant components of its product offerings.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto elsewhere in this document.

Results of Operations

Net Sales

Net sales for the three months ended June 28, 2008 decreased $12.9 million, or 14.6%, to $75.3 million compared to $88.2 million for the three months ended June 30, 2007. Net sales for the six months ended June 28, 2008 decreased $20.9 million, or 12.1%, to $151.2 million from $172.1 million for the six months ended June 30, 2007. The decrease was primarily related to our core dry freight truck body sales, our largest product group, which declined by $9.6 million, or 21.5%, and $19.6 million, or 22.6% for the three and six months ended June 30, 2008, respectively. Additionally, our armored truck division experienced a decline in net sales of $1.6 million, or 66.0%, and $2.1 million, or 44.1% for the three and six months, respectively. Partially offsetting these decreases was an increase in our StarTrans bus division which experienced a 20.6% increase to $18.9 million for the three months ended June 28, 2008 and a 16.5% increase to $37.3 million for the six months ended June 30, 2008. Our Silver Crown division experienced a decrease in net sales of $1.0 million, or 21.8%, for the three months and an increase of $1.5 million, or 25.8% for the six months ended June 28, 2008.

We attribute the decrease in our core product sales to an industry-wide decline in the retail truck market which began in early 2007 and the prevailing expectation is that it may continue throughout 2008 and possibly into 2009. Additionally, the quarter was negatively impacted by the cancellation of approximately $2.6 million of orders from a major fleet customer due to the disruption in the supply of General Motors (“GM”) chassis due to a labor dispute between the United Auto Workers and GM’s axle supplier. This labor dispute was settled in the second quarter although returning to normal conditions was further delayed by a second labor strike against a chassis delivery provider which has since been resolved. While chassis availability has improved, chassis supply remains a concern as OEM chassis production schedules are subject to change. The disruption adversely affected our profitability and resulted in excess inventory carrying costs for both our fleet and retail business during the first and second quarters of 2008.

The decrease in business activity could create pent-up demand and we are poised to capitalize on the eventual expected recovery in demand as we execute our strategic plans including the redesign of our core product. Our new van body is expected to enable easier and less expensive construction, improve inventory turns, and reduce the lead-time required to deliver the finished product. Our progress on the redesign remains on schedule with production set to begin during the fourth quarter of 2008. Additionally, our StarTrans bus division continues to experience strong demand resulting from increased use of mass transit due to higher fuel prices.

Our total sales backlog was $73.6 million at June 28, 2008 compared to $72.2 million at June 30, 2007.

Cost of sales and gross profit

Gross profit decreased by $3.7 million, or 33.3%, to $7.4 million (9.8% of net sales) for the three months ended June 28, 2008 compared to $11.1 million (12.6% of net sales) for the three months ended June 30, 2007. For the six months ended June 28, 2008, gross profit decreased by $5.1 million or 25.3%, to $15.0 million (9.9% of net sales) compared to $20.1 million (11.7% of net sales) for the six months ended June 30, 2007. The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended			Six Months Ended
	June 28,	June 30,	Percent	June 28,	June 28,	Percent
	2008	2007	Change	2008	2007	Change
Material	57.7%	57.0%	0.7%	57.5%	57.8%	-0.3%
Direct labor	14.0	13.4	0.6	14.0	13.5	0.5
Overhead	15.5	14.5	1.0	15.8	14.6	1.2
Delivery	3.0	2.5	0.5	2.8	2.4	0.4
Cost of sales	90.2	87.4	2.8	90.1	88.3	1.8
Gross profit	9.8%	12.6%	-2.8%	9.9%	11.7%	-1.8%

Material – Material cost as a percentage of net sales increased 0.7% for the three months and decreased 0.3% for the six months ended June 28, 2008 when compared to corresponding periods in 2007. The change in the material percentage for the three and six months is primarily related to product mix and higher freight cost resulting from escalating fuel prices. Our change in product mix relates to our bus division, which has a higher material percentage, and accounted for a greater percentage of our net sales in the quarter and year-to-date in comparison to the same periods in 2007.

Raw material costs continue to increase for aluminum, steel, and petroleum-based products.  Accordingly, we announced price increases of 3.0% and 5.0% in March and June, respectively, on all core truck product lines.  Additionally, our StarTrans bus division implemented price increases of 2.5% and 3.0% effective in January and June, respectively.  These price increases, along with cost savings measures such as a redesign of our core truck product and “lean manufacturing” initiatives, as well as ongoing efforts in product diversification should help enable us to mitigate the effect of rising raw material costs.  We are closely monitoring and managing all material costs through frequent communication and negotiation with our suppliers and we will continue to address unavoidable raw material cost increases by increasing the price of our products, as necessary and as our markets will bear them.  The Company also continues to strive to reduce the manufacturing costs of its products through research and development of innovative materials and the use of robotics.

Direct Labor – Direct labor as a percentage of net sales increased 0.6% and 0.5% for the three and six months ended June 28, 2008, respectively, compared to corresponding periods in 2007.  The direct labor percentage increase was the result of inefficiencies resulting from the labor strikes (as discussed previously), timing of fleet customer buying patterns and the normal startup costs of additional production lines to fulfill fleet orders. Historically, we have experienced an improvement in our direct labor percentage after the occurrence of the fleet startup costs.  However, the historical labor improvement was not realized this year due to the interruption in the chassis supply chain resulting from the labor disputes. Additionally, our StarTrans bus division experienced an increase in its labor percentage due to employee training costs associated with one of our regional plant’s bus production line start-up costs. The reallocated capacity will improve plant utilization while accelerating delivery to satisfy our strong bus backlog.

Overhead – Overhead as a percentage of net sales increased 1.0% and 1.2% for the three and six months ended June 28, 2008, respectively, compared to corresponding periods in 2007.  The overhead percentage increase was due to the fixed nature of certain expenses that do not fluctuate when sales volume changes.  Additionally, the Company was unfavorably impacted by higher utility costs as a result of an unusually cold winter in the Northeast and Midwest.   We continue to focus on reducing expenses and managing our overhead cost structure based on our level of sales volume.

Delivery – Delivery as a percentage of net sales increased 0.5% and 0.4% for the three and six months ended June 28, 2008, respectively, compared to corresponding periods in 2007.  The Company continues to research and utilize more cost-effective delivery methods to mitigate the impact of higher fuel costs. We will continue to attempt to pass on the higher costs despite competitive pricing pressures in the marketplace.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses decreased by $0.6 million, or 7.4%, to $7.0 million (9.3% of net sales) for the three months ended June 28, 2008 compared to $7.6 million (8.6% of net sales) for the three months ended June 30, 2007.  For the six months ended June 28, 2008, selling and G&A expenses decreased by $0.5 million, 3.7%, to $14.0 million (9.3% of net sales) compared to $14.5 million (8.4% of net sales) for the six months ended June 30, 2007.   The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended			Six Months Ended
	June 28,	June 30,	Percent	June 28,	June 30,	Percent
	2008	2007	Change	2008	2007	Change
Selling expenses	3.7%	3.3%	0.4%	3.4%	3.2%	0.2%
G&A expenses	5.6	5.3	0.3	5.9	5.2	0.7
Total	9.3%	8.6%	0.7%	9.3%	8.4%	0.9%

Selling expenses – Selling expenses decreased by $0.2 million, or 4.6%, to $2.7 million for the three months ended June 28, 2008 from $2.9 million for the three months ended June 30, 2007.  For the six months ended June 28, 2008, selling expenses decreased by $0.3 million, or 5.9%, to $5.2 million from $5.5 million for the six months ended June 30, 2007.  Selling expenses declined due to increased cooperative marketing credits the Company received from chassis manufacturers.  These credits, determined solely by programs established by the chassis manufacturers, are used to offset marketing and promotional expenses.

G&A expenses – General and administrative expenses decreased by $0.4 million, or 9.0%, to $4.3 million for the three months ended June 28, 2008 from $4.7 million for the three months ended June 30, 2007.  For the six months ended June 28, 2008, general and administrative expenses decreased by $0.2 million, or 2.4%, to $8.8 million from $9.0 million for the six months ended June 30, 2007. The decrease in general and administrative expenses was primarily due to much lower incentive compensation accruals as a result of the decrease in pretax income.  Additionally, we incurred one-time professional fees during 2007 related to complying with the requirements of the Sarbanes-Oxley Act of 2002.

Other income

Other income increased by $0.2 million to $0.3 million for the three months ended June 28, 2008 compared to the corresponding period in 2007.  For the six months ended June 28, 2008, other income increased by $0.3 million to $0.5 million compared to the corresponding period in 2007.  Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company through its various business activities.

Interest expense

Interest expense was $0.5 million (0.7% of net sales) for the three months ended June 28, 2008 compared to $0.7 million (0.8% of net sales) for the three months ended June 30, 2007.  For the six months ended June 28, 2008, interest expense was $1.1 million (0.7% of net sales) compared to $1.4 million (0.8% of net sales) for the six months ended June 30, 2007.   The decrease in bank interest expense reflects lower prevailing interest rates coupled with lower working capital requirements related to the lower sales volume.

Income taxes

The Company’s effective income tax rate was (136.5)% for the three months ended June 28, 2008, compared to 31.0% for the three months ended June 30, 2007.   For the six months ended June 28, 2008, the effective income tax rate was (12.7)% compared to 30.8% for the six months ended June 30, 2007.  The estimated effective income tax rate for both periods was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, additional manufacturing tax deductions allowed under the 2004 American Jobs Creation Act, federal alternative fuel tax credits, and research and development tax credits.  The substantially lower estimated pretax income for fiscal 2008 is resulting in a benefit position for the Company.  The effective income tax rate for the previous year ended December 29, 2007 was 22.9%.

Net income and earnings per share

Net income decreased by $1.8 million, or 89.4%, to $0.2 million (0.3% of net sales) for the three months ended June 28, 2008, from $2.0 million (2.3% of net sales) for the three months ended June 30, 2007. For the six months ended June 28, 2008, net income decreased by $2.6 million, or 85.3%, to $0.4 million (0.3% of net sales) compared to $3.0 million (1.7% of net sales) for the six months ended June 30, 2007.  The following table presents basic and diluted earnings per share and the changes from period to period:

	Three Months Ended			Six Months Ended
	June 28,	June 30,		June 28,	June 30,
	2008	2007	Change	2008	2007	Change
Earnings per share:
Basic	$0.02	$0.16	$(0.14)	$0.03	$0.23	$(0.20)
Diluted	$0.02	$0.16	$(0.14)	$0.03	$0.23	$(0.20)

Liquidity and Capital Resources

The Company’s cash management system and revolving line of credit have been designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.  All borrowings under the revolving line of credit remain unsecured.

Operating activities

Operating activities provided $3.5 million of cash for the six months ended June 28, 2008 compared to cash provided of $15.3 million for the six months ended June 30, 2007.  For the first half of 2008, operating cash was favorably impacted by a $7.9 million reduction in accounts receivable offset by a $4.5 million decrease in accounts payable and a $2.1 million increase in inventory.  Net income, adjusted for depreciation and amortization, provided cash flows from operating activities totaling $2.6 million and $5.2 million in first half of 2008 and 2007, respectively.

Investing activities

Cash used in investing activities was $2.3 million for the six months ended June 28, 2008 compared to $2.7 million for the six months ended June 30, 2007. Capital expenditures were $2.0 million during the first half of 2008 and consisted principally of investments in replacement equipment.  The Company expects to invest another approximately $2.0 million in additions to property, plant, and equipment during the remainder of 2008.

Financing activities

Financing activities used $2.4 million for the six months ended June 28, 2008 compared to cash used of $13.8 million for the six months ended June 30, 2007.  The lower levels of financing activities for the first half of 2008 occurred as a result of the decrease in accounts receivable levels. The Company also received $248,000 and $595,000 from the exercise of stock options for the first half of 2008 and 2007, respectively.  The Company paid cash dividends of nine and one-half cents per share, or $1.2 million, for each of the first and second quarters of 2008 and 2007.

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

ITEM 4.        CONTROLS AND PROCEDURES.

a.             Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 28, 2008.

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

PART II.      OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

The Company is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.  The Company has established accruals for matters that are probable and reasonably estimable.  Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Supreme Industries, Inc.’s annual meeting of stockholders was held on May 8, 2008.  Below is a summary of matters voted upon at that meeting.

a.     The following individuals were elected directors by the holders of the Company’s Class A Common Stock for a one-year term.

	Votes For (%)	Votes Withheld
Arthur M. Borden	8,723,787 (90.34)%	932,480
Edward L. Flynn	8,725,085 (90.36)%	902,147
Mark C. Neilson	8,754,120 (90.66)%	931,182

Each of the following individuals was elected director by the holders of the Company’s Class B Common Stock for a one-year term by a vote of 1,913,170 in favor with 110,963 votes withheld.

William J. Barrett

Robert J. Campbell

Thomas Cantwell

Herbert M. Gardner

Wayne A. Whitener

Robert W. Wilson

b.     An amendment to the Company’s Amended and Restated 2004 Stock Option Plan was approved by a combined vote of the holders of the Company’s Class A and Class B Common Stock of 6,968,499 shares (60%) in favor, 1,360,973 shares against, 505,382 shares abstaining, and 2,734,583 shares withheld (broker non-vote).

c.     Crowe Chizek and Company LLC was ratified as the Company’s independent registered public accounting firm by a combined vote of the holders of the Company’s Class A and Class B Common Stock of 10,664,265 shares (92%) in favor, 745,588 shares against, and 159,584 shares abstaining.

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

Exhibit 3.4

Amended and Restated Bylaws of the Company dated May 7, 2008, filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2008, and incorporated herein by reference.

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

SUPREME INDUSTRIES, INC.

BY: /s/ Herbert M. Gardner
DATE: August 12, 2008	Herbert M. Gardner
Chairman of the Board and Chief Executive Officer

BY: /s/ Jeffery D. Mowery
DATE: August 12, 2008	Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 3.4

Amended and Restated Bylaws of the Company dated May 7, 2008, filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2008, and incorporated herein by reference.

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