Form 10-Q
period 2008-09-27
SUPREME INDUSTRIES INC
filed 2008-11-10
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at November 4, 2008
Class A	11,421,371
Class B	2,064,607

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 27, 2008	December 29, 2007

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$81,231	$1,266,133
Investments	2,524,913	2,215,267
Accounts receivable, net	20,585,132	28,628,324
Inventories	45,649,500	46,643,480
Other current assets	6,552,310	5,171,503

Total current assets	75,393,086	83,924,707

Property, plant and equipment, at cost	95,037,969	92,530,190
Less, Accumulated depreciation and amortization	48,068,283	45,100,465

Property, plant and equipment, net	46,969,686	47,429,725

Goodwill and intangible assets, net	1,335,613	1,371,891
Other assets	58,301	64,860

Total assets	$123,756,686	$132,791,183

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	September 27, 2008	December 29, 2007

	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$696,263	$748,406
Trade accounts payable	8,395,605	14,642,616
Accrued income taxes	353,204	498,162
Other accrued liabilities	9,069,805	9,510,095

Total current liabilities	18,514,877	25,399,279

Long-term debt	28,926,786	29,002,718

Deferred income taxes	2,589,055	2,589,055

Other long-term liabilities	412,783	333,046

Total liabilities	50,443,501	57,324,098

Stockholders’ equity	73,313,185	75,467,085

Total liabilities and stockholders’ equity	$123,756,686	$132,791,183

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$61,086,346	$67,540,998	$212,317,770	$239,594,008
Cost of sales	55,666,495	60,201,848	191,907,710	212,194,256
Gross profit	5,419,851	7,339,150	20,410,060	27,399,752

Selling, general and administrative expenses	6,797,403	6,576,660	20,787,125	21,106,291
Other income	(160,959)	(161,093)	(670,470)	(390,234)
Operating income (loss)	(1,216,593)	923,583	293,405	6,683,695

Interest expense	508,368	520,718	1,625,273	1,931,708
Income (loss) before income taxes	(1,724,961)	402,865	(1,331,868)	4,751,987

Income taxes (benefit)	(1,094,910)	129,000	(1,144,910)	1,470,000
Net income (loss)	$(630,051)	$273,865	$(186,958)	$3,281,987

Earnings (loss) Per Share:
Basic	$(0.04)	$.02	$(0.01)	$.24
Diluted	(0.04)	.02	(0.01)	.24

Shares used in the computation of earnings (loss) per share:
Basic	14,186,973	13,915,481	14,073,863	13,844,880
Diluted	14,387,642	14,029,157	14,245,618	13,951,610

Cash dividends per common share	$—	$.095	$.19	$.285

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income (loss)	$(186,958)	$3,281,987
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,194,638	3,220,196
Amortization of intangibles	36,278	36,278
Provision for losses on doubtful receivables	170,918	127,127
Stock-based compensation expense	465,616	227,638
Losses (gains) on disposal of property, plant and equipment	28,868	(11,043)
Changes in operating assets and liabilities	544,351	11,806,099

Net cash provided by operating activities	4,253,711	18,688,282

Cash flows from investing activities:
Additions to property, plant and equipment	(2,823,868)	(2,428,880)
Proceeds from sale of property, plant and equipment	60,401	33,244
Proceeds from sale of investments	832,670	544,804
Purchases of investments	(1,142,316)	(1,180,858)
Decrease in other assets	6,559	35,017

Net cash used in investing activities	(3,066,554)	(2,996,673)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	89,915,986	85,466,828
Repayments of revolving line of credit and other long-term debt	(90,044,061)	(99,499,728)
Payment of cash dividends	(2,491,484)	(3,646,592)
Proceeds from exercise of stock options	247,500	744,793

Net cash used in financing activities	(2,372,059)	(16,934,699)

Change in cash and cash equivalents	(1,184,902)	(1,243,090)

Cash and cash equivalents, beginning of period	1,266,133	1,307,463

Cash and cash equivalents, end of period	$81,231	$64,373

See accompanying notes to consolidated financial statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.  All adjustments are of a normal and recurring nature.  The December 29, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and nine months ended September 27, 2008 and September 29, 2007 are for 13- and 39-week periods, respectively.

NOTE 2 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized losses on hedge-activity, net of tax, and unrealized gains (losses) on available-for-sale securities, net of tax.  Total comprehensive income (loss) combines net income (loss) and other comprehensive income (loss).

For the three- and nine-month periods ending September 27, 2008 and September 29, 2007, total and other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net Income (Loss)	(630,051)	273,865	(186,958)	3,281,987
Other Comprehensive Income (Loss)	(71,374)	(183,541)	(188,574)	(110,785)
Total Comprehensive Income (Loss)	$(701,425)	$90,324	$(375,532)	$3,171,202

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 3 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	September 27, 2008	December 29, 2007
Raw materials	$24,682,749	$25,042,022
Work-in-progress	9,644,697	9,676,041
Finished goods	11,322,054	11,925,417
	$45,649,500	$46,643,480

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

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 5 – LONG-TERM DEBT

The Company amended its existing credit facility effective September 26, 2008.  The terms of the credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 29, 2007.  Certain debt covenants have been modified to provide temporary relief to the Company during the current economic downturn.  Effective August 11, 2008, the credit facility maturity date was extended to October 31, 2009, and as a result all borrowings under the credit facility at September 27, 2008 are classified as long-term debt. The Company is working with its lender to extend the credit facility with the expectation that the credit facility will remain classified as long-term debt, although no assurance can be given that this will occur. (See Item 1A. RISK FACTORS)

NOTE 6 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Weighted average number of shares outstanding (used in computation of basic earnings per share)	14,186,973	13,915,481	14,073,863	13,844,880

Assumed exercise or issuance of shares relating to stock plans	200,669	113,676	171,755	106,730

Diluted shares outstanding (used in computation of diluted earnings per share)	14,387,642	14,029,157	14,245,618	13,951,610

All basic and diluted shares outstanding have been adjusted to reflect the two percent (2%) common stock dividend declared on August 11, 2008 and the six percent (6%) common stock dividend declared on November 10, 2008 (see Note 8).

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 7 - STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the nine months ended September 27, 2008:

	Shares	Weighted - Average Grant Date Fair Value
Unvested, December 30, 2007	120,359	$5.76
Granted	129,203	4.68
Vested	(48,894)	5.47
Unvested, September 27, 2008	200,668	5.26

The total fair value of the shares vested during the nine months ended September 27, 2008 was $267,560.

A summary of the status of the Company’s outstanding stock options as of September 27, 2008, and changes during the nine months ended September 27, 2008 are as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding, December 30, 2007	1,069,503	$5.95
Granted	103,285	4.89
Exercised	(160,558)	4.25
Forfeited	(81,474)	4.84
Outstanding, September 27, 2008	930,756	6.24

The intrinsic value of the options exercised during the nine-month period ended September 27, 2008 was $67,540.  There was no intrinsic value of the options outstanding at September 27, 2008 and outstanding options had a weighted-average remaining contractual life of 4.31 years.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Concluded

NOTE 8 - COMMON STOCK

On August 11, 2008, the Company’s Board of Directors declared a two percent (2%) stock dividend on its outstanding Class A and Class B Common Stock.  Stockholders of record on August 22, 2008 received a stock dividend for each share owned on that date, paid on August 29, 2008.  All share and per share data have been adjusted to reflect the stock dividend on a retroactive basis.

On November 10, 2008, the Company’s Board of Directors declared a six percent (6%) stock dividend on its outstanding Class A and Class B Common Stock, an increase from the prior two percent (2%) stock dividend to take into account the recent decline in the current market value of the Company’s Class A Common Stock. Stockholders of record on November 21, 2008 will receive a stock dividend for each share owned on that date, payable on November 28, 2008.  All share and per share data have been adjusted to reflect the stock dividend on a retroactive basis.

A quarterly cash dividend was not paid for the three months ended September 27, 2008.  For the nine months ended September 27, 2008, the Company paid quarterly cash dividends totaling nineteen cents ($0.19) per share to all Class A and Class B common stockholders.  For the three and nine months ended September 29, 2007, the Company paid quarterly dividends of nine and one-half cents ($0.095) and twenty eight and one-half cents ($0.285) per share, respectively.

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

The Company and its product offerings are sensitive to various factors which include, but are not limited to, economic conditions, interest rate fluctuations, changes in governmental regulations, and the volatility in the supply chain of vehicle chassis. The Company’s business is also affected by the availability and costs of certain raw materials that are significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007 and herein in Item 1A.

Supreme continues to feel the impact of the persistently slow economic environment and the unprecedented tight credit markets. Although we foresaw a difficult environment, the downturn has been far more severe than anticipated. In response to these recessionary-like conditions, we have been executing a strategy to navigate through these conditions and position the Company to emerge from the current cycle even stronger. First and foremost, we have taken and continue to take costs out of our business to right-size operations to fit the current market conditions. These annualized cost reductions totaled approximately $6.5 million and were minimally beneficial for the third quarter of 2008 but will contribute proportionally in the fourth quarter and will be fully realized in 2009.  There is a strategic ongoing effort to identify and reduce costs to further combat the steep decline in our core business and motor home operations. We anticipate a minimum of $1.5 million of additional annualized cost reductions to be implemented during the fourth quarter of 2008. Our healthy bus business is helping to partially offset the significant downturn in the core dry freight truck markets.

The discussion herein should be read in conjunction with the unaudited consolidated financial statements and related notes thereto elsewhere in this document.

Results of Operations

Net Sales

Net sales for the three months ended September 27, 2008 decreased $6.4 million to $61.1 million compared to $67.5 million for the three months ended September 29, 2007. Net sales for the nine months ended September 27, 2008 decreased $27.3 million, to $212.3 million from $239.6 million for the nine months ended September 29, 2007. The decrease in net sales for the three and nine months ended September 27, 2008 was primarily related to our truck body sales, our largest product group, which declined by $8.5 million and $34.0 million, respectively.  Our armored truck division experienced a decline in net sales of $2.6 million and $4.4 million for the three and nine months, respectively.  Additionally, our Silver Crown division experienced a decrease in net sales for the three and nine months ended September 27, 2008 of $0.1 million and $1.4 million respectively.  Partially offsetting these decreases was an increase in net sales by our StarTrans bus division to $20.7 million for the three months ended September 27, 2008 and $58.8 million for the nine months ended September 27, 2008 compared to $15.5 million for the three months ended September 29, 2007 and $46.6 million for the nine months ended September 29, 2007.

The following table presents the components of net sales and the changes from period to period:

	Three Months Ended				Nine Months Ended
	September 27,	September 29,			September 27,	September 29,
($000)	2008	2007	Change		2008	2007	Change
Specialized vehicles:
Trucks	$34,576	$43,118	$(8,542)	(19.8)%	$130,976	$164,984	$(34,008)	(20.6)%
Buses	20,721	15,524	5,197	33.5	58,844	46,574	12,270	26.3
Armored vehicles	932	3,572	(2,640)	(73.9)	4,197	8,614	(4,417)	(51.3)
Motorhomes	2,827	2,990	(163)	(5.5)	10,413	8,992	1,421	15.8
	59,056	65,204	(6,148)	(9.4)	204,430	229,164	(24,734)	(10.8)
Composites	2,031	2,337	(306)	(13.1)	7,888	10,430	(2,542)	(24.4)
	$61,087	$67,541	$(6,454)	(9.6)%	$212,318	$239,594	$(27,276)	(11.4)%

We attribute the decrease in our truck product sales to the continued industry-wide decline in the retail truck market which began in early 2007 and the prevailing expectation is that it will continue well into 2009. Additionally, we were negatively impacted in the first half of the year by the cancellation of approximately $2.6 million of orders from a major fleet customer due to the disruption in the supply of General Motors (“GM”) chassis resulting from a labor dispute between the United Auto Workers and GM’s axle supplier. This labor dispute was settled in the second quarter although returning to normal conditions was further delayed by a second labor strike against a chassis delivery provider which has since been resolved. The disruption adversely affected our profitability and resulted in excess inventory carrying costs for both our fleet and retail business during the first half of 2008.

We anticipate the decrease in our truck business activity will create pent-up demand and we are poised to capitalize on the eventual expected recovery. However, we anticipate that our core products in particular will experience highly competitive pricing conditions well into 2009.  Our new redesigned Signature Van Body is expected to help our competitiveness in this considerably diminished market in that it enables easier and less expensive construction, improved inventory turns, and reduced lead-time required to deliver the finished product. Our progress on the redesign remains on schedule with production set to begin during the fourth quarter of 2008.

Our StarTrans bus division continues to experience strong demand resulting from increased use of mass transit due to the volatility of fuel prices.  The Company has recently added bus production capacity in Pennsylvania and Indiana to meet customer demand.

Our total sales backlog was $64.9 million at September 27, 2008 compared to $72.6 million at September 29, 2007.

Cost of sales and gross profit

Gross profit decreased by $1.9 million, or 26.0%, to $5.4 million for the three months ended September 27, 2008 compared to $7.3 million for the three months ended September 29, 2007. For the nine months ended September 27, 2008, gross profit decreased by $7.0 million or 25.5%, to $20.4 million compared to $27.4 million for the nine months ended September 29, 2007. We anticipated a difficult environment very early in the year, however the conditions worsened during the third quarter and we implemented a modified strategy to right-size our operations in the form of annualized cost reductions.

The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	Percent	September 27,	September 29,	Percent
	2008	2007	Change	2008	2007	Change
Material	59.0%	55.8%	3.2%	57.9%	57.3%	0.6%
Direct labor	13.6	14.1	-0.5	13.9	13.7	0.2
Overhead	15.7	16.2	-0.5	15.8	15.1	0.7
Delivery	2.8	3.0	-0.2	2.8	2.5	0.3
Cost of sales	91.1	89.1	2.0	90.4	88.6	1.8
Gross profit	8.9%	10.9%	-2.0%	9.6%	11.4%	-1.8%

Material – Material cost as a percentage of net sales increased for the three months and nine months ended September 29, 2008 when compared to corresponding periods in 2007. The change in the material percentage for the three and nine months is primarily related to higher raw material costs, product mix and higher freight costs resulting from escalating fuel prices. Our change in product mix relates to our bus division, which has a higher material percentage, and accounted for a greater percentage of our net sales in the quarter and year-to-date in comparison to the same periods in 2007.

Raw material costs, particularly for aluminum, steel, and petroleum-based products, have continued to increase. We have attempted to address the unavoidable raw material cost increases by increasing the price of our products, to the limited extent that our highly competitive markets have permitted. We have also strived to reduce the manufacturing costs through the use of technology (i.e., robotics, innovative materials, etc.), lean manufacturing and improved processes. We announced price increases of 3.0% and 5.0% in March and June, respectively, on all core truck product lines.  Our StarTrans bus division implemented price increases of 2.5% and 3.0% effective in January and June, respectively.  These ongoing efforts as well as product diversification and the introduction of our Signature Van Body, should help us to mitigate the effect of rising raw material costs.

Direct Labor – Direct labor as a percentage of net sales decreased for the three months and increased for the nine months ended September 27, 2008 when compared to corresponding periods in 2007.  The improvement in the direct labor percentage for the third quarter was due to product mix as it relates to our bus division, which has a lower labor percentage, and accounted for a greater percentage of our net sales.  Additionally, price increases in the bus and truck divisions had the effect of reducing the overall labor percentage.  The slight increase in the direct labor percentage for the nine months was the result of inefficiencies resulting from the labor strikes (as discussed previously), timing of fleet customer buying patterns and the normal startup costs of additional production lines to fulfill fleet orders.  Additionally, in the first half of the year, our StarTrans bus division experienced an increase in its labor percentage due to employee training costs associated with one of our regional plant’s bus production line start-up costs. The expanded capacity will improve plant utilization while accelerating delivery to satisfy our strong bus backlog.

Overhead – Overhead as a percentage of net sales decreased for the three months and increased for the nine months ended September 27, 2008 when compared to corresponding periods in 2007.  The decrease for the quarter is primarily related to reductions in our group health expense, lower payroll costs and fewer repairs and maintenance.  During 2007, the Company implemented changes to its group health insurance plan design in an effort to control claim costs and these changes are now benefiting the current year.  For the nine months, the increase in the overhead percentage was due to the fixed nature of certain expenses that do not fluctuate when sales volume changes.  Additionally, the Company was unfavorably impacted in the first quarter by higher utility costs as a result of an unusually cold winter in the Northeast and Midwest.  We continue to focus on reducing expenses and managing our overhead cost structure based on our level of sales volume achieved during the first nine months of the year.

Delivery – Delivery as a percentage of net sales decreased for the three months and increased for the nine months ended September 27, 2008 when compared to corresponding periods in 2007.  The Company continues to research and utilize more cost-effective delivery methods to reduce the adverse impact of higher fuel costs. We will continue to attempt to pass on the higher costs despite competitive pricing pressures in the marketplace.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $0.2 million, or 3.0%, to $6.8 million for the three months ended September 27, 2008 compared to $6.6 million for the three months ended September 29, 2007.  For the nine months ended September 27, 2008, selling and G&A expenses decreased by $0.3 million, 1.4%, to $20.8 million compared to $21.1 million for the nine months ended September 29, 2007.   The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	Percent	September 27,	September 29,	Percent
	2008	2007	Change	2008	2007	Change
Selling expenses	4.6%	3.6%	1.0%	3.8%	3.3%	0.5%
G&A expenses	6.5	6.1	0.4	6.0	5.5	0.5
Total	11.1%	9.7%	1.4%	9.8%	8.8%	1.0%

Selling expenses – Selling expenses increased by $0.4 million, or 16.7%, to $2.8 million for the three months ended September 27, 2008 from $2.4 million for the three months ended September 29, 2007.  For the nine months ended September 27, 2008, selling expenses remained constant with the prior period at $8.0 million.  For the quarter, selling expenses increased due to less cooperative marketing credits the Company received from chassis manufacturers.  These credits, determined solely by programs established by the chassis manufacturers, are used to offset marketing and promotional expenses.  For the three and nine months, the Company invested in training costs, literature, promotion and advertising expenses resulting from the anticipated fourth quarter roll out of our re-designed core truck body named our “Signature Van Body.”  Additionally, both periods experienced a decrease in commission expense resulting from the reduced sales volume in 2008 when compared to 2007.

G&A expenses – General and administrative expenses decreased by $0.1 million, or 2.4%, to $4.0 million for the three months ended September 27, 2008 from $4.1 million for the three months ended September 29, 2007.  For the nine months ended September 27, 2008, general and administrative expenses decreased by $0.3 million, or 2.3%, to $12.8 million from $13.1 million for the nine months ended September 29, 2007. The decrease in general and administrative expenses was primarily due to lower incentive compensation accruals as a result of the decrease in pretax income.  Additionally, we incurred one-time professional fees during 2007 related to complying with the requirements of the Sarbanes-Oxley Act of 2002.

Other income

Other income remained constant at $0.2 million for the three months ended September 27, 2008 compared to the corresponding period in 2007.  For the nine months ended September 27, 2008, other income increased by $0.3 million to $0.7 million compared to the corresponding period in 2007.  Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company through its various business activities.

Interest expense

Interest expense was $0.5 million (0.8% of net sales) for the three months ended September 27, 2008 compared to $0.5 million (0.7% of net sales) for the three months ended September 29, 2007.  For the nine months ended September 27, 2008, interest expense was $1.6 million (0.8% of net sales) compared to $1.9 million (0.8% of net sales) for the nine months ended September 29, 2007.   The decrease in bank interest expense reflects lower prevailing interest rates coupled with lower working capital requirements related to the lower sales volume.

Income taxes

The Company’s effective income tax rate was (63.5)% for the three months ended September 27, 2008, compared to 32.0% for the three months ended September 29, 2007.   For the nine months ended September 27, 2008, the effective income tax rate was (86.0) % compared to 30.9% for the nine months ended September 29, 2007.  The estimated effective income tax rate for both periods was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, additional manufacturing tax deductions allowed under the 2004 American Jobs Creation Act, federal alternative fuel tax credits, and research and development tax credits.  The substantially lower estimated pretax income for fiscal 2008 will result in a tax benefit position for the Company.  The effective income tax rate for the previous year ended December 29, 2007 was 22.9%.

Net income and earnings per share

Net income (loss) decreased by $0.9 million to $(0.6) million (-1.0% of net sales) for the three months ended September 27, 2008, from $0.3 million (0.4% of net sales) for the three months ended September 29, 2007. For the nine months ended September 27, 2008, net income (loss) decreased by $3.5 million to $(0.2) million (-0.0% of net sales) compared to $3.3 million (1.4% of net sales) for the nine months ended September 29, 2007.  The following table presents basic and diluted earnings per share and the changes from period to period:

	Three Months Ended			Nine Months Ended
	September 27,	September 29,		September 27,	September 29,
	2008	2007	Change	2008	2007	Change
Earnings per share:
Basic	$(0.04)	$0.02	$(0.06)	$(0.01)	$0.24	$(0.25)
Diluted	$(0.04)	$0.02	$(0.06)	$(0.01)	$0.24	$(0.25)

Liquidity and Capital Resources

The Company’s cash management system and revolving line of credit have been designed to maintain zero cash balances and, accordingly, excess cash generated from operations is utilized to reduce borrowings.

Operating activities

Operating activities provided $4.3 million of cash for the nine months ended September 27, 2008 compared to cash provided of $18.7 million for the nine months ended September 29, 2007.  For the nine months of 2008, operating cash was favorably impacted by an $8.0 million reduction in accounts receivable and a $1.0 million decrease in inventory offset by a $6.2 million decrease in accounts payable.  Net income, adjusted for depreciation and amortization, provided cash flows from operating activities totaling $2.9 million and $6.5 million in nine months of 2008 and 2007, respectively.

Investing activities

Cash used in investing activities was $3.1 million for the nine months ended September 27, 2008 compared to $3.0 million for the nine months ended September 29, 2007. Capital expenditures were $2.8 million during the first nine months of 2008 and consisted principally of investments in replacement equipment.  For the remainder of 2008, the Company plans to invest primarily in replacement equipment.

Financing activities

Financing activities used $2.4 million for the nine months ended September 27, 2008 compared to cash used of $16.9 million for the nine months ended September 29, 2007.  The lower levels of financing activities for the nine months of 2008 occurred as a result of the decrease in accounts receivable levels. The Company also received $248,000 and $745,000 from the exercise of stock options for the nine months of 2008 and 2007, respectively.  The Company paid cash dividends of nine and one-half cents per share, or $2.5 million, for each of the first and second quarters of 2008 and a declared a two percent stock dividend on its outstanding Class A and Class B stock in the third quarter.  For 2007, the Company paid cash dividends of nine and one-half cents per share for each of the three quarters, totaling $3.6 million.  Due to the present industry conditions, the Board of Directors has decided to initiate a stock dividend program replacing cash dividend distributions. The Board intends to continue this stock dividend program until industry conditions improve and cash dividends can be resumed. Future dividends are necessarily subject to business conditions, the Company’s financial position and requirements for working capital, property, plant, and equipment expenditures and other corporate purposes.

The Company amended its existing credit agreement to extend the maturity date to October 31, 2009. Certain debt covenants have been modified to provide temporary relief to the Company during the current economic downturn and the Company expects to remain in compliance with the modified covenants. The Company is working with its lender to extend the credit facility with the expectation that the credit facility will remain classified as long-term debt, although no assurance can be given that this will occur. (See Item 1A. RISK FACTORS) The credit facility is expected to provide sufficient liquidity to meet the Company’s financing needs and is secured by trade accounts receivable and a portion of inventories.

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

Inventory Relief – For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material adjusted for scrap and other estimated factors affecting inventory relief.  Because of our large and diverse product line and the customized nature of each order, it is difficult to place full reliance on the bills of material for accurate relief of inventories.  Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments (which are based on estimates) are necessary in an effort to provide correct relief of inventories for products sold.  The calculations to estimate costs not captured in the bill of materials take into account the customized nature of products, historical inventory relief percentages, scrap variances, and other factors which could impact inventory relief.

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

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, limitations on the availability of chassis on which the Company’s product is dependent, availability of raw materials, raw material cost increases and severe interest rate increases.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 29, 2007.

ITEM 4.	CONTROLS AND PROCEDURES.

a.             Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 27, 2008.

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

ITEM 1A.           RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007, except as follows:

(i) The present economic slowdown and the uncertainty over its breadth, depth, and duration has had a negative impact on the specialized vehicle industry. Many economists have reported that the U.S. economy is slowing and may be in, or nearing, a recession. Accordingly, our financial results have been negatively impacted by the economic slowdown and both our financial results and potential for growth could be further harmed if the economic slowdown continues for a significant period or becomes worse.

(ii) The Company is working with its lender to extend the credit facility with the expectation that the credit facility will remain classified as long-term debt, although no assurance can be given that this will occur. (See Item 1A. RISK FACTORS)

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

Exhibit 10.1*	Amendment to Credit Agreement dated September 26, 2008, by and between Supreme Corporation and JPMorgan Chase Bank, N.A.
Exhibit 10.2*	Note Modification Agreement dated September 26, 2008, by and between Supreme Corporation and JPMorgan Chase Bank, N.A.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

BY: /s/ Herbert M. Gardner
DATE: November 10, 2008	Herbert M. Gardner
Chairman of the Board and Chief Executive Officer

BY: /s/ Jeffery D. Mowery
DATE: November 10, 2008	Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 10.1*	Amendment to Credit Agreement dated September 26, 2008, by and between Supreme Corporation and JPMorgan Chase Bank, N.A.
Exhibit 10.2*	Note Modification Agreement dated September 26, 2008, by and between Supreme Corporation and JPMorgan Chase Bank, N.A.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.