Form 10-K
period 2008-12-27
SUPREME INDUSTRIES INC
filed 2009-03-13
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-8183

SUPREME INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-1670945
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

P.O. Box 237, 2581 E. Kercher Road Goshen, Indiana	46528
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (574) 642-3070

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Class A Common Stock ($.10 Par Value)	NYSE Alternext US

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the last closing sale price of $4.48 per share for the common stock on the NYSE Alternext US (formerly American Stock Exchange) on such date was approximately $44,178,024

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 6, 2009
Class A Common Stock ($.10 Par Value) Class B Common Stock ($.10 Par Value)	12,150,823 shares 2,188,490 shares

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on May 5, 2009  —  Part III

ii

PART I

ITEM 1.	BUSINESS.

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

Supreme’s core truck products are medium-priced although prices can range from $4,000 to $175,000.  Supreme’s truck bodies are offered in aluminum, fiberglass reinforced plywood (“FRP”), or molded fiberglass construction and are available in lengths of 8 to 30 feet and heights up to 109 inches.  Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with the truck bodies to meet the end-user’s needs.

Supreme also makes its own fiberglass wind deflectors, under the name of Fuel Shark, which reduce wind resistance and improve fuel efficiency.  Supreme is not in the business of manufacturing long-distance truck-trailers.

The following table shows net sales contributed by each of the Company’s product categories:

	2008	2007	2006
Specialized vehicles:
Trucks	$161,037,364	$209,180,974	$259,849,141
Buses	79,139,207	65,409,725	59,396,203
Armored vehicles	6,002,900	13,813,434	8,361,974
Motorhomes	12,477,135	11,617,653	4,063,359
	258,656,606	300,021,786	331,715,677
Composites	10,093,047	13,250,937	9,031,112
	$268,749,653	$313,272,723	$340,746,789

The following is a brief summary of Supreme’s products:

Signature Van bodies.  Supreme’s Signature Van bodies range from 10 to 28 feet in length with pre-painted aluminum or FRP panels, molded composite front and side corners, LED marker lights, sealed wiring harnesses, hardwood or pine flooring, and various door configurations to accommodate end-user loading and unloading requirements.  This product is adaptable for a diverse range of uses in dry freight transportation.

Iner-City® cutaway van bodies.  An ideal route truck for a variety of commercial applications, the Iner-City’s aluminum or FRP bodies are manufactured on cutaway chassis which allow access from the cab to the cargo area.  Borrowing many design elements from Supreme’s larger van body, the Iner-City is shorter in length (10 to 17 feet) than a van body.

Portable Storage Containers.  Supreme has also applied its truck body competencies in developing multiple sizes of storage containers for companies in the expanding market of portable storage containers, which provide warehouse storage of household goods.

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

Spartan MX insulated bodies.  Designed for companies which make frequent hand-loaded refrigerated deliveries, the 10-foot and 12-foot Spartan MX insulated body provides superb thermal efficiency and maximum cubic load capacity compared to an insulated OEM cargo van.

Astro Body.  Supreme has partnered with General Motors (“GM”) to develop the molded fiberglass Astro Body.  As a replacement to GM’s phased out Astro and Safari cargo vans, the Astro Body mounts to a pickup chassis and is available with various options providing a sleek, durable, and functional alternative to the cargo van.

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

Supreme Specialty Vehicles.  The Supreme Specialty Vehicles (“SSV”) product line specializes in meeting the transportation needs of emergency response and homeland security personnel.  Sample products include SWAT rapid deployment vehicles, prisoner transport, mobile command centers, and mobile medical units.

StarTrans® shuttle buses.  The StarTrans® shuttle buses (Senator and Candidate) have seating capacities for 12 to 29 people and are offered with a variety of seating arrangements and with options such as wheelchair lifts, custom interiors, and special exterior paint schemes.  The shuttle bus line features an aerodynamic exterior design and is intended for use by hotels, nursing homes, car leasing companies, and airport-related users.

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

Silver Crown.  Silver Crown luxury motorcoaches are custom designed for the enthusiast in the race car, show horse, sports car, and motorcycle industries.  The custom Silver Crown design combines large trailer towing capacity with the comforts of a high-end recreational vehicle.

Pony Xpress.  Pony Xpress manufactures motor homes, totorhomes, and garages on a variety of OEM chassis.  The product provides towing capacity and mobility for a variety of hauling needs with the comforts of a traditional recreation vehicle.

Kold King®, Iner-City®, Spartan, StarTrans®, TourLiner®, and Fuel Shark are tradenames used by Supreme in its marketing of truck bodies and buses.  Kold King®, Iner-City®, StarTrans®, and TourLiner® are trademarks registered in the U.S. Patent and Trademark Office.

Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies, and garbage packers.  Neither Supreme nor any of its competitors manufacture every type of specialized vehicle.

Manufacturing

Supreme’s manufacturing facilities are located in Goshen and Ligonier, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania; Woodburn, Oregon, and White Pigeon, Michigan.  Supreme’s management estimates that the recent capacity utilization of its plants and equipment ranges from 40% to 75% of capacity when annualized on a one-shift basis.  At various times during the year, several of the Company’s plants operate at near capacity to fulfill large fleet order contracts.

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

Supreme is more vertically integrated than many of its competitors.  The Company manufactures its own fiberglass reinforced plywood and fiberglass parts, and has extensive roll forming and metal bending capabilities.  A portion of the excess capacity of these fabrication capabilities has historically been used to supply products to the recreational vehicle and marine industries.  These component manufacturing facilities are located in Goshen and Ligonier, Indiana.

Supreme provides limited warranties against construction defects in its products.  These warranties generally provide for the replacement or repair of defective parts or workmanship for periods of up to five years following the date of retail sale.

Marketing

Supreme normally sells the vehicle and/or equipment that has been installed on the chassis to commercial dealers, distributors, fleet leasing companies, or directly to end-users.  Products purchased by a dealer from Supreme are sold by the dealer to its own customers.  Since Supreme or its distributors generally service all Supreme products sold by the dealers, each dealer is normally located within relatively close geographic proximity to a Supreme facility or the distributor supplying such dealer.

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

Supreme directly markets products in geographic areas where the Company does not have a distributor.  The Company currently operates distribution/mounting facilities in or near the cities of St. Louis, Missouri; Columbus, Ohio; Orlando, Florida and Harrisville, Rhode Island.

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

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories.  The Company believes that its days sales outstanding and its days inventories on hand are within normal industry levels.  The Company had working capital of $60.3 million and $58.5 million at December 27, 2008, and December 29, 2007, respectively.

Major Customers

No single customer, or group of customers, accounted for 10% or more of the Company’s net sales for the fiscal years ended in 2008, 2007, and 2006.  The Company’s export sales are not significant.

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

During favorable business cycles, the industry tends to see an increase in smaller, regional competitors, and then a similar decrease during times of challenging economic pressures. With its national presence, diverse product offerings, and strong financial position, the Company believes that it is well-positioned to meet the competitive challenges presented.

Governmental Regulation

The Company’s operations are subject to a variety of federal, state, and local environmental and health and safety statutes and regulations, including those related to emissions to the air, discharges to the water, treatment, storage, and disposal of water, and remediation of contaminated sites. From time to time, the Company has received notices of noncompliance with respect to our operations. These have typically been resolved by investigating the alleged noncompliance and correcting any noncompliant conditions.

Seasonality of Business

The Company’s business is generally not seasonal in nature due to the normal replacement cycle of its products (being approximately seven years).  However, the Company historically has participated in bids for large fleet contracts and, if successful, is generally required to ship these fleet units in the first and second quarters.  Additionally, our business depends on various factors that are particularly sensitive to general economic conditions and business cycles including: corporate profitability; interest rates; fuel costs; changes in government regulations (i.e. fuel standards); customer preferences; industrial; commercial; and consumer spending patterns, and availability of truck chassis.

Employees

As of December 27, 2008 and December 29, 2007, the Company employed approximately 1,500 and 2,100 employees, respectively, none of whom are represented by a collective bargaining unit.  The Company considers its relations with its employees to be very favorable.

Back Log

The Company’s backlog of firm orders was $60.0 million at December 27, 2008 compared to $87.0 million at December 29, 2007.

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

A sustained or substantially deep recession could have a significantly negative impact on our industry.

The present economic recession and the uncertainty over its breadth, depth, and duration have had a negative impact on the specialized vehicle industry. Accordingly, our financial results have been negatively impacted by the economic slowdown. Both our financial results and potential for growth could be further harmed if the economic recession continues for a significant period or becomes worse.

A lack of credit and financing availability to the Company, its vendors, dealers, or end users could adversely affect our business.

The Company and many of its suppliers rely on the availability of credit to provide operating funds. Likewise, many of our customers require the availability of financing to facilitate the purchase of our products. A continuing period of reduced credit availability in the marketplace could have further adverse effects on the Company’s business.

Increases in the price and demand for raw materials could lower our margins and profitability.

Supreme does not have long-term raw material contracts and is dependent upon suppliers of steel, aluminum, wood products, and fiberglass materials, among others, for its manufacturing operations. Consequently, our ability to produce and deliver our products could be affected by disruptions encountered by our raw material suppliers or freight carriers.  Additionally, competitive market conditions may prevent the Company from implementing price increases to offset raw material cost increases.

Volatility in the supply of vehicle chassis and other vehicle components could adversely affect our business because it may reduce the number of truck bodies and buses that we can manufacture or result in excess inventory costs.

With the exception of some StarTrans products, Supreme generally does not purchase vehicle chassis for its inventory.  Supreme accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis.  In the event of a labor disruption or other uncontrollable event adversely affecting all or most of the companies which manufacture and/or deliver such chassis, Supreme’s level of manufacturing could be substantially reduced.  The Company has established relationships with all major chassis manufacturers.  In the event of a disruption in supply from one manufacturer, the Company would attempt to divert its demand to the other manufacturers.  Approximately 30% of the chassis involved in Supreme’s manufacturing have been secured through converter pool agreements with three major chassis manufacturers.  These agreements provide for truck chassis pools at each of Supreme’s manufacturing facilities.

The Company also faces risk relative to finance and storage charges for maintaining excess chassis inventory.  Under these consigned inventory agreements, if a chassis is not delivered to a customer within a specified time frame, the Company is required to pay finance or storage charges on such chassis.

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

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve month period ended December 27, 2008, were $5.95 and $0.68, respectively.  Our Class A Common Stock is listed on the NYSE Alternext US exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve month period ended December 27, 2008, our daily trading volume has been as low as zero.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

As of March 6, 2009, our officers and directors as a group beneficially own 28.8 % of our Class A Common Stock and 90.1% of our Class B Common Stock.  As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company which may adversely affect our stock price.

Our outstanding Common Stock is split into two classes.  The Class A Common Stock is listed on the NYSE Alternext US exchange, and the holders thereof are entitled to elect two members of the Company’s Board of Directors.  The majority (90.1%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining six members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for you to receive any related take-over premium for your shares (unless the controlling group approves the sale).

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

(See other risk factors listed under the following captions:  Critical Accounting Policies and Estimates and Forward-Looking Statements).

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Company.

	Square	Owned or
	Footage	Leased	Operating Segment
Manufacturing of Products
Jonestown, Pennsylvania	429,376	Owned	Specialized Vehicles
Goshen, Indiana	320,146	Leased	Specialized Vehicles
Goshen, Indiana	195,939	Owned	Specialized Vehicles
Cleburne, Texas	177,035	Owned	Specialized Vehicles
Woodburn, Oregon	116,760	Owned	Specialized Vehicles
Griffin, Georgia	105,379	Leased	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
Griffin, Georgia	86,400	Owned	Specialized Vehicles
White Pigeon, Michigan	74,802	Owned	Specialized Vehicles
Ligonier, Indiana	23,540	Owned	Specialized Vehicles
	1,632,577

Manufacturing of Component Parts
Goshen, Indiana	57,570	Owned	Fiberglass Products
Ligonier, Indiana	52,142	Owned	Fiberglass Products
	109,712

Distribution
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Springfield, Ohio	11,200	Owned	Specialized Vehicles
Apopka, Florida	5,200	Owned	Specialized Vehicles
St. Louis, Missouri	4,800	Owned	Specialized Vehicles
Colorado Springs, Colorado	950	Leased	Specialized Vehicles
	42,150

Properties Held for Sale
Streetsboro, Ohio (1)	11,900	Owned	Not Applicable
Houston, Texas (2)	14,533	Owned	Not Applicable
Wilson, North Carolina (3)	113,694	Owned	Not Applicable
	140,127

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable

Total square footage	1,950,566

(1)          During the first quarter of 2009, the Company ceased business operations at its Streetsboro, Ohio distribution facility.

(2)          During the fourth quarter of 2008, the Company ceased business operations at its distribution facility in Houston, Texas.

(3)          During the third quarter of 2002, the Company ceased business operations at its facility in Wilson, North Carolina.  Since then, the property has been, and continues to be, listed for sale; however, the Company has been unable to sell the property because of weak economic conditions and excess building facilities in this region of the country.  While retaining the right to sell the property to interested buyers, the Company does currently lease a portion of this property to an unrelated business.

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

No matters were submitted by the Company to a vote of the Company’s security holders, through the solicitation of proxies, or otherwise during the fourth quarter of the year ended December 27, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the NYSE Alternext US exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of March 6, 2009 was approximately 259.  Due to the number of shares held in nominee or street name, it is likely that there are substantially more than 259 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $0.77 per share on the NYSE Alternext US exchange on March 6, 2009 on which date there were 12,150,823 shares of Class A Common Stock outstanding.  Adjusted for the two percent (2%) and six percent (6%) common stock dividends declared and paid during 2008 (see dividend data below), high and low sales prices of the Class A Common Stock for the two-year period ended December 27, 2008 were:

	2008		2007
	High	Low	High	Low
1st Quarter	$5.95	$4.95	$6.38	$5.36
2nd Quarter	5.28	3.71	6.57	5.34
3rd Quarter	4.70	2.75	6.71	6.26
4th Quarter	2.83	0.68	7.49	5.09

All of the 2,188,490 outstanding shares of the Company’s Class B Common Stock were held by a total of 14 persons as of March 6, 2009.  There is no established trading market for the Class B Common Stock.  The Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B Common Stock is deemed to be beneficial ownership of the Class A Common Stock under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

The Board of Directors approved the following stock dividends on its outstanding Class A and Class B Common Stock during the year ended December 27, 2008:

			Stock Dividend
Declaration Date	Record Date	Paid Date	Per Share

2008
August 11, 2008	August 22, 2008	August 29, 2008	2%
November 10, 2008	November 21, 2008	November 28, 2008	6%

All basic and diluted shares outstanding have been adjusted to reflect the two percent (2%) and six percent (6%) common stock dividends declared and paid during 2008.

The Board of Directors approved the following cash dividends on its outstanding Class A and Class B Common Stock during the years ended December 27, 2008 and December 29, 2007.  Adjusted for the common stock dividends declared and paid in 2008, cash dividends were:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share

2008
February 12, 2008	February 25, 2008	March 3, 2008	$.088
May 6, 2008	May 20, 2008	May 27, 2008	$.088

2007
February 14, 2007	February 27, 2007	March 5, 2007	$.088
May 3, 2007	May 17, 2007	May 24, 2007	$.088
August 7, 2007	August 21, 2007	August 28, 2007	$.088
October 30, 2007	November 13, 2007	November 20, 2007	$.088

Future dividend payments will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant and equipment expenditures, and other corporate purposes.

Equity Compensation Plan Information

The following table provides information as of December 27, 2008 with respect to the shares of the Company’s Class A Common Stock that may be issued under the Company’s equity compensation plans:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,061,975	$5.65	244,207

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto.

All per share data have been adjusted to reflect the two percent (2%) and six percent (6%) common stock dividends declared and paid during 2008.

	For Fiscal Years Ended
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
(in millions, except per share amounts)

Net sales (a)	$268.7	$313.3	$340.7	$341.3	$307.3

Net income (loss)	(3.1)	4.2	4.6	8.3	4.7

Net income (loss) per share:
Basic earnings (loss) per share	(0.22)	.30	.33	.62	.36
Diluted earnings (loss) per share	(0.22)	.30	.33	.60	.35

Cash dividends per common share	.18	.35	.35	.24	.13

Consolidated Balance Sheet Data:
(in millions)

Working capital	$60.3	$58.5	$66.6	$60.8	$50.9

Total assets	125.5	132.8	142.1	137.4	129.2

Long-term debt (excluding current maturities)	32.8	29.0	38.9	31.4	28.8

Stockholders’ equity	70.4	75.5	75.2	75.2	67.6

(a)          Net sales for 2004 and 2005 have been adjusted from amounts previously reported as “Revenue” to exclude other income and report only net sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary Supreme Corporation, is one of the nation’s leading manufacturers of specialized vehicles. Utilizing a nationwide direct sales and distribution network, as well as manufacturing and service facilities in 11 states across the continental United States, Supreme is able to meet the needs of customers across all of North America.

The Company engages principally in the production and sale of customized truck bodies, shuttle buses, and other specialty vehicles. Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty offerings include products such as customized armored vehicles, homeland response vehicles, portable storage units and luxury motor coaches. Through vertical integration and proprietary processes, the Company also is a producer of high quality fiberglass and fiberglass-reinforced components.  For more detailed information related to the Company and its products, see Business (Item 1) of this document.

During 2008, Supreme continued to experience the impact of the economic recession and the unprecedented tight credit markets, particularly in its core truck business and motorhome operations.  Although management foresaw a difficult environment, the downturn has been far more severe than anticipated. In response, the Company has been executing a strategy to navigate through these conditions and position the Company to emerge from the current economic environment even stronger.

First and foremost, management has and continues to take costs out of the business, right-sizing operations to fit the current market conditions. In 2008, the annualized cost reductions totaled approximately $9.0 million with a large component of the saving resulting from our 29% headcount reduction year-over-year.  While the benefits of these reductions began to emerge in the fourth quarter, the full impact of these savings will be realized in fiscal 2009.  Additionally, management will continue to review its cost structure during 2009 and will reduce the size of operations as economic conditions warrant.  However, Supreme is committed to invest in both the short and long-term as evidenced by the recent introduction of the Signature Van Body which is expected to help our competitiveness in the market. The new Signature Van Body enables easier and less expensive construction, improved inventory turns, and reduced lead-times to deliver the finished product.  The Company also invested in the development of an Armored Suburban under the terms of a contract with the U.S. Department of State which calls for up to $100 million of vehicles to be produced over a five year period, subject to periodic orders from the Department of State.

Supreme’s healthy bus business has improved its market share and helped to partially offset the significant downturn in the core dry freight truck business.  To meet increased customer demand, the Company has recently expanded its bus capacity on both the East and West coasts to better serve these markets.

The Company and its product offerings are sensitive to various factors which include, but are not limited to, economic conditions, interest rate fluctuations, changes in governmental regulations, and volatility in the supply chain of vehicle chassis. The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” of this document.

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto, located at Item 8 of this document.

Results of Operations

Comparison of 2008 with 2007

Net Sales

Net sales for the year ended December 27, 2008 decreased $44.6 million to $268.7 million compared to $313.3 million for the year ended December 29, 2007.  The decrease in net sales was primarily related to our truck body sales, our largest product group, which declined by $48.1 million.  Our armored truck division and composite division experienced a decline in net sales of $7.8 million and $3.2 million, respectively.  Partially offsetting these decreases was an increase in net sales by our StarTrans bus divisions of $13.7 million, or 21.0%, to $79.1 million for the year ended December 27, 2008.  Our Silver Crown division experienced a slight increase in net sales of $0.9 million for the year ended December 27, 2008.

The following table presents the components of net sales and the changes from 2008 to 2007:

($000’s omitted)	2008	2007	Change
Specialized vehicles:
Trucks	$161,037	$209,181	$(48,144)	(23.0)%
Buses	79,139	65,410	13,729	21.0
Armored vehicles	6,003	13,813	(7,810)	(56.5)
Motorhomes	12,478	11,618	860	7.4
	258,657	300,022	(41,365)	(13.8)
Composites	10,093	13,251	(3,158)	(23.8)
	$268,750	$313,273	$(44,523)	(14.2)%

We attribute the decrease in our truck product sales to the economic recession which resulted in an industry-wide decline in the retail truck market.  The decline in the truck market began in early 2007, and the prevailing expectation is that it will likely continue until at least 2010.  Additionally, truck products were negatively impacted in the first half of the year by the cancellation of approximately $2.6 million of orders from a major fleet customer due to the disruption in the supply of General Motors (“GM”) chassis resulting from a labor dispute between the United Auto Workers and GM’s axle supplier. This labor dispute was settled in the second quarter, although returning to normal conditions was further delayed by a second labor strike against a chassis delivery provider which has since been resolved. The disruption adversely affected our profitability and resulted in excess inventory carrying costs for both our fleet and retail business during the first half of 2008.  We anticipate that the decrease in our truck business activity will create pent-up demand and we are poised to capitalize on the eventual expected recovery.

The armored division sales decline was the result of the economic environment and the highly competitive nature of the cash-in-transit business.  We believe that the armored division is well positioned to increase its revenue in 2009 as a result of the U.S. Department of State contract mentioned above.

Our StarTrans bus division continues to experience strong demand resulting from increased use of mass transit due to the volatility of fuel prices and increased ridership as more individuals conserve energy to live a “green” life style.

Our total sales backlog was $60.0 million at December 27, 2008 compared to $87.0 million at December 29, 2007.

Cost of sales and gross profit

Gross profit decreased by $10.6 million, or 30.1%, to $24.6 million for the year ended December 27, 2008 compared to $35.2 million for the year ended December 29, 2007.  The following table presents the components of cost of sales as a percentage of net sales and the changes from 2008 to 2007:

	2008	2007	Percent Change
Material	58.3%	57.4%	0.9%
Direct labor	13.8	13.6	0.2
Overhead	16.0	15.2	0.8
Delivery	2.8	2.6	0.2
Cost of sales	90.9	88.8	2.1
Gross profit	9.1%	11.2%	-2.1%

Material — Material cost as a percentage of net sales increased for the year ended December 27, 2008 when compared to the corresponding period in 2007. The change in the material percentage is primarily related to higher raw material costs and product mix. Our change in product mix relates to our bus division, which has a higher material percentage, and accounted for a 29.4% of our total sales in 2008 compared to 20.9% for the same period in 2007.

Raw material costs, particularly for aluminum, steel, and petroleum-based products, increased in 2008. We attempted to address the unavoidable raw material cost increases by increasing the prices of our products to the limited extent that our highly competitive markets permitted. We announced price increases of 3.0% and 5.0% in March and June, respectively, on all core truck product lines.  Our StarTrans bus division implemented price increases of 2.5% and 3.0% effective in January and June, respectively.  We also strived to reduce manufacturing costs through the use of technology (i.e., robotics, innovative materials, etc.), lean manufacturing, and improved processes.  These ongoing efforts, as well as product diversification and the introduction of our Signature Van Body, should help us to mitigate the effect of any future increases in raw material costs.

Direct Labor — Direct labor as a percentage of net sales increased for the year ended December 27, 2008 when compared to the corresponding period in 2007.  The slight increase in the direct labor percentage was the result of inefficiencies resulting from the labor strikes (as discussed previously), timing of fleet customer buying patterns, and the normal startup costs of additional production lines to fulfill fleet orders.

Additionally, our StarTrans bus division experienced an increase in its labor percentage due to employee training costs associated with our regional plants’ bus production line start-up costs. The expanded capacity will improve plant utilization while accelerating delivery to satisfy our bus backlog.

Overhead — Overhead as a percentage of net sales increased for the year ended December 27, 2008 when compared to the corresponding period in 2007.  The majority of the increase in the overhead percentage was due to the fixed nature of certain expenses that do not fluctuate when sales volume changes.  The Company also experienced higher costs for research and development which was associated with the investments in Signature Van Body and the armored suburban contract.  During 2008, the Company reduced its cost and is benefiting from changes to its group health insurance plan design.  Additionally, the Company’s continued safety efforts decreased our workers compensation expense year-over-year as additional programs were implemented.  We continue to focus on reducing expenses and managing our overhead cost structure based on our level of sales volume.

Delivery — Delivery as a percentage of net sales increased for the year ended December 27, 2008 when compared to the corresponding period in 2007.  The Company continues to research and utilize more cost-effective delivery methods to reduce the adverse impact of volatile fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses decreased by $0.4 million, or 1.4%, to $27.4 million for the year ended December 27, 2008 compared to $27.8 million for the year ended December 29, 2007.    The following table presents selling and G&A expenses as a percentage of net sales and the changes from 2008 to 2007:

	2008	2007	Percent Change
Selling expenses	3.9%	3.3%	0.6%
G&A expenses	6.3	5.6	0.7
Total	10.2%	8.9%	1.3%

Selling expenses — Selling expenses increased by $0.2 million, or 1.9%, to $10.5 million for the year ended December 27, 2008 from $10.3 million for the year ended December 29, 2007.  This increase is due to the investment in training costs, literature, promotion and advertising expenses resulting from the new Signature Van Body.  Partially offsetting this increase is a reduction in commission expense resulting from the lower sales volume in 2008 when compared to 2007.

G&A expenses — General and administrative expenses decreased by $0.7 million, or 4.0%, to $16.8 million for the year ended December 27, 2008 from $17.5 million for the year ended December 29, 2007.  This decrease in general and administrative expenses was primarily due to lower incentive compensation accruals as a result of the decrease in pretax income.  Additionally, we incurred one-time professional fees during 2007 related to complying with the requirements of the Sarbanes-Oxley Act of 2002.

Intangible Asset Impairments

In the fourth quarter of 2008, the Company recorded a goodwill impairment charge of approximately $0.7 million in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Additionally, the Company determined that a customer list totaling approximately $0.6 million at December 27, 2008, which was associated with the acquisition of Pony Xpress, LLC, was fully impaired.

Goodwill — Goodwill was tested for impairment at December 27, 2008 and due primarily to the depressed market price of the Company’s Class A Common Stock and consequent difference between the market capitalization and book value of the Company, management recorded an impairment charge against the full balance of this asset in the fourth quarter of 2008.

Intangible Assets - In connection with a business acquisition of Pony Xpress, LLC, in February 2006, the Company acquired a customer list totaling approximately $0.7 million.  Due to the significant downturn in the economy, motorhome industry, and selected customers’ financial positions, the Company recorded an impairment charge against the remaining balance of this asset in the fourth quarter of 2008.  As a result of total impairment, no future amortization expense will be recorded against this intangible asset.

Other income

For the year ended December 27, 2008, other income was $1.1 million (0.4% of net sales) compared to $0.6 million (0.2% of net sales) for the year ended December 29, 2007.  Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company through its various business activities.  This increase is primarily the result of gains recognized on the sale of two service and distribution centers.  The closure of the service and distribution centers resulted from the Company’s continued strategy to maximize efficiency through streamlined operations and reduced costs.

Interest expense

Interest expense was $2.3 million (0.9% of net sales) for the year ended December 27, 2008 compared to $2.5 million (0.8% of net sales) for the year ended December 29, 2007.   This decrease in interest expense reflects lower prevailing interest rates coupled with lower working capital requirements resulting from lower sales volume.

Income taxes

The Company’s effective income tax rate was (41.5)% for the year ended December 27, 2008, compared to 23.8% for the year ended December 29, 2007.  The estimated effective income tax rate for both periods was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits.  The substantially lower pretax income for fiscal 2008 resulted in a tax benefit position for the Company.

Net income and earnings per share

Net income (loss) decreased by $7.3 million to $(3.1) million (-1.2% of net sales) for the year ended December 27, 2008, from $4.2 million (1.3% of net sales) for the year ended December 29, 2007.  The following table presents basic and diluted earnings (loss) per share and the changes from 2008 to 2007:

	2008	2007	Change
Earnings (loss) per share:
Basic	$(0.22)	$0.30	$(0.52)
Diluted	$(0.22)	$0.30	$(0.52)

Comparison of 2007 with 2006

Net Sales

Net sales for the year ended December 29, 2007 decreased $27.4 million, or 8.0%, to $313.3 million compared to $340.7 million for the year ended December 30, 2006.  The decrease was primarily related to our core dry freight sales, our largest product group, which declined by $40.7 million, or 22.6%. We attributed the decrease in our core dry freight products to continued industry-wide softness in the retail truck market.  Partially offsetting this decrease were favorable sales contributions from our StarTrans bus division which experienced a 10.1% increase to $65.4 million, and our armored division, which increased 64.3% over the prior year, to $13.8 million in 2007.  Additionally, Silver Crown, one of our specialty product divisions, increased sales to $11.6 million, a 182.9% increase, resulting from the increased market penetration of this 2006 acquisition. Our total sales backlog was $87.0 million at December 29, 2007 compared to $97.5 million at December 30, 2006.

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

Material — Material cost as a percentage of net sales was 57.4% in 2007 compared to 56.8% in 2006.  The increase of 0.6% was attributable to our growing StarTrans bus division and our Silver Crown division which have a higher material content and accounted for a larger portion of our total sales volume in 2007.  Partially offsetting the increase in the material percentage was an improvement of 2.2% in our core truck divisions which resulted from working with our material suppliers to strengthen our supply chain logistics while controlling material costs. However, raw material costs continued to remain a concern as costs increased for aluminum, steel, and petroleum-based raw materials.  The Company closely monitored and managed all material costs through timely communication and negotiation with key suppliers and continued to make efforts to recover raw material cost increases through the pricing of our products.  The Company also continued to strive to reduce the costs of its products through research into innovative materials and the use of robotics.

Historically, the Company has experienced and recorded both favorable and unfavorable physical inventory adjustments.  Due to our product diversity, complexity, customization, and on-line engineering, inventory relief using standard bills of material does not provide full relief of our inventory.  Therefore, the Company records an additional cost relief adjustment based on various factors. In addition, the Company intensified its bills of material accuracy initiatives and cost relief systems and methods in conjunction with performing additional interim physical inventories and recording any adjustments relating thereto.  In 2007, the Company recorded favorable inventory adjustments of $0.2 million.  In the third quarter of fiscal year 2006, the Company recorded a $1.9 million favorable inventory adjustment.  In 2006, the Company improved its bills of materials accuracy without changing its cost relief adjustment to account for these improvements resulting in a favorable inventory adjustment for the year. The more frequent physical inventories, and the continued improvements from the process improvement initiatives, should enable the Company to continue to minimize the physical inventory adjustments (See “Inventory Relief” below in our discussion of “Critical Accounting Policies and Estimates”).

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

Overhead — Overhead as a percentage of net sales was 15.2% in 2007 compared to 15.1% in 2006.  Overall, the Company was able to effectively manage its cost structure to the lower sales volume experienced in 2007.  However, our group health insurance expense increased 6.3% when compared to 2006. To combat the increase in group health insurance, the Company continued to implement changes to its group health insurance plan design in an effort to control future claim costs.  The Company continues to focus on reducing expenses and managing our overhead cost structure based on our level of sales volume.

Delivery — Delivery as a percentage of net sales was 2.6% in 2007 compared to 2.8% in 2006.  The Company continued to utilize more cost effective outside delivery methods versus using its employees and owned equipment to deliver units.  Fuel costs remained a concern, and the Company continued its efforts to attempt to pass on higher fuel costs despite competitive pressures in the marketplace.

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

Selling expenses — Selling expenses decreased by $1.2 million, or 10.4%, to $10.3 million for the year ended December 29, 2007 from $11.5 million for the year ended December 30, 2006.  Selling expenses declined due to increased cooperative marketing credits the Company received from chassis manufacturers.  These credits, determined solely by programs established by the chassis manufacturers, were used to offset marketing and promotional expenses.  Additionally, sales commission expense decreased due to the lower sales volume experienced during 2007 compared to 2006.

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

Interest Expense

Interest expense decreased by $0.6 million, or 19.4%, to $2.5 million (0.8% of net sales) for the year ended December 29, 2007 compared to $3.1 million (0.9% of net sales) for the year ended December 30, 2006. The decrease in interest expense was due to less borrowing under the Company’s working capital line of credit and a decrease in chassis interest expense.  The decrease in bank interest expense also reflected lower prevailing interest rates, coupled with an increased focus on working capital management and managing our working capital levels in accordance with the lower sales volume experienced in 2007.  Additionally, the decrease in chassis interest expense was due to reduced consigned chassis inventory levels relating to light-duty chassis.  In 2006, we experienced an unanticipated slowdown in the light-duty truck market causing a build-up of consigned chassis inventory which resulted in increased chassis interest expense.

Income Taxes

The Company’s effective income tax rate was 23.8% for the year ended December 29, 2007, compared to 30.2% for 2006.   The effective income tax rates for both years were favorably impacted by tax-exempt underwriting income of our wholly-owned small captive insurance subsidiary, by the additional tax deduction allowed manufacturers under the 2004 American Jobs Creation Act, federal alternative fuel tax credits, and federal and state research and development tax credits.

Net Income and Earnings Per Share

Net income decreased by $0.4 million, or 8.7%, to $4.2 million (1.3% of net sales) for the year ended December 29, 2007 from $4.6 million (1.4% of net sales) for the year ended December 30, 2006. The following table presents basic and diluted earnings per share and the changes from year to year:

	2007	2006	Change
Earnings per share:
Basic	$0.30	$0.33	$(0.03)
Diluted	$0.30	$0.33	$(0.03)

Liquidity and Capital Resources

The Company believes that it has adequate availability in its credit facility to finance future foreseeable working capital requirements and intends to invest only in replacement equipment during 2009.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

All borrowings under the Credit Agreement are collateralized by certain inventories and trade receivables of the Company.  The Credit Agreement provides for a revolving line of credit facility of up to $30 million and increasing to $33 million during the period each year from January 1 to June 30.  Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate, or certain basis points above LIBOR, depending on the pricing option selected and the Company’s leverage ratio.  As of December 27, 2008, the Company had $29.9 million utilized under its credit facility.  Any amounts outstanding under the revolving line of credit will be due at maturity, January 31, 2010.

The Credit Agreement contains, among other matters, certain restrictive covenants including compliance with financial measurements.  As of December 27, 2008, the Company was in compliance with all covenants.  Subsequent to year-end, the Company violated a covenant and entered into an amendment to the Credit Agreement with its lender to waive the covenant violation and to reset certain existing covenant measurements to provide temporary relief during this economic downturn.

Operating activities

Operating activities provided $1.1 million of cash for the year ended December 27, 2008 compared to cash provided of $18.4 million for the year ended December 29, 2007.  In 2008, operating cash was favorably impacted by a $3.0 million reduction in accounts receivable and a $2.4 million decrease in inventory offset by a $6.4 million decrease in accounts payable.  Net income, adjusted for depreciation, amortization and noncash impairment charges provided cash flows from operating activities totaling $2.6 million and $8.5 million during the twelve months of 2008 and 2007, respectively.

Investing activities

Cash used in investing activities was $3.1 million for the year ended December 27, 2008 compared to $3.6 million for the year ended December 29, 2007. Capital expenditures for 2008 were $3.6 million and consisted, in part, of investments in replacement equipment.  The company received proceeds of $1.0 million from the sale of two service and distribution centers in the fourth quarter of 2008.

Financing activities

Financing activities provided $1.6 million of cash for the year ended December 27, 2008 compared to cash used of $14.9 million for the year ended December 29, 2007.  The lower level of financing activities for the year occurred as a result of the decrease in accounts receivable and inventory levels. The Company also received $248,000 and $844,000 from the exercise of stock options in 2008 and 2007, respectively.  Adjusted for the two percent (2%) and six percent (6%) common stock dividends declared and paid during 2008, the Company paid cash dividends of $0.088 per share, or $2.5 million, for each of the first and second quarters of 2008.  The Company suspended the cash dividend in August 2008 and declared a two percent and six percent stock dividend on its outstanding Class A and Class B Common Stock in the third quarter and fourth quarter, respectively.  Adjusted for the 2008 common stock dividends, the Company declared and paid cash dividends of $0.088 per share for each of the four quarters of 2007, totaling $4.9 million.  Due to the present industry conditions and economic recession, the Board of Directors has decided to suspend all dividend programs. Future dividends will necessarily be subject to business conditions, the Company’s financial position and requirements for working capital, property, plant, and equipment expenditures, and other corporate purposes.

Contractual Obligations

The Company’s fixed, noncancelable obligations as of December 27, 2008 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$33,628,647	$823,297	$31,938,345	$467,005	$400,000
Operating leases (b)	1,263,317	805,871	457,446	—	—
Total	$34,891,964	$1,629,168	$32,395,791	$467,005	$400,000

(a)          Amounts are included on the Consolidated Balance Sheets.  See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding property leases.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance, accrued warranty, and impairment of goodwill and intangible assets.

Revenue Recognition - The Company generally recognizes revenue when products are shipped to the customer.  Revenue on certain customer requested bill and hold transactions is recognized after the customer is notified that the products have been completed according to customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery based on established delivery terms.

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

The accuracy of the inventory relief is not fully known until physical inventories are conducted at each of the Company’s locations. We conduct semi-annual physical inventories at all locations and schedule them in a manner that provides coverage in each of our calendar quarters. We have invested significant resources in our continuing effort to improve the physical inventory process and accuracy of our inventory accounting system.

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

Accrued Warranty - The Company provides limited warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are accrued at the time of sale and are based upon historical experience.

Impairment of Goodwill - The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  The fair value of the reporting unit is estimated using a combination of the discounted cash flows approach and consideration of the Company’s aggregate market value of its common stock.  As of December 27, 2008, the carrying amount of the Company’s specialized vehicles reporting unit exceeded its fair value, which required a measurement of the impairment loss.  The impairment loss was calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount.  In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values.  The Company determined there was no excess fair value over the amount assigned to the reporting unit’s other assets and liabilities.  An impairment loss was recognized for the full carrying value of the goodwill, which totaled $735,014 at December 27, 2008.

Impairment of Intangible Assets - The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The Company estimated the value of its customer list based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  The Company recorded an impairment charge for the full carrying amount of its customer list acquired in 2006 during the fourth quarter of 2008, which totaled $588,507.

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

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates.  These fluctuations can vary the cost of investing, financing, and operating.  The Company’s primary risk exposure results from changes in short-term interest rates.  In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions.  The Company’s revolving line of credit is floating rate debt and bears interest at the bank’s prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company’s leverage ratio.  At December 27, 2008, the Company had in effect an interest rate swap agreement dated July 28, 2005.  The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss.  The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.  The following is a summary of the interest rate swap agreement outstanding at December 27, 2008.

Notional Amount	Fixed Rate	Maturity
$15,000,000	4.71%	July 28, 2010

Based on the Company’s overall interest rate exposure at December 27, 2008, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 27, 2008, would have no material impact on earnings, cash flows, or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

		Page
Index to Financial Statements

1.	Financial Statements:

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm		24

Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007		25

Consolidated Statements of Operations for the years ended December 27, 2008, December 29, 2007 and December 30, 2006		26

Consolidated Statements of Stockholders’ Equity for the years ended December 27, 2008, December 29, 2007 and December 30, 2006		27

Consolidated Statements of Cash Flows for the years ended December 27, 2008, December 29, 2007 and December 30, 2006		28

Notes to Consolidated Financial Statements		29-45

2.	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 27, 2008, December 29, 2007 and December 30, 2006		46

All other schedules are omitted because they are not applicable.

3.	Supplementary Data

Quarterly Results (Unaudited)		47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of  Supreme Industries, Inc.

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and its subsidiaries as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II — Valuation and Qualifying Accounts.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and its subsidiaries as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

South Bend, Indiana
February 12, 2009

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets

December 27, 2008 and December 29, 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$932,608	$1,266,133
Investments	2,509,848	2,215,267
Accounts receivable, net of allowance for doubtful accounts of $290,000 in 2008 and $160,000 in 2007	25,423,842	28,628,324
Refundable income taxes	2,244,129	805,082
Inventories	44,248,516	46,643,480
Deferred income taxes	1,642,363	1,192,331
Other current assets	2,449,248	3,174,090
Total current assets	79,450,554	83,924,707

Property, plant and equipment, net	45,778,908	47,429,725

Intangible assets, net	—	636,877

Goodwill	—	735,014

Other assets	295,109	64,860
Total assets	$125,524,571	$132,791,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$823,297	$748,406
Trade accounts payable	8,266,945	14,642,616
Accrued wages and benefits	1,924,311	3,062,950
Accrued self-insurance	1,847,727	2,652,350
Customer deposits	1,644,234	81,894
Accrued warranty	1,473,000	1,476,000
Accrued income taxes	675,200	498,162
Other accrued liabilities	2,459,840	2,236,901
Total current liabilities	19,114,554	25,399,279

Long-term debt	32,805,350	29,002,718

Deferred income taxes	2,403,698	2,589,055

Other long-term liabilities	818,053	333,046
Total liabilities	55,141,655	57,324,098

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 20,000,000 shares, issued 14,586,634 Shares in 2008 and 13,461,174 in 2007	1,458,664	1,346,118
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued 2,188,490 shares in 2008 and 2,024,133 in 2007	218,849	202,413
Additional paid-in capital	70,603,235	67,348,018
Retained earnings	20,573,244	28,285,847
Treasury stock, Class A Common Stock, at cost, 2,641,050 shares in 2008 and 2,569,522 shares in 2007	(21,853,337)	(21,515,892)
Accumulated other comprehensive (loss)	(617,739)	(199,419)
Total stockholders’ equity	70,382,916	75,467,085

Total liabilities and stockholders’ equity	$125,524,571	$132,791,183

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Operations

for the years ended December 27, 2008, December 29, 2007 and December 30, 2006

	2008	2007	2006

Net sales	$268,749,653	$313,272,723	$340,746,789
Cost of sales	244,179,662	278,089,294	303,182,249
Gross profit	24,569,991	35,183,429	37,564,540

Selling, general and administrative expenses	27,350,730	27,838,011	28,483,091
Goodwill and intangible asset impairment	1,323,521	—	—
Other income	(1,126,044)	(594,654)	(560,045)
Operating income (loss)	(2,978,216)	7,940,072	9,641,494

Interest expense	2,251,888	2,472,267	3,054,726
Income (loss) before income taxes	(5,230,104)	5,467,805	6,586,768

Income tax expense (benefit)	(2,168,685)	1,304,000	1,992,000
Net income (loss)	$(3,061,419)	$4,163,805	$4,594,768

Earnings (Loss) Per Share:
Basic	$(0.22)	$.30	$.33
Diluted	(0.22)	.30	.33

Shares used in the computation of earnings (loss) per share:
Basic	14,110,103	13,871,471	13,727,561
Diluted	14,110,103	13,983,749	13,917,896

Cash dividends per common share	$.18	$.35	$.35

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 27, 2008, December 29, 2007 and December 30, 2006

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 31, 2005	13,041,826	$1,304,183	2,109,133	$210,913	$65,259,480	$29,236,254	$(20,857,438)	$12,064	$75,165,456
Net income	—	—	—	—	—	4,594,768	—	—	4,594,768
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	71,393	71,393
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	9,360	9,360
Total comprehensive income									4,675,521
Cash dividends ($.35 per share)	—	—	—	—	—	(4,822,789)	—	—	(4,822,789)
Exercise of stock options	18,334	1,833	—	—	83,915	—	(52,735)	—	33,013
Conversion of 85,000 shares of Class B
Common Stock to 85,000 shares of Class A Common Stock	85,000	8,500	(85,000)	(8,500)	—	—	—	—	—
Issuance of 10,000 shares of restricted stock	10,000	1,000	—	—	(1,000)	—	—	—	—
Stock-based compensation	—	—	—	—	123,000	—	—	—	123,000
Tax benefit of disqualifying stock option Dispositions	—	—	—	—	34,480	—	—	—	34,480
Balance, December 30, 2006	13,155,160	1,315,516	2,024,133	202,413	65,499,875	29,008,233	(20,910,173)	92,817	75,208,681
Net income	—	—	—	—	—	4,163,805	—	—	4,163,805
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(300,888)	(300,888)
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	8,652	8,652
Total comprehensive income									3,871,569
Cash dividends ($.35 per share)	—	—	—	—	—	(4,873,991)	—	—	(4,873,991)
Exercise of stock options	302,834	30,284	—	—	1,502,229	—	(688,719)	—	843,794
Issuance of 10,000 shares of common stock	—	—	—	—	—	(12,200)	83,000	—	70,800
Issuance of restricted stock	3,180	318	—	—	16,631	—	—	—	16,949
Stock-based compensation	—	—	—	—	255,899	—	—	—	255,899
Tax benefit of disqualifying stock option Dispositions	—	—	—	—	73,384	—	—	—	73,384
Balance, December 29, 2007	13,461,174	1,346,118	2,024,133	202,413	67,348,018	28,285,847	(21,515,892)	(199,419)	75,467,085
Net loss	—	—	—	—	—	(3,061,419)	—	—	(3,061,419)
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(310,607)	(310,607)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(107,713)	(107,713)
Total comprehensive loss	—	—	—	—	—	—	—	—	(3,479,739)
Common stock dividends	911,209	91,121	164,357	16,436	2,014,575	(2,122,132)	—	—	—
Cash dividends ($.18 per share)	—	—	—	—	—	(2,491,612)	—	—	(2,491,612)
Exercise of stock options	148,500	14,850	—	—	668,255	—	(435,605)	—	247,500
Issuance of 12,000 shares of common stock	—	—	—	—	—	(37,440)	98,160	—	60,720
Issuance of restricted stock	65,751	6,575	—	—	366,873	—	—	—	373,448
Stock-based compensation	—	—	—	—	205,514	—	—	—	205,514
Balance, December 27, 2008	14,586,634	$1,458,664	2,188,490	$218,849	$70,603,235	$20,573,244	$(21,853,337)	$(617,739)	$70,382,916

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 27, 2008, December 29, 2007 and December 30, 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,061,419)	$4,163,805	$4,594,768
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,268,447	4,295,739	4,260,632
Amortization of intangibles	48,370	48,370	40,309
Goodwill and intangible asset impairment	1,323,521	—	—
Provision for losses on doubtful receivables	238,580	177,785	223,859
Deferred income taxes	(412,700)	(331,000)	(307,000)
Stock-based compensation expense	639,682	343,648	123,000
Losses (gains) on sale of property, plant, and equipment, net	(234,894)	24,284	(4,718)
Changes in operating assets and liabilities, net of effect of business acquisition in 2006:
Accounts receivable	2,965,902	2,310,167	(1,589,116)
Inventories	2,394,964	6,862,887	(2,534,290)
Other current assets	(714,205)	(778,759)	(275,712)
Trade accounts payable	(6,375,671)	1,134,175	(2,329,854)
Other current liabilities	16,055	194,529	(514,863)

Net cash provided by operating activities	1,096,632	18,445,630	1,687,015

Cash flows from investing activities:
Business acquisition	—	—	(1,050,000)
Proceeds from sale of property, plant, and equipment	955,363	66,003	1,937,551
Additions to property, plant and equipment	(3,577,094)	(3,426,268)	(5,187,712)
Proceeds from sale of investments	832,670	544,804	893,285
Purchases of investments	(1,283,253)	(1,203,900)	(1,251,186)
Decrease in other assets	8,746	408,745	42,079

Net cash used in investing activities	(3,063,568)	(3,610,616)	(4,615,983)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	120,761,270	105,717,892	100,172,242
Repayments of revolving line of credit and other long-term debt	(116,883,747)	(116,637,422)	(92,696,047)
Payment of cash dividends	(2,491,612)	(4,873,991)	(4,822,789)
Tax benefit of disqualifying stock option dispositions	—	73,384	34,480
Proceeds from exercise of stock options	247,500	843,793	33,013

Net cash provided by (used in) financing activities	1,633,411	(14,876,344)	2,720,899

Change in cash and cash equivalents	(333,525)	(41,330)	(208,069)

Cash and cash equivalents, beginning of year	1,266,133	1,307,463	1,515,532

Cash and cash equivalents, end of year	$932,608	$1,266,133	$1,307,463

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,223,660	$2,563,934	$2,986,054
Income taxes, net	(694,256)	1,794,197	1,834,272
Noncash investing and financing activities:
Common stock dividends	2,122,132	—	—
Liabilities assumed in business acquisition	—	—	163,222

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the “Company”) manufacture specialized vehicles including truck bodies, buses, and armored vehicles.  The Company’s core products include cutaway and dry freight van bodies, refrigerated units, stake bodies and other specialized vehicles, including shuttle buses.  At December 27, 2008, the Company operated at 12 manufacturing, distribution and component manufacturing locations.  The Company’s customers are located principally in the United States of America.

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

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December.  The fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 each contained 52 weeks, respectively.

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

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions.  Due to the completion and shipment of several units for one particular customer near the year’s end, this customer composed 13.3% of the Company’s total trade accounts receivable for the year ended December 27, 2008.  As of year-end, no other customer represented more than 10% of the Company’s total accounts receivable.  The Company performs ongoing credit evaluations of its customers and credit is extended on an unsecured basis.

Advertising - The Company expenses advertising costs as incurred.  Advertising costs for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 were $184,376, $230,634, and $260,715, respectively.

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

At December 27, 2008 and December 29, 2007, the Company had an interest rate swap agreement outstanding with a notional amount of $15,000,000.  The interest rate swap agreement provides a 4.71% fixed interest rate and matures on July 28, 2010.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swap agreement is designated and qualified as a cash flow hedging instrument.  It is fully effective, resulting in no net gain or loss recorded in the consolidated statements of operations.  The fair value of the contract at December 27, 2008 and December 29, 2007 was a liability of  $818,053 and $333,046, respectively and under SFAS No. 133 changes in fair value of the financial instrument, net of applicable income taxes, are adjusted through accumulated other comprehensive income (loss).

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

The Company’s derivative instruments consist of interest rate swaps.  As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).

The carrying amounts of cash and cash equivalents, accounts receivable and trade accounts payable approximated fair value as of December 27, 2008 and December 29, 2007 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 27, 2008 and December 29, 2007, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - The Company accounts for its investments in debt and equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity.  The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income (loss).  Per SFAS No. 157, the Company determined fair values of investments available for sale by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  Dividend and interest income are accrued as earned.  The Company reviews its investments quarterly for declines in market value that are other than temporary.

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

Property, Plant and Equipment - Property, plant and equipment are recorded at cost.  For financial reporting purposes, depreciation is provided based on the straight-line method over the estimated useful lives of the assets.  The useful life of each class of property is as follows:  land improvements (22 years); buildings (40 years); and machinery and equipment (3 to 10 years).  For financial reporting purposes, leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the asset or term of the lease, except for the leasehold improvements associated with the leased facilities in Goshen, Indiana and Griffin, Georgia which are leased from a related party (a partnership whose partners include four directors/stockholders of the Company).  These related party leases include a provision whereby upon termination of the leases, the lessor is obligated to pay the lessee a cash payment equal to the unamortized balance of any leasehold improvements.  Accordingly, leasehold improvements to these leased facilities are amortized over the useful life of the asset (15 to 40 years).  Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations (included in other income in the consolidated statements of operations).  Expenditures for repairs and maintenance are charged to operations as incurred.  Betterments and major renewals are capitalized and recorded in the appropriate asset accounts.

Intangible Assets - The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  The Company measures the carrying amount of

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The Company estimated the value of its customer list based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  The Company recorded an impairment charge for the full carrying amount of its customer list acquired in 2006 during the fourth quarter of 2008, which totaled $588,507.

Goodwill - The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  The fair value of the reporting unit is estimated using a combination of the discounted cash flows approach and consideration of the Company’s aggregate market value of its common stock.  As of December 27, 2008, the carrying amount of the Company’s specialized vehicles reporting unit exceeded its fair value, which required a measurement of the impairment loss.  The impairment loss was calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount.  In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values.  The Company determined there was no excess fair value over the amount assigned to the reporting unit’s other assets and liabilities.  An impairment loss was recognized for the full carrying value of the goodwill, which totaled $735,014 at December 27, 2008.

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

Stock-Based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” as interpreted by SEC Staff Accounting Bulletin No. 107.  SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, “Accounting for Stock-Based Compensation.”  However, SFAS No. 123R requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values at the date of grant.

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

Compensation expense (net of estimated forfeitures), relative to stock-based awards (see Note 7), included in the consolidated statements of operations for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $639,682, $343,648 and $123,000, respectively.  The weighted-average assumptions utilized in the determination of stock-based compensation expense were as follows:

	2008	2007	2006
Risk free interest rate	2.69%	4.51%	5.03%
Expected life	6.8 years	5 years	5 years
Expected volatility	41.19%	25.57%	32.23%
Expected dividends	0.59%	6.08%	5.39%

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

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 is as follows:

	2008	2007	2006
Accrued warranty, beginning of year	$1,476,000	$1,541,000	$1,385,000
Warranty expense	1,680,643	1,344,327	1,794,057
Warranty claims paid	(1,683,643)	(1,409,327)	(1,638,057)
Accrued warranty, end of year	$1,473,000	$1,476,000	$1,541,000

Income Taxes - Deferred income taxes are determined using the liability method.

Earnings Per Share - Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and restricted stock awards.  The stock options and restricted stock awards were not included in the 2008 computation of diluted earnings per share as their effect would have been anti-dilutive.

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

Net sales consist of the following:

	2008	2007	2006
Specialized vehicles:
Trucks	$161,037,364	$209,180,974	$259,894,141
Buses	79,139,207	65,409,725	59,396,203
Armored vehicles	6,002,900	13,813,434	8,361,974
Motorhomes	12,477,135	11,617,653	4,063,359
	258,656,606	300,021,786	331,715,677
Composites	10,093,047	13,250,937	9,031,112
	$268,749,653	$313,272,723	$340,746,789

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings.  SFAS 159 also establishes additional disclosure requirements.  SFAS 159 became effective for the Company beginning in fiscal 2008.  The Company did not adopt the fair value option permitted under this statement.

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

2.                                      INVESTMENTS.

Investment securities consist of the following:

	2008	2007
Intermediate bond fund-cost	$2,654,059	$2,202,222
Unrealized gains (losses)	(144,211)	13,045
Intermediate bond fund-fair value	$2,509,848	$2,215,267

Sales of securities were $832,670 and $544,804 during 2008 and 2007, respectively, and resulted in losses of $10,701 and $4,210, respectively.  Investment income (included in other income) consisted of dividend income and aggregated $125,440 and $111,968 for the years ended December 27, 2008 and December 29, 2007, respectively.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

3.                                      INVENTORIES.

Inventories consist of the following:

	2008	2007
Raw materials	$24,596,109	$25,042,022
Work-in-progress	8,204,857	9,676,040
Finished goods	11,447,549	11,925,417

Total	$44,248,516	$46,643,480

4.                                      PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consists of the following:

	2008	2007
Land	$5,242,325	$5,441,130
Land improvements	5,895,386	5,990,390
Buildings	29,107,282	29,106,547
Leasehold improvements	7,575,979	7,448,543
Machinery and equipment	46,307,433	44,543,581
	94,128,405	92,530,190
Less, Accumulated depreciation and Amortization	48,349,497	45,100,465

Property, plant and equipment, net	$45,778,908	$47,429,725

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

5.                                      LONG-TERM DEBT.

Long-term debt consists of the following:

	2008	2007
Revolving line of credit	$29,928,679	$25,294,766

Obligations under industrial development revenue bonds, variable rates, with maturities in August 2010 and April 2015, collateralized by real estate	2,050,000	2,500,000

Mortgage note, payable in monthly installments including interest at a fixed rate of 2.5%, with final maturity in October 2010, collateralized by a real estate mortgage	1,260,388	1,426,846

Term loan, payable in monthly installments including interest at a fixed rate of 2.5%, with final maturity in October 2010, collateralized by specific equipment	181,082	276,323

Term loan, payable in monthly installments including interest at a fixed rate of 2.75%, with final maturity in May 2013, collateralized by specific equipment	208,498	253,189

Total	33,628,647	29,751,124

Less, Current maturities	823,297	748,406

Long-term debt	$32,805,350	$29,002,718

The revolving line of credit, term note and a letter of credit facility are part of a Credit Agreement as recently amended and restated on December 23, 2008 (the “Credit Agreement”).  All borrowings under the Credit Agreement are collateralized by certain inventories and trade receivables of the Company.  The Credit Agreement provides for a revolving line of credit facility, as defined, up to $30 million and increasing to $33 million during the period each year from January 1 to June 30.  Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined (effective rate of 7.05% and 6.34% at December 27, 2008 and December 29, 2007, respectively).  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.  Checks outstanding in excess of bank balances were $7,528,679 at December 27, 2008 and $2,394,766 at December 29, 2007.  The revolving line of credit also requires a quarterly commitment fee ranging from 0.20% to 0.40% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  Any amounts outstanding under the revolving line of credit will be due at maturity, January 31, 2010.

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, aggregated $4.0 million and $3.7 million at December 27, 2008 and December 29, 2007, respectively.  Under separate agreements the Company had irrevocable letters of credit aggregating $2.1 million and $2.5 million at December 27, 2008 and December 29, 2007, respectively, in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

5.             LONG-TERM DEBT, Concluded.

The Credit Agreement contains, among other matters, certain restrictive covenants including compliance with financial measurements.  As of December 27, 2008, the Company was in compliance with all covenants.  Subsequent to year-end, the Company violated a covenant and entered into an amendment to the Credit Agreement with its lender to waive the covenant violation and to reset certain existing covenant measurements to provide temporary relief during this economic downturn.

Maturities of long-term debt for each of the next five years are as follows:  2009 - $823,297; 2010 - $31,689,861; 2011 - $248,484, 2012 - $249,848 and 2013 - $217,157.

6.                                      RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation.  The Company formerly maintained a policy to match thirty percent of each employee’s contributions up to seven percent of the employee’s compensation.  Effective September 1, 2008, however, the Company temporarily suspended this contribution match.  The Board of Directors may reinstate, increase or decrease the Company’s contribution on a year-to-year basis and as business conditions permit.  Expense related to this plan was $385,763, $583,793, and $657,563 for the fiscal years ended 2008, 2007 and 2006, respectively.

7.                                      STOCKHOLDERS’ EQUITY.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value), of which none has been issued.  The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

Common Stock

The Board of Directors approved the following common stock dividends during the year ended December 27, 2008:

			Stock Dividend
Declaration Date	Record Date	Paid Date	Per Share

August 11, 2008	August 22, 2008	August 29, 2008	2%
November 10, 2008	November 21, 2008	November 28, 2008	6%

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

7.                                      STOCKHOLDERS’ EQUITY, Continued.

Convertible Class B Common Stock

Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis.  Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors, rounded to the lowest whole number.  Holders of Class B Common Stock elect the remainder of the directors.

Restricted Stock

The following table summarizes the activity for our unvested restricted stock units and restricted stock for the twelve months ended December 27, 2008.

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 30, 2007	111,320	$6.23
Granted	156,500	4.16
Vested	(65,751)	5.68
Unvested, December 27, 2008	202,069	4.81

The total fair value of shares vested during the year ended December 27, 2008 was $373,448.

Stock Options

On October 29, 1998, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 1998 Stock Option Plan under which 886,469 shares of Class A Common Stock were reserved for grant.  This plan was terminated on October 29, 2008.  On January 31, 2001, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2001 Stock Option Plan under which 891,990 shares of Class A Common Stock were reserved for grant.  On January 23, 2004, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2004 Stock Option Plan, as recently amended, under which 1,297,440 shares of Class A Common Stock were reserved for grant.  Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Awards Committee.  The Amended and Restated 2004 Stock Option Plan also allows for awards of common stock, including restricted stock awards. Options granted under the stock option plans generally vest and become exercisable in annual installments of 33 1/3% beginning on the first anniversary date and the options expire five or seven years after the date of grant.  The Company generally issues new shares to satisfy stock option exercises.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

7.                                      STOCKHOLDERS’ EQUITY, Continued.

The following table summarizes stock option activity:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 31, 2005	996,675	$5.24
Granted	381,481	6.59
Exercised	(19,823)	4.33
Expired or canceled	(30,274)	4.80
Outstanding, December 30, 2006	1,328,060	5.66
Granted	119,143	5.94
Exercised	(327,424)	4.68
Forfeited	(50,276)	6.22
Outstanding, December 29, 2007	1,069,502	5.96
Granted	234,513	3.01
Exercised	(160,566)	4.25
Forfeited	(81,474)	4.84
Outstanding, December 27, 2008	1,061,975	5.65

The weighted-average grant-date fair values of options granted during the fiscal years ended 2008, 2007 and 2006 was $0.71, $0.86 and $1.47, respectively.  The total intrinsic value of options exercised during the fiscal years ended 2008, 2007 and 2006 approximated $67,540, $1,532,000 and $44,000, respectively.  Total unrecognized compensation expense related to all share-based awards outstanding at December 27, 2008 is approximately $1,079,314 and is to be recorded over a weighted-average contractual life of 2.00 years.

In connection with the exercise of certain stock options in 2008 and 2007, officers and directors exchanged shares of Class A Common Stock as consideration for their exercise of stock options and received new stock options pursuant to the reload feature included in the stock option plan. There were 93,500 and 132,000 stock options exercised using the reload feature during 2008 and 2007, respectively.  The officers and directors exchanged 83,528 and 110,195 shares of Class A Common Stock and received the same number of new stock options during 2008 and 2007, respectively.  The exercise of stock options and the related issuance of shares of Class A Common Stock in exchange for the shares of Class A Common Stock, with a fair value of $435,605 and $688,719, for 2008 and 2007, respectively, was a noncash financing activity.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

7.                                      STOCKHOLDERS’ EQUITY, Concluded.

Information about stock options outstanding and exercisable at December 27, 2008 is as follows:

	Outstanding			Exercisable
		Weighted - Average
		Remaining	Weighted -		Weighted -
		Contractual	Average		Average
Range of Exercise Prices	Number Outstanding	Life in Years	Exercise Price	Number Exercisable	Exercise Price
$5.60 – 6.16	57,741	1.31	5.87	57,741	5.87
6.33	27,030	1.35	6.33	27,030	6.33
6.15 – 6.77	285,436	1.44	6.21	285,436	6.21
8.20 – 9.03	24,055	1.83	8.63	24,055	8.63
7.14	7,385	2.19	7.14	7,385	7.14
6.52 – 7.17	340,578	4.35	6.58	248,676	6.61
5.78 – 6.36	85,240	5.34	6.00	69,097	6.05
5.73	6,487	6.06	5.73	3,244	5.73
4.72 – 5.34	96,795	6.36	4.99	32,112	5.11
1.42	131,228	6.84	1.42	0	n/a
	1,061,975	2.98	5.65	754,775	6.34

At December 27, 2008, the exercise price for all exercisable options exceeded the last closing sale price of the Company’s common stock.  Consequently, there is no aggregate intrinsic value of options exercisable.  Likewise, the exercise price for all options outstanding at December 27, 2008 also exceeded the last closing price of the Company’s common stock, resulting in no intrinsic value of options outstanding at December 27, 2008.

At December 29, 2007 and December 30, 2006, there were exercisable options outstanding to purchase 752,886 and 908,905 shares at weighted-average exercise prices of $6.31 and $5.77, respectively.

As of December 27, 2008, 244,207 shares were reserved for the granting of future share-based awards (stock options and restricted stock) compared to 173,185 shares at December 29, 2007.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      INCOME TAXES.

Income taxes consist of the following:

	2008	2007	2006
Federal:
Current	$(1,881,985)	$1,525,000	$2,060,000
Deferred	(66,800)	(318,000)	(307,000)
	(1,948,785)	1,207,000	1,753,000

State:
Current	126,000	110,000	239,000
Deferred	(345,900)	(13,000)	—
	(219,000)	97,000	239,000
Total	$(2,168,685)	$1,304,000	$1,992,000

The deferred tax assets and the deferred tax liabilities were as follows:

	2008	2007
Deferred tax assets:
Receivables	$111,650	$61,600
Inventories	618,601	457,340
Accrued liabilities	1,417,145	1,656,487
Stock-based compensation	59,862	103,927
Intangible asset	226,575	—
Unrealized hedge loss	294,700	120,300
State net operating losses and credit carryforwards	337,428	—
Other	48,242	455
Total deferred tax assets	3,114,203	2,400,109

Deferred tax liabilities:
Depreciation	(2,984,835)	(2,813,282)
Prepaids and other	(890,703)	(983,551)
Total deferred tax liabilities	(3,875,538)	(3,796,833)

Net deferred income tax liabilities	$(761,335)	$(1,396,724)

Presented in the consolidated balance sheets as:
Current deferred tax assets	$1,642,363	$1,192,331
Long-term deferred tax liabilities	(2,403,698)	(2,589,055)
	$(761,335)	$(1,396,724)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (34% in 2008, 2007 and 2006) to income before income taxes is as follows:

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      INCOME TAXES, Concluded.

	2008	2007	2006
Income taxes at statutory rate	$(1,776,800)	$1,859,000	$2,239,500
State income taxes, net of federal tax effect	(144,500)	64,000	157,700
Manufacturer’s deduction	—	(104,000)	(65,600)
Tax-exempt underwriting income of wholly-owned small captive insurance subsidiary	(427,100)	(421,800)	(369,800)
Research and development tax credits	(157,500)	(140,100)	(81,000)
Alternative fuel tax credit	(33,000)	(48,600)	—
Nondeductible goodwill impairment	249,900	—	—
Stock-based compensation	115,600	65,700	5,500
Other, net	4,715	29,800	105,700
Total	$(2,168,685)	$1,304,000	$1,992,000

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

A reconciliation of the change in the unrecognized tax benefits from December 31, 2006 to December 27, 2008 is as follows:

Unrecognized tax benefits at December 31, 2006	$495,678
Gross increases - tax positions in prior periods	2,484
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 29, 2007	$498,162
Gross increases - tax positions in prior periods	266,800
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	(89,762)
Unrecognized tax benefits at December 27, 2008	$675,200

The entire December 27, 2008 balance of approximately $675,200 relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.

The Company is subject to U.S. federal income tax as well as various state taxes.  The Company is no longer subject to examination by federal taxing authorities for the fiscal year ended 2004 and earlier.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for and recognized during the year ended December 27, 2008 were immaterial.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      COMMITMENTS AND CONTINGENCIES.

Lease Commitments and Related Party Transactions

The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from October 2009 through July 2011.  Certain of the lease agreements are with related parties for which related party rent expense was $683,472, $669,999 and $677,408 for the fiscal years ended 2008, 2007 and 2006, respectively.

Rent expense under all operating leases aggregated $1,178,992, $992,652 and $1,005,670 for the fiscal years ended 2008, 2007 and 2006, respectively.

At December 27, 2008, future minimum rental payments under noncancelable operating leases aggregated $1,263,317 and are payable as follows:  2009 - $805,871; 2010 - $435,216; 2011 - $22,230.

In addition to the above related party transactions, the Company purchases delivery services from a company owned by a former director of the Company.  Related party purchased delivery services aggregated $2,878,190, $2,859,763, and $3,523,358 for the fiscal years ended 2008, 2007, and 2006, respectively.  Amounts due to related parties, included in accounts payable, aggregated $98,594 and $241,894 as of December 27, 2008 and December 29, 2007, respectively.

Consigned Inventories

The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities under the conditions that the Company will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis.  The finance or storage charges incurred on consigned chassis inventory, included in interest expense in the consolidated statements of income, aggregated $498,344, $499,055 and $889,092 for the fiscal years ended 2008, 2007 and 2006, respectively.  At December 27, 2008 and December 29, 2007, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $32.5 million and $48.8 million, respectively.  Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Concluded

9.                                      COMMITMENTS AND CONTINGENCIES, Concluded.

Repurchase Commitments

The Corporation was contingently liable at December 27, 2008, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.  Under these arrangements, which are customary in the industry, the Company agrees to repurchase vehicles in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.  The maximum repurchase liability is the total amount that would be paid upon the default of the Company’s independent dealers.  The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $4.7 million at December 27, 2008 and $6.2 million at December 29, 2007.  The risk of loss under these agreements is spread over many retailers and financial institutions.  The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.  The Corporation believes that any potential loss under the agreements in effect at December 27, 2008 will not be material.  The Company has not experienced any significant repurchases.

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

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to		Column E
Column A	Beginning	Costs and	Column D	Balance End
Description	of Period	Expenses	Deductions(1)	of Period
Year ended December 27, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$160,000	$239,000	$109,000	$290,000

Year ended December 29, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$160,000	$178,000	$178,000	$160,000

Year ended December 30, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$252,000	$224,000	$316,000	$160,000

(1)  Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY DATA

	First	Second	Third	Fourth
2008 Quarter
Net sales	$75,924,356	$75,307,068	$61,086,346	$56,431,883
Gross profit	7,591,138	7,399,071	5,419,851	4,159,931
Net income (loss)	226,514	216,579	(630,051)	(2,874,461)
Per share:
Basic	0.02	0.02	(0.04)	(0.20)
Diluted	0.02	0.01	(0.04)	(0.20)

	First	Second	Third	Fourth
2007 Quarter
Net sales	$83,891,983	$88,161,027	$67,540,998	$73,678,715
Gross profit	8,971,386	11,089,216	7,339,150	7,783,677
Net income	964,445	2,043,677	273,865	881,818
Per share:
Basic	0.07	0.14	0.02	0.06
Diluted	0.07	0.14	0.02	0.06

The 2008 fourth quarter operating results were unfavorably impacted by noncash, pre-tax impairment charges of $1.3 million against goodwill and intangible assets.

The 2007 fourth quarter operating results were favorably impacted by a $0.2 million income tax benefit, principally attributable to the true-up of the Company’s estimated effective federal and state tax rates during the first three quarters to the actual effective tax rates for the fiscal year.

Earnings per share data above are adjusted for the 2% and 6% common stock dividends declared and paid in 2008.  The sum of quarterly earnings (loss) per share for the four quarters may not equal annual earnings (loss) per share due to rounding and changes in the diluted potential common shares.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.               CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 27, 2008, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 27, 2008.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting, and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 27, 2008.

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

ITEM 9A.               CONTROLS AND PROCEDURES, Concluded.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) occurred during the fiscal quarter ended December 27, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2009 annual stockholders’ meeting.

ITEM 11.               EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2009 annual stockholders’ meeting.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2009 annual stockholders’ meeting.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2009 annual stockholders’ meeting.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2009 annual stockholders’ meeting.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.               The following financial statements and financial statement schedule are included in Item 8 herein:

1.             Financial Statements

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007

Consolidated Statements of Operations for the years ended December 27, 2008, December 29, 2007 and December 30, 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 27, 2008, December 29, 2007 and December 30, 2006

Consolidated Statements of Cash Flows for the years ended December 27, 2008, December 29, 2007 and December 30, 2006

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

SUPREME INDUSTRIES, INC.

Date:	March 13, 2009	By:	/s/Herbert M. Gardner
Herbert M. Gardner,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner	Chairman of the Board and Chief Executive Officer	March 13, 2009
Herbert M. Gardner	(Principal Executive Officer)

/s/Robert W. Wilson	President, Chief Operating Officer	March 13, 2009
Robert W. Wilson	and Director

/s/William J. Barrett	Executive Vice President, Secretary,
William J. Barrett	Assistant Treasurer and Director	March 13, 2009

/s/Jeffery D. Mowery	Treasurer, Chief Financial Officer and	March 13, 2009
Jeffery D. Mowery	Assistant Secretary (Principal
Financial and Accounting Officer)

/s/Robert J. Campbell	Director	March 13, 2009
Robert J. Campbell

/s/Thomas Cantwell	Director	March 13, 2009
Thomas Cantwell

/s/Edward L. Flynn	Director	March 13, 2009
Edward L. Flynn

/s/Mark C. Neilson	Director	March 13, 2009
Mark C. Neilson

/s/Wayne A. Whitener	Director	March 13, 2009
Wayne A. Whitener

INDEX TO EXHIBITS

Exhibit	Description

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

3.4	Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on May 7, 2008, and incorporated herein by reference.

10.1	1998 Stock Option Plan, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

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

10.6	2004 Stock Option Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 effective on August 26, 2004, and incorporated herein by reference.

10.7	Amended and Restated 2004 Stock Option Plan filed as Exhibit A to the Company’s Revised Definitive Proxy Statement filed on April 5, 2006, and incorporated herein by reference.

10.8

Amendment Number One to the Company’s Amended and Restated 2004 Stock Option Plan dated October 25, 2006, included in the Company’s Definitive Proxy Statement filed on April 2, 2007, and incorporated herein by reference.

10.9

Amendment No. 2 to the Company’s Amended and Restated 2004 Stock Option Plan dated March 25, 2008, included in the Company’s Definitive Proxy Statement filed on April 3, 2008, and incorporated herein by reference.

Exhibit		Description

	10.10

Form of Supreme Industries, Inc. Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2008, and incorporated herein by reference.

*	10.11	Special Vehicle Manufacturer Converters Agreement with General Motors Corporation, effective February 29, 2008, between General Motors Corporation and Supreme Corporation.

*	10.12	Ford Authorized Converter Pool Agreement, effective May 1, 2008, among Ford Motor Company, Supreme Corporation and certain subsidiaries.

*	10.13	Amended and Restated Credit Agreement dated December 23, 2008, by and between Supreme Corporation and JPMorgan Chase Bank, N.A.

	10.14

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

	10.18

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and Robert W. Wilson dated to be effective May 1, 2008, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2008, and incorporated herein by reference.

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.