Form 10-Q
period 2009-03-28
SUPREME INDUSTRIES INC
filed 2009-05-12
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at May 1, 2009
Class A	12,150,823
Class B	2,188,490

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 28,	December 27,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$832,169	$932,608
Investments	2,538,681	2,509,848
Accounts receivable, net	20,771,044	25,423,842
Inventories	39,615,460	44,248,516
Other current assets	7,863,892	6,335,740

Total current assets	71,621,246	79,450,554

Property, plant and equipment, at cost	90,190,341	94,128,405
Less, Accumulated depreciation and amortization	45,065,700	48,349,497

Property, plant and equipment, net	45,124,641	45,778,908

Other assets	817,638	295,109

Total assets	$117,563,525	$125,524,571

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	March 28,	December 27,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$850,298	$823,297
Trade accounts payable	8,621,422	8,266,945
Accrued income taxes	654,076	675,200
Other accrued liabilities	7,170,968	9,349,112

Total current liabilities	17,296,764	19,114,554

Long-term debt	27,876,910	32,805,350

Deferred income taxes	2,403,698	2,403,698

Other long-term liabilities	745,089	818,053

Total liabilities	48,322,461	55,141,655

Stockholders’ equity	69,241,064	70,382,916

Total liabilities and stockholders’ equity	$117,563,525	$125,524,571

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008

Net sales	$49,272,540	$75,924,356
Cost of sales	46,468,176	68,333,218
Gross profit	2,804,364	7,591,138

Selling, general and administrative expenses	5,800,500	6,948,612
Other income	(299,752)	(244,948)
Operating income (loss)	(2,696,384)	887,474

Interest expense	556,593	585,960
Income (loss) before income taxes	(3,252,977)	301,514

Income tax expense (benefit)	(1,855,000)	75,000
Net income (loss)	$(1,397,977)	$226,514

Earnings (Loss) Per Share:
Basic	$(0.10)	$.02
Diluted	(0.10)	.02

Shares used in the computation of earnings (loss) per share:
Basic	14,156,657	13,979,674
Diluted	14,156,657	14,139,532

Cash dividends per common share	$—	$.088

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,397,977)	$226,514
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,065,384	1,068,221
Amortization of intangibles	—	12,093
Provision for losses on doubtful receivables	9,640	38,180
Stock-based compensation expense	188,203	131,632
Losses (gains) on sale of property, plant and equipment, net	(10,589)	532
Changes in operating assets and liabilities	5,898,229	(5,800,025)

Net cash provided by (used in) operating activities	5,752,890	(4,322,853)

Cash flows from investing activities:
Additions to property, plant and equipment	(936,593)	(954,444)
Proceeds from sale of property, plant and equipment	11,350	17,551
Purchases of investments	(28,833)	(1,226,173)
Decrease in other assets	2,186	2,186

Net cash used in investing activities	(951,890)	(2,160,880)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	22,792,300	34,408,551
Repayments of revolving line of credit and other long-term debt	(27,693,739)	(27,909,854)
Payment of cash dividends	—	(1,238,017)
Proceeds from exercise of stock options	—	24,750

Net cash provided by (used in) financing activities	(4,901,439)	5,285,430

Change in cash and cash equivalents	(100,439)	(1,198,303)

Cash and cash equivalents, beginning of period	932,608	1,266,133

Cash and cash equivalents, end of period	$832,169	$67,830

See accompanying notes to consolidated financial statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.  All adjustments are of a normal and recurring nature.  The December 27, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended March 28, 2009 and March 29, 2008 are for 13-week periods.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for us beginning in fiscal 2009.  The adoption of this standard did not have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. We have adopted SFAS No. 157 and FASB Staff Position FAS No. 157-2. The adoption of SFAS No. 157 for financial instruments as required at the beginning of fiscal 2008 did not have a material effect on our consolidated financial statements. However, we were required to provide additional disclosure as part of our consolidated financial statements. Effective the beginning of fiscal 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities, such as goodwill and other intangible assets held by us and measured annually for impairment testing purposes.  The adoption of this standard did not have a material impact on our consolidated financial statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was effective for us beginning in fiscal 2009.  The adoption of this standard did not have a material impact on our consolidated financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit —risk-related contingent features in derivative agreements. SFAS No. 161 was effective for the first quarter of 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 3 — OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized losses on hedge-activity, net of tax, and unrealized gains (losses) on available-for-sale securities, net of tax.  Total comprehensive income (loss) combines net income (loss) and other comprehensive income (loss).

For the three-month periods ended March 28, 2009 and March 29, 2008, total and other comprehensive income (loss) are as follows:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Net income (loss)	(1,397,977)	226,514
Other comprehensive income (loss)	67,922	(334,427)
Total comprehensive loss	$(1,330,055)	$(107,913)

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 4 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	March 28,	December 27,
	2009	2008
Raw materials	$21,725,055	$24,596,110
Work-in-progress	7,643,072	8,204,857
Finished goods	10,427,333	11,447,549
	$39,615,460	$44,248,516

NOTE 5 — FAIR VALUE MEASUREMENT

SFAS No. 157, “Fair Value Measurements,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 6 — LONG-TERM DEBT

The Company amended its existing credit facility effective May 12, 2009.  The terms of the credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 27, 2008.  Certain debt covenants have been modified to provide temporary relief to the Company during the recession.  Effective May 12, 2009, the credit facility maturity date was extended an additional 180 days to July 31, 2010, and as a result all borrowings under the credit facility at March 28, 2009 are classified as long-term debt.

NOTE 7 - EARNINGS PER SHARE

The number of shares used in the computation of basic and diluted earnings per share are as follows:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Weighted average number of shares outstanding (used in computation of basic earnings (loss) per share)	14,156,657	13,979,674

Assumed exercise or issuance of shares relating to stock plans	—	159,858

Diluted shares outstanding (used in computation of diluted earnings per share)	14,156,657	14,139,532

As of March 28, 2009, the assumed exercise or issuance of 179,486 shares relating to stock plans was not included in the computation of diluted earnings per share because to do so would have been antidilutive.

All basic and diluted shares outstanding have been adjusted to reflect the two percent (2%) common stock dividend declared on August 11, 2008 and the six percent (6%) common stock dividend declared on November 10, 2008.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 8 - STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the three months ended March 28, 2009:

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 27, 2008	202,069	$4.81
Granted	—	n/a
Vested	(22,583)	5.04
Unvested, March 28, 2009	179,486	4.78

The total fair value of the shares vested during the three months ended March 28, 2009 was $113,750.

A summary of the status of the Company’s outstanding stock options as of March 28, 2009, and changes during the three months ended March 28, 2009 are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 27, 2008	1,061,975	$5.65
Granted	—	n/a
Exercised	—	n/a
Forfeited	(11,893)	6.32
Outstanding, March 28, 2009	1,050,082	5.64

The exercise price for all options outstanding at March 28, 2009 exceeded the last closing price of the Company’s Class A Common Stock, resulting in no intrinsic value of options outstanding at March 28, 2009. As of March 28, 2009, outstanding options had a weighted-average remaining contractual life of 2.80 years.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary Supreme Corporation, is one of the nation’s leading manufacturers of specialized commercial vehicles. Utilizing a nationwide direct sales and distribution network, as well as manufacturing and service facilities in 11 states across the continental United States, Supreme is able to meet the needs of customers across all of North America.

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

During the first quarter of 2009, Supreme continued to experience the impact of the economic recession and the unprecedented tight credit markets, particularly in its core truck business and motorhome operations.  Management began executing a strategy in 2008 to navigate through these conditions and position the Company to emerge from the current economic environment even stronger.  Given the further decline in operating levels, management has continued an execution of this strategy.

First and foremost, management continues to take costs out of the business, right-sizing operations to fit the current market conditions.  With further contraction in our core product revenues during the fiscal first quarter of 2009, we implemented additional annualized cost reductions of $3.3 million during the quarter.  When compared with 2008, the anticipated annualized cost reductions should total approximately $12.3 million for all of 2009, with a large component of the savings resulting from our year-over-year 36% headcount reduction.  The Company continues to review its cost structure and will reduce the size of operations as economic conditions warrant.

Despite current business conditions, Supreme remains committed to investing for both the short and long-term to improve our competitiveness.  In 2008, we introduced the Signature Van Body which enables easier and less expensive construction and invested in the development of an armored Suburban vehicle for the U.S. Department of State (“DOS”) with the contract calling for a potential of $100 million of vehicles to be produced over a five year period.  During the first quarter of 2009, our armored Suburban sales totaled $3.3 million and we anticipate consistent demand for the product for the remainder of 2009.

Additionally, Supreme’s healthy bus business has improved its market share in 2009 and helped to partially offset the 44% decline in the core dry freight truck business.  However, bus revenues were down 26% for the quarter when compared with the 2008 fiscal first quarter, due in part, in management’s judgment, to delays in purchases as customers waited for Federal stimulus funding promoting mass transit.  To meet anticipated increased customer demand, the Company has recently expanded its bus capacity on both the East and West coasts to better serve these markets.

The Company and its product offerings are sensitive to various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis and the lack of credit and financing availability to the Company, our vendors, dealers or end users. Though we can give no assurance of the success of our efforts, the Company is attempting a variety of strategies to mitigate any chassis supply disruption from the original equipment manufacturers, particularly General Motors which has publicly discussed the possibility of filing for bankruptcy.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008 and herein in Item 1A.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto elsewhere is this document.

Results of Operations

Net Sales

Net sales for the three months ended March 28, 2009 decreased $26.6 million to $49.3 million compared to $75.9 million for the three months ended March 29, 2008.  The decrease in net sales was primarily related to our truck body sales, our largest product group, which declined by $21.0 million.  Our StarTrans bus division and motorhome division experienced declines in net sales of $4.8 million and $3.8 million, respectively.  Our vertically-integrated composites division correspondingly experienced a decline in net sales of $1.0 million for the quarter.  Partially offsetting these decreases was an increase in net sales by our armored division of $3.8 million, or 167%, to $6.1 million for the three months ended March 28, 2009.

The following table presents the components of net sales and the changes from period-to-period:

	Three Months Ended
	March 28,	March 29,
($000’s omitted)	2009	2008	Change
Specialized vehicles:
Trucks	$26,444	$47,418	$(20,974)	(44.2)%
Buses	14,020	18,819	(4,799)	(25.5)
Armored vehicles	6,142	2,301	3,841	167.0
Motorhomes	651	4,421	(3,770)	(85.3)
	47,257	72,959	(25,702)	(35.2)
Composites	2,016	2,965	(949)	(32.0)
	$49,273	$75,924	$(26,651)	(35.1)%

We attribute the decrease in our truck product sales to the economic recession which resulted in an industry-wide decline in the retail truck market.  As a result of the economic environment, major fleet customers ordered fewer units in 2009 resulting in a decrease of 53% for the quarter when compared to 2008 which we considered an average order year.  The decline in the truck market began in early 2007, and the prevailing expectation is that this market will begin to stabilize during 2009.

Despite the downturn in revenues for the 2009 first quarter, our StarTrans bus division continues to experience strong demand for its products resulting from the availability of funds from the newly signed Federal economic stimulus package and increased ridership as more individuals conserve energy to live a “green” life style.

The armored division sales increase was primarily the result of our armored Suburban contract with the DOS.  We believe that the armored division is well positioned to increase its revenue year-over-year for the remainder of 2009 due to the DOS contract and the positive feedback we are receiving from other governmental agencies regarding our products and quality.

The decrease in composite sales of fiberglass reinforced plywood and other fiberglass products is due to the overall decline in the commercial truck and recreational vehicle markets.

Our total sales backlog was $58.6 million at March 28, 2009 compared to $85.8 million at March 29, 2008.

Cost of sales and gross profit

Gross profit decreased by $4.8 million, or 63.2%, to $2.8 million for the three months ended March 28, 2009 compared to $7.6 million for the three months ended March 29, 2008.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period-to-period:

	Three Months Ended
	March 28,	March 29,	Percent
	2009	2008	Change
Material	58.4%	57.3%	1.1%
Direct labor	13.9	14.0	(0.1)
Overhead	19.8	16.1	3.7
Delivery	2.2	2.6	(0.4)
Cost of sales	94.3	90.0	4.3
Gross profit	5.7%	10.0%	(4.3)%

Material — Material cost as a percentage of net sales increased for the three months ended March 28, 2009 when compared to the corresponding period in 2008. The change in the material percentage is primarily related to our product mix. Our change in product mix relates to our bus division, which has a higher material percentage, and accounted for 28.5% of our total net sales in 2009 compared to 24.8% for the same period in 2008.  The material percentage for trucks remained relatively flat from period-to-period.

Raw material costs have begun to stabilize and decrease for certain commodities, particularly for aluminum, steel, and petroleum-based products.  The Company closely monitors all major commodities and is continually reviewing the financial viability of its primary vendors.  We also strived to reduce manufacturing costs through the use of technology and improved processes.  These ongoing efforts, as well as product diversification and the introduction of our Signature Van Body, should help us to mitigate the effect of 2009 increases in raw material costs, should they arise.

Direct Labor — Direct labor as a percentage of net sales decreased slightly for the three months ended March 28, 2009 when compared to the corresponding period in 2008.  The slight decrease in the direct labor percentage was the result of efficiencies gained from not hiring temporary labor to produce our fleet run.  Historically, the labor percentage increases during the first quarter from startup training costs.  However, due to the reduction in fleet orders for 2009 and the availability of experienced workers, the labor percentage decreased quarter-over-quarter.

Overhead — Overhead as a percentage of net sales increased for the three months ended March 28, 2009 when compared to the corresponding period in 2008.  The majority of the increase in the overhead percentage was due to the fixed nature of certain expenses that do not fluctuate when sales volume changes. Additionally, group health insurance expense was higher than anticipated as a result of a few high dollar claims.  In an effort to control future claim costs, the Company continues to implement changes to its group health insurance plan design with a focus on a consumer-driven health plan. We continue to focus on reducing expenses and managing our overhead cost structure based on our level of sales volume.

Delivery — Delivery as a percentage of net sales decreased for the three months ended March 28, 2009 when compared to the corresponding period in 2008.  The Company continues to research and utilize more cost-effective delivery methods to reduce the adverse impact of volatile fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses decreased by $1.1 million, or 16.5%, to $5.8 million for the three months ended March 28, 2009 compared to $6.9 million for the three months ended March 29, 2008.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period-to-period:

	Three Months Ended
	March 28,	March 29,	Percent
	2009	2008	Change
Selling expenses	4.2%	3.2%	1.0%
G&A expenses	7.6	6.0	1.6
Total	11.8%	9.2%	2.6%

Selling expenses — Selling expenses decreased by $0.3 million, or 12.5%, to $2.1 million for the three months ended March 28, 2009 from $2.4 million for the three months ended March 29, 2008.  Selling expenses declined as a result of lower commission expense and selling wages due to lower sales volumes and implemented cost reductions.  These declines were partially offset by fewer cooperative marketing credits the Company received from chassis manufacturers.  These credits, determined solely by programs established by the chassis manufacturers, are used to offset marketing and promotional expenses.

G&A expenses — General and administrative expenses decreased by $0.8 million, or 17.8%, to $3.7 million for the three months ended March 28, 2009 from $4.5 million for the three months ended March 29, 2008.  This decrease in general and administrative expenses was primarily attributable to headcount and wage reductions which are a large part of our cost savings initiatives.

Other income

For the three months ended March 28, 2009, other income was $0.3 million (0.6% of net sales) compared to $0.2 million (0.3% of net sales) for the three months ended March 29, 2008.  Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company through its various business activities.

Interest expense

Interest expense remained relatively flat at $0.6 million (1.2% and 0.8% of net sales) for the three months ended March 28, 2009 and March 29, 2008, respectively.   Interest expense reflects lower prevailing LIBOR and prime interest rates coupled with reduced debt levels due to lower working capital requirements.  This was offset by higher performance-based pricing required under the Company’s credit facility.

Income taxes

The Company’s effective income tax rate was 57.0% for the three months ended March 28, 2009, compared to 24.9% for the three months ended March 29, 2008.  The estimated effective income tax rate for both periods was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits.  The pretax loss for the first quarter of 2009 resulted in a tax benefit position for the Company.

Net income and earnings per share

Net income (loss) decreased by $1.6 million to $(1.4) million (-2.8% of net sales) for the three months ended March 28, 2009, from $0.2 million (0.3% of net sales) for the three months ended March 29, 2008.  The following table presents basic and diluted earnings (loss) per share and the changes from period-to-period:

	Three Months Ended
	March 28,	March 29,
	2009	2008	Change
Earnings (loss) per share:
Basic	$(0.10)	$0.02	$(0.12)
Diluted	$(0.10)	$0.02	$(0.12)

Liquidity and Capital Resources

The Company believes that it has adequate availability in its credit facility to finance future foreseeable working capital requirements.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

The Credit Agreement provides for a revolving line of credit facility of up to $30 million and increasing to $33 million during the period each year from January 1 to June 30.  Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate, or certain basis points above LIBOR, depending on the pricing option selected and the Company’s leverage ratio.  All borrowings under the Credit Agreement are secured by security interests covering certain inventories, trade receivables, and selected other assets of the Company.  As of March 28, 2009, the Company had $25.1 million utilized under its credit facility.

The Credit Agreement contains, among other matters, certain restrictive covenants including compliance with financial measurements.  During the quarter ended March 28, 2009, the Company violated a covenant and entered into an amendment to the Credit Agreement with its lender to waive the covenant violation and to reset certain existing covenant measurements to provide temporary relief during the recession.  Effective May 12, 2009, the credit facility maturity date was extended an additional 180 days to July 31, 2010, and as a result all borrowings under the credit facility at March 28, 2009 are classified as long-term debt.

Operating activities

Operating activities provided $5.8 million of cash for the three months ended March 28, 2009 compared to cash used of $4.3 million for the three months ended March 29, 2008.  For the first quarter of 2009, operating cash was favorably impacted by a $4.7 million reduction in accounts receivable, a $4.6 million decrease in inventories, and an increase in accounts payable of $0.4 million.  This was offset by a $2.2 million decrease in other accrued liabilities and an increase in other current assets of $1.5 million.  Net income, adjusted for depreciation and amortization, used cash flows from operating activities totaling $0.3 million and provided $1.3 million during the first quarter of 2009 and 2008, respectively.

Investing activities

Cash used in investing activities was $1.0 million for the three months ended March 28, 2009 compared to $2.2 million for the three months ended March 29, 2008. Capital expenditures for the first quarter of 2009 were $0.9 million and consisted primarily of machinery to improve efficiencies at our armored division.  The Company expects to invest in only replacement equipment for the remainder of 2009.

Financing activities

Financing activities used $4.9 million of cash for the three months ended March 28, 2009 compared to cash provided of $5.3 million for the three months ended March 29, 2008.  The lower level of financing activities for the quarter primarily occurred as a result of the decrease in accounts receivable and inventory levels.  Due to the present industry conditions and economic recession, the Board of Directors has decided to suspend all dividend programs. Future dividends will necessarily be subject to business conditions, the Company’s financial position and requirements for working capital, property, plant, and equipment expenditures, and other corporate purposes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 27, 2008.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance, and accrued warranty.

Revenue Recognition — The Company generally recognizes revenue when products are shipped to the customer.  Revenue on certain customer requested bill and hold transactions is recognized after the customer is notified that the products have been completed according to customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery based on established delivery terms.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 27, 2008.

ITEM 4.                  CONTROLS AND PROCEDURES.

a.             Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 28, 2009.

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

ITEM 1A.           RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A: Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 27, 2008, which is herein incorporated by reference.  We have updated three of the risk factors previously disclosed in such Annual Report to reflect the impact of the current recession on the Company and its industry, as follows:

The current recession is having a significant negative impact on our industry.

The recession and the uncertainty over its breadth, depth, and duration have had a negative impact on the specialized commercial vehicle industry. Accordingly, our financial results have been negatively impacted by the economic downturn notwithstanding cost-cutting measures taken by the Company in response to such downturn. Both our financial results and potential for growth could be further hindered if the recession continues for a significant period or becomes worse. The Company may be forced to take additional cost-cutting measures which may adversely affect the Company’s ability to execute its business plan.

A lack of credit and financing availability to the Company, its vendors, dealers, or end users could adversely affect our business.

The recession may have a material adverse effect on the Company’s liquidity and financial condition if, under its current bank credit agreement, the Company’s ability to borrow money from its existing lender to finance its operations is reduced or eliminated. Similarly adverse effects may also result if the Company realizes lessened credit availability from trade creditors. Additionally, many of our customers require the availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have further adverse effects on the Company’s business.

Volatility in the supply of vehicle chassis and other vehicle components resulting from the current recession could adversely affect our business.

With the exception of some StarTrans bus products, Supreme generally does not purchase vehicle chassis for its inventory.  Supreme accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. As reported in the press, General Motors Corp. (“GM”) may seek, or be forced into, a bankruptcy proceeding; historically GM has been the Company’s primary supplier of truck chassis, while Ford Motor Company (“Ford”) has been the primary supplier of bus chassis.  There is no way to predict what impact, if any, this might have on our Company.  In the event of a disruption in supply from one major supplier, the Company would attempt to use another major supplier. Nevertheless, in the event of a bankruptcy proceeding involving GM or Ford there could be unforeseen consequences that may have a significant adverse effect on the Company’s business operations.

The Company also faces risk relative to finance and storage charges for maintaining excess consigned chassis inventory from GM and Ford.  Under these consigned inventory agreements, if a chassis is not delivered to a customer within a specified time frame, the Company is required to pay finance or storage charges on such chassis.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.              OTHER INFORMATION.

On May 12, 2009, Supreme Corporation, the wholly-owned subsidiary of the Company, entered into an Amendment to the Credit Agreement with its lender, JPMorgan Chase Bank, N.A.  The amendment provides for additional covenants regarding the Company’s projected financial statements and amending the definitions of “Tangible Net Worth” and “Adjusted EBITDA.”  In addition, a Note Modification Agreement was entered into by and between these parties to extend the maturity date from January 31, 2010 to July 31, 2010.  Copies of the Amendment to the Credit Agreement and Note Modification Agreement are being filed as Exhibit 10.2 and Exhibit 10.3, respectively to its report on Form 10-Q and incorporated herein by reference.

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

Exhibit 10.1

Amendment to Credit Agreement, dated March 11, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2009, and incorporated herein by reference.

Exhibit 10.2*	Amendment to Credit Agreement dated May 12, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A.
Exhibit 10.3*	Note Modification Agreement dated May 12, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

		BY:	/s/ Herbert M. Gardner
DATE:	May 12, 2009	Herbert M. Gardner
Chairman of the Board and Chief Executive Officer

		BY:	/s/ Jeffery D. Mowery
DATE:	May 12, 2009	Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 10.1

Amendment to Credit Agreement, dated March 11, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2009, and incorporated herein by reference.

Exhibit 10.2*	Amendment to Credit Agreement dated May 12, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A.
Exhibit 10.3*	Note Modification Agreement dated May 12, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.