Form 10-Q
period 2009-06-27
SUPREME INDUSTRIES INC
filed 2009-08-11
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at August 3, 2009
Class A	12,158,823
Class B	2,188,490

SUPREME INDUSTRIES, INC.

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1.                                         FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 27,	December 27,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$61,416	$932,608
Investments	2,333,496	2,509,848
Accounts receivable, net	20,622,395	25,423,842
Inventories	36,067,546	44,248,516
Other current assets	6,961,407	6,335,740

Total current assets	66,046,260	79,450,554

Property, plant and equipment, at cost	89,705,785	94,128,405
Less, Accumulated depreciation and amortization	45,837,343	48,349,497

Property, plant and equipment, net	43,868,442	45,778,908

Other assets	1,185,730	295,109

Total assets	$111,100,432	$125,524,571

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	June 27,	December 27,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$877,335	$823,297
Trade accounts payable	11,895,764	8,266,945
Accrued income taxes	582,575	675,200
Other accrued liabilities	7,155,920	9,349,112

Total current liabilities	20,511,594	19,114,554

Long-term debt	19,173,369	32,805,350

Deferred income taxes	2,403,698	2,403,698

Other long-term liabilities	671,689	818,053

Total liabilities	42,760,350	55,141,655

Stockholders’ equity	68,340,082	70,382,916

Total liabilities and stockholders’ equity	$111,100,432	$125,524,571

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net sales	$49,604,631	$75,307,068	$98,877,171	$151,231,424
Cost of sales	45,968,727	67,907,997	92,436,903	136,241,215
Gross profit	3,635,904	7,399,071	6,440,268	14,990,209

Selling, general and administrative expenses	5,382,053	7,041,110	11,182,553	13,989,722
Other income	(378,274)	(264,563)	(678,026)	(509,511)
Operating income (loss)	(1,367,875)	622,524	(4,064,259)	1,509,998

Interest expense	600,171	530,945	1,156,764	1,116,905
Income (loss) before income taxes	(1,968,046)	91,579	(5,221,023)	393,093

Income tax (benefit)	(861,000)	(125,000)	(2,716,000)	(50,000)
Net income (loss)	$(1,107,046)	$216,579	$(2,505,023)	$443,093

Earnings (Loss) Per Share:
Basic	$(0.08)	$0.02	$(0.18)	$0.03
Diluted	(0.08)	0.02	(0.18)	0.03

Shares used in the computation of earnings (loss) per share:
Basic	14,185,065	14,080,423	14,165,215	14,028,428
Diluted	14,185,065	14,260,473	14,165,215	14,173,133

Cash dividends per common share	$—	$0.088	$—	$0.176

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,505,023)	$443,093
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,116,500	2,131,425
Amortization of intangibles	—	24,185
Provision for losses on doubtful receivables	43,035	63,288
Stock-based compensation expense	331,631	291,552
Losses (gains) on sale of property, plant and equipment, net	(231,150)	2,233
Changes in operating assets and liabilities	13,672,266	510,402

Net cash provided by operating activities	13,427,259	3,466,178

Cash flows from investing activities:
Additions to property, plant and equipment	(1,349,694)	(2,016,157)
Proceeds from sale of property, plant and equipment	479,816	58,402
Purchases of investments	(28,833)	(1,174,858)
Proceeds from sales of investments	173,830	832,670
Decrease in other assets	4,373	4,373

Net cash used in investing activities	(720,508)	(2,295,570)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	35,135,643	61,423,636
Repayments of revolving line of credit and other long-term debt	(48,713,586)	(61,606,292)
Payment of cash dividends	—	(2,490,943)
Proceeds from exercise of stock options	—	247,500

Net cash used in financing activities	(13,577,943)	(2,426,099)

Change in cash and cash equivalents	(871,192)	(1,255,491)

Cash and cash equivalents, beginning of period	932,608	1,266,133

Cash and cash equivalents, end of period	$61,416	$10,642

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and six months ended June 27, 2009 and June 28, 2008 are for 13- and 26-week periods, respectively.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 modifies the hierarchy of Generally Accepted Accounting Principles in the United States (“GAAP”) to include only two levels of GAAP: authoritative and nonauthoritative.  All of the content included in the FASB Accounting Standards CodificationTM (the “Codification”) will be considered authoritative.  SFAS No. 168 is not intended to amend GAAP but codifies previous accounting literature.  SFAS No. 168 is effective for our third quarter 2009 consolidated financial statements and will change the referencing of authoritative accounting literature to conform to the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 discusses two types of subsequent events: (1) events that provide additional evidence about conditions that existed at the date of the balance sheet, and is recognized in the financial statements and (2) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued, and not recognized at the balance sheet date.  An entity shall also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The requirements of SFAS No. 165 are effective for interim and annual financial periods ending after June 15, 2009.  The requirements do not have a material impact on the Company’s consolidated financial statements.  The Company evaluated its June 27, 2009 consolidated financial statements for subsequent events through August 11, 2009, the date the consolidated financial statements were issued.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-2”), to require fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28-1, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The provisions of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized losses on hedge-activity, net of tax, and unrealized gains (losses) on available-for-sale securities, net of tax.  Total comprehensive income (loss) combines net income (loss) and other comprehensive income (loss).

For the three- and six-month periods ended June 27, 2009 and June 28, 2008, total and other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net income (loss)	$(1,107,046)	$216,579	$(2,505,023)	$443,093
Other comprehensive income (loss)	62,636	217,227	130,558	(117,200)
Total comprehensive income (loss)	$(1,044,410)	$433,806	$(2,374,465)	$325,893

NOTE 4 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	June 27,	December 27,
	2009	2008
Raw materials	$20,553,167	$24,596,110
Work-in-progress	6,982,047	8,204,857
Finished goods	8,532,332	11,447,549
	$36,067,546	$44,248,516

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Derivatives: Our derivative instruments consist of interest rate swaps, currently reflected as other tong-term liabilities on the Consolidated Balance Sheets.  The Company obtains fair values from financial institutions who utilize internal models with observable market data inputs to estimate the fair value of these instruments (Level 2 inputs).

NOTE 6 — LONG-TERM DEBT

Supreme Corporation, the Company’s wholly-owned subsidiary, amended its existing credit facility effective May 12, 2009.  The terms of the credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 27, 2008.  The Credit Agreement contains, among other matters, requirements for compliance with certain financial covenants.  During the quarter ended June 27, 2009, Supreme Corporation was not in compliance with the earnings-related covenant.  However, the Company obtained a waiver from its lender and is in the process of resetting certain existing covenant measurements to provide temporary relief during the ongoing recession.  Effective May 12, 2009, the credit facility maturity date was extended to July 31, 2010, and as a result all borrowings under the credit facility at June 27, 2009 are classified as long-term debt.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 7 - EARNINGS (LOSS) PER SHARE

The number of shares used in the computation of basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Weighted average number of shares outstanding (used in computation of basic earnings (loss) per share)	14,185,065	14,080,423	14,165,215	14,028,428

Assumed exercise or issuance of shares relating to stock plans	—	180,050	—	144,705

Diluted shares outstanding (used in computation of diluted earnings (loss) per share)	14,185,065	14,260,473	14,165,215	14,173,133

As of June 27, 2009, the assumed exercise or issuance of 164,238 shares and 180,928 shares for the three- and six-month periods, respectively, relating to stock plans were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive.

All basic and diluted shares outstanding have been adjusted to reflect the two percent (2%) common stock dividend declared on August 11, 2008 and the six percent (6%) common stock dividend declared on November 10, 2008.

NOTE 8 - STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the six months ended June 27, 2009:

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 27, 2008	202,069	$4.81
Granted	—	n/a
Vested	(45,167)	5.04
Unvested, June 27, 2009	156,902	4.74

The total fair value of the shares vested during the six months ended June 27, 2009 was $227,499.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Concluded

A summary of the status of the Company’s outstanding stock options as of June 27, 2009, and changes during the six months ended June 27, 2009, are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 27, 2008	1,061,975	$5.65
Granted	196,000	1.56
Exercised	—	n/a
Forfeited	(11,893)	6.32
Outstanding, June 27, 2009	1,246,082	5.00

As of June 27, 2009, outstanding options had an intrinsic value of $450 and a weighted-average remaining contractual life of 3.96 years.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary Supreme Corporation, is one of the nation’s leading manufacturers of specialized commercial vehicles. Utilizing a nationwide direct sales and distribution network, as well as manufacturing and service facilities in 10 states across the continental United States, Supreme is able to meet the needs of customers across all of North America.

The Company engages principally in the production and sale of customized truck bodies, shuttle buses, and other specialty vehicles. Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty offerings include products such as customized armored vehicles, homeland response vehicles, portable storage units, and luxury motor coaches. Through vertical integration and proprietary processes, the Company also is a producer of high quality fiberglass and fiberglass-reinforced components.

The Company and its product offerings are sensitive to various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis and the availability, or lack thereof, of credit and financing to the Company, our vendors, dealers, or end users. Though we can give no assurance of the success of our efforts, the Company is attempting a variety of strategies to mitigate any chassis supply disruption from the original equipment manufacturers, particularly General Motors which recently emerged from bankruptcy.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008 and herein in Item 1A.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto elsewhere in this document.

Results of Operations

Supreme continued to experience the impact of the economic recession particularly in its core truck business and motorhome operations.  Management began executing a strategy in 2008 to navigate through these conditions and position the Company to emerge from the current economic environment even stronger.  Throughout 2009, management has remained focused on executing this strategy.

During the second quarter of 2009, management continued to reduce costs in an attempt to right-size our operations to match the current market conditions.  Despite the continued recession in the commercial vehicle market, we reduced our operating loss by nearly 50% for the second quarter of 2009, when compared to the first quarter of 2009, on relatively comparable sales quarter-over-quarter.  A large component of our cost reduction initiatives resulted from a 29%

headcount reduction year-over-year.  The Company continues to review its cost structure and will adjust the scale of operations as economic conditions warrant.

Supreme’s bus and armored business has helped to partially offset the decline in the core dry freight truck business.  To meet anticipated increased customer demand for our bus segment, the Company has recently expanded its bus capacity on both the East and West coasts to better serve these markets.  Sales order backlog for both the bus and armored divisions remains strong and we anticipate positive demand for these product lines for the remainder of the year.

Additionally, the Company’s focus on our asset management strategy continues as evidenced by our debt-to-equity ratio which improved by approximately 40% since the beginning of the year, along with an overall long-term debt level decrease of $13.6 million, or 42%.

Net Sales

Net sales for the three months ended June 27, 2009 decreased $25.7 million to $49.6 million compared to $75.3 million for the three months ended June 28, 2008.  Net sales for the six months ended June 27, 2009 decreased $52.3 million to $98.9 million compared to $151.2 million for the six months ended June 28, 2008.  The decrease in net sales for the three and six months was primarily related to our truck body sales, our largest product group, which declined by $23.9 million and $44.9 million, respectively.  Our StarTrans bus division and our motorhome division experienced declines in net sales of $2.6 million and $1.0 million, respectively, for the three months ended June 27, 2009.  For the six months ended June 27, 2009, our StarTrans bus division and our motorhome division experienced declines in net sales of $7.4 million and $4.8 million, respectively, when compared to the prior periods.  Our vertically-integrated composites division experienced declines in net sales of $1.5 million and $2.5 million for the three and six months ended June 27, 2009, respectively.  Partially offsetting these decreases was an increase in net sales by our armored division of $3.4 million and $7.2 million, respectively, for the three and six months.

The following table presents the components of net sales and the changes from period-to-period:

	Three Months Ended				Six Months Ended
($000’s omitted)	June 27, 2009	June 28, 2008	Change		June 27, 2009	June 28, 2008	Change
Specialized vehicles:
Trucks	$25,095	$48,983	$(23,888)	-48.8%	$51,539	$96,401	$(44,862)	-46.5%
Buses	16,656	19,304	(2,648)	-13.7%	30,675	38,123	(7,448)	-19.5%
Armored vehicles	4,348	965	3,383	350.6%	10,491	3,266	7,225	221.2%
Motorhomes	2,135	3,164	(1,029)	-32.5%	2,786	7,585	(4,799)	-63.3%
	48,234	72,416	(24,182)	-33.4%	95,491	145,375	(49,884)	-34.3%
Composites	1,371	2,891	(1,520)	-52.6%	3,386	5,856	(2,470)	-42.2%
	$49,605	$75,307	$(25,702)	-34.1%	$98,877	$151,231	$(52,354)	-34.6%

We attribute the decrease in our truck product sales to the economic recession which resulted in an industry-wide decline in the retail truck market.  As a result of these market conditions, our retail and major fleet customers ordered fewer units resulting in a revenue decrease of 49% for the quarter and 47% for the six months when compared to 2008.  The decline in the truck market began in early 2007, and the current prevailing industry expectation is that this market may begin to stabilize at the earliest during late 2009, though we can give no assurances this will occur.

Our StarTrans bus division continues to experience strong demand for its products resulting from the availability of funds from the recent Federal economic stimulus package and increased use of less expensive public transportation.  With our recently expanded capacity and our strong backlog for this segment, we anticipate favorable contributions for the remainder of 2009 and into 2010.

The armored division sales increase was primarily the result of our previously announced armored Suburban contract with the Department of State (DOS).  We believe that the armored division is well positioned to increase its revenue year-over-year for the remainder of 2009 due to the DOS contract and the positive feedback we are receiving from other governmental agencies regarding our products and quality.

The decrease in composite sales of fiberglass reinforced plywood and other fiberglass products is due to the overall decline in the commercial truck and recreational vehicle markets.

Our total sales backlog was $61.2 million at June 27, 2009 compared to $73.6 million at June 28, 2008.

Cost of sales and gross profit

Gross profit decreased by $3.8 million, or 51.4%, to $3.6 million for the three months ended June 27, 2009 compared to $7.4 million for the three months ended June 28, 2008.  For the six months ended June 27, 2009, gross profit decreased by $8.6 million, or 57.3%, to $6.4 million compared to $15.0 million for the six months ended June 28, 2008.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period-to-period:

	Three Months Ended			Six Months Ended
	June 27, 2009	June 28, 2008	Percent Change	June 27, 2009	June 28, 2008	Percent Change
Material	59.9%	57.7%	2.2%	59.1%	57.5%	1.6%
Direct Labor	13.6	14.0	(0.4)	13.8	14.0	(0.2)
Overhead	17.0	15.5	1.5	18.4	15.8	2.6
Delivery	2.2	3.0	(0.8)	2.2	2.8	(0.6)
Cost of sales	92.7	90.2	2.5	93.5	90.1	3.4
Gross profit	7.3%	9.8%	(2.5)%	6.5%	9.9%	(3.4)%

Material — Material cost as a percentage of net sales increased for the three and six months ended June 27, 2009 when compared to the corresponding periods in 2008. The change in the material percentage is primarily related to changes in our product mix as a result of increased sales in our bus division, which has a higher material percentage, and accounted for 33.6% and 31.0% of our total net sales for the three and six months in 2009 compared to 25.6% and 25.2% for the same periods in 2008, respectively.  The material percentage for trucks remained relatively consistent from period-to-period.

Raw material costs have recently stabilized and have even begun to decrease for certain commodities, particularly for aluminum, steel, and petroleum-based products.  The Company closely monitors all major commodities and is continually reviewing the financial viability of its primary vendors.  We also strive to reduce manufacturing costs through the use of improved technologies, processes, and supply chain management tactics and strategies.

Direct Labor — Direct labor as a percentage of net sales decreased slightly for the three and six months ended June 27, 2009 when compared to the corresponding periods in 2008.  The slight decrease in the direct labor percentage was the result of efficiencies gained from using internal labor versus temporary labor as we have typically done to produce large fleet orders.  Historically, the labor percentage increases from startup training costs.  However, due to the reduction in fleet and retail orders for 2009 and the availability of experienced workers, the labor percentage decreased for both periods.

Overhead — Overhead as a percentage of net sales increased for the three and six months ended June 27, 2009 when compared to the corresponding periods in 2008.  The majority of the increase in the overhead percentage was due to the fixed nature of certain expenses that do not fluctuate when sales volume changes. Additionally, group health insurance expense was higher than anticipated for both periods as a result of a few high dollar claims.  In an effort to control future claim costs, the Company continues to implement changes to its employee health insurance plan design with a focus on preventive care.  We continue to focus on reducing expenses and managing our overhead cost structure based on sales volume levels.

Delivery — Delivery as a percentage of net sales decreased for the three and six months ended June 27, 2009 when compared to the corresponding period in 2008.  The Company continues to research and utilize more cost-effective delivery methods to reduce the adverse impact of high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses decreased by $1.6 million, or 22.9%, to $5.4 million for the three months ended June 27, 2009 compared to $7.0 million for the three months ended June 28, 2008.  For the six months ended June 27, 2009, selling, general and administrative expenses decreased by $2.8 million, or 20.0%, to $11.2 million compared to $14.0 million for the six months ended June 28, 2008.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period-to-period:

	Three Months Ended						Six Months Ended
($000’s omitted)	June 27, 2009		June 28, 2008		Change		June 27, 2009		June 28, 2008		Change
Selling expenses	$1,859	3.7%	$2,768	3.7%	$(909)	—%	$3,930	4.0%	$5,188	3.4%	$(1,258)	0.6%
G&A expenses	3,523	7.1	4,273	5.6	(750)	1.5	7,253	7.3	8,802	5.9	(1,549)	1.4
Total	$5,382	10.8%	$7,041	9.3%	$(1,659)	1.5%	$11,183	11.3%	$13,990	9.3%	$(2,807)	2.0%

Selling expenses — Selling expenses declined for the three and six months end June 27, 2009 when compared to corresponding periods in 2008.  The decrease is a result of lower commission expense, selling wages, and employee-related expenses due to lower sales volumes and several proactive cost reduction efforts.  These declines were partially offset by fewer cooperative marketing credits the Company received from chassis manufacturers.  These credits, determined solely by programs established by the chassis manufacturers, are used to offset marketing and promotional expenses.

G&A expenses — General and administrative expenses decreased for the three and six months ended June 27, 2009 when compared to corresponding periods in 2008.  The decrease was primarily attributable to headcount and wage reductions which are a large part of our cost savings initiatives which began in late 2008.

Other income

For the three months ended June 27, 2009, other income was $0.4 million (0.8% of net sales) compared to $0.3 million (0.4% of net sales) for the three months ended June 28, 2008.  For the six months ended June 27, 2009, other income was $0.7 million (0.7% of net sales) compared to $0.5 million (0.3% of net sales) for the six months ended June 28, 2008. Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company through its various business activities.

Interest expense

Interest expense was $0.6 million (1.2% of net sales) for the three months ended June 27, 2009 compared to $0.5 million (0.7% of net sales) for the three months ended June 28, 2008.  Interest expense remained relatively flat at $1.2 million (1.2% of net sales) and $1.1 million (0.7% of net sales) for the six months ended June 27, 2009 and June 28, 2008, respectively.   Interest expense reflects lower prevailing LIBOR and prime interest rates coupled with reduced debt levels due to lower working capital requirements.  This was offset by higher performance-based pricing provisions under the Company’s credit facility as recent operating losses triggered an increase in rate.

Income taxes

The Company’s estimated effective income tax rate was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits.  The combination of these tax benefits along with the incurred pretax losses resulted in an overall tax benefit position for the Company in each of the 2009 and 2008 periods presented.  The Company is estimating a 52.0% effective tax rate for the year ending December 26, 2009.  The effective tax rate for the year ended December 27, 2008 was 41.5%.  The increase in the effective tax rate is due to the fixed nature of the noted tax benefits along with the estimated pretax loss for the full year ending December 26, 2009.

Net income (loss) and earnings (loss) per share

Net income decreased by $1.3 million to ($1.1 million) (-2.2% of net sales) for the three months ended June 27, 2009, from $0.2 million (0.3% of net sales) for the three months ended June 28, 2008.  For the six months ended June 27, 2009, net income was ($2.5 million) (-2.5% of net sales) compared to $0.4 million (0.3% of net sales) for the six months ended June 28, 2008.  The following table presents basic and diluted earnings (loss) per share and the changes from period-to-period:

	Three Months Ended			Six Months Ended
	June 27, 2009	June 28, 2008	Change	June 27, 2009	June 28, 2008	Change
Earning (loss) per share:
Basic	$(0.08)	$0.02	$(0.10)	$(0.18)	$0.03	$(0.21)
Diluted	$(0.08)	$0.02	$(0.10)	$(0.18)	$0.03	$(0.21)

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

The Credit Agreement provides for a revolving line of credit facility of up to $30 million and which increases to $33 million during the period each year from January 1 to June 30.  Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate, or certain basis points above LIBOR, depending on the pricing option selected and the Company’s leverage ratio.  All borrowings under the Credit Agreement are secured by security interests covering certain inventories, trade receivables, and selected other assets of the Company.  As of June 27, 2009, the Company had $16.8 million utilized under its credit facility.

The Credit Agreement contains, among other matters, requirements for compliance with certain financial covenants.  During the quarter ended June 27, 2009, Supreme Corporation, the Company’s wholly-owned subsidiary, was not in compliance with the earnings-related covenant.  However, the Company obtained a waiver from its lender and is in the process of resetting certain existing covenant measurements to provide temporary relief during the ongoing recession.  Effective May 12, 2009, the credit facility maturity date was extended an additional 180 days to July 31, 2010, and as a result all borrowings under the credit facility at June 27, 2009 are classified as long-term debt.

Operating activities

Operating activities provided $13.4 million of cash for the six months ended June 27, 2009 compared to cash provided of $3.5 million for the six months ended June 28, 2008.  Through the second quarter of 2009, cash provided by operating activities was favorably impacted by a $4.8 million reduction in accounts receivable, an $8.2 million decrease in inventories, and an increase in accounts payable of $3.6 million.  This was offset by a $2.2 million decrease in other accrued liabilities and an increase in other current assets of $0.6 million.  Net income (loss), adjusted for depreciation and amortization, resulted in negative cash flows of $0.4 million and generated positive cash flows of $2.6 million during the first half of 2009 and 2008, respectively.

Investing activities

Cash used in investing activities was $0.7 million for the six months ended June 27, 2009 compared to $2.3 million for the six months ended June 28, 2008. Capital expenditures for the first half of 2009 were $1.3 million and consisted primarily of machinery to improve efficiencies at our armored truck division.  The Company expects and intends to invest primarily in replacement equipment for the remainder of 2009.

Financing activities

Financing activities used $13.6 million of cash for the six months ended June 27, 2009 compared to cash used of $2.4 million for the six months ended June 28, 2008.  The lower level of bank borrowing for the first half of the year primarily occurred as a result of the decrease in accounts receivable and inventory levels due to lower sales and production levels.  Due to the present industry conditions and ongoing economic recession, the Board of Directors has decided to suspend its dividend program. Future dividends will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant, and equipment expenditures, and other corporate purposes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 27, 2008.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance, and accrued warranty.

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

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, limitations on the availability of chassis on which the Company’s product is dependent, availability of raw materials, raw material cost increases, and severe interest rate increases.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows, and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

ITEM 4.                                              CONTROLS AND PROCEDURES.

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 27, 2009.

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

With the exception of some StarTrans bus products, Supreme generally does not purchase vehicle chassis for its inventory.  Supreme accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. Recently emerging from bankruptcy, General Motors Corp. (“GM”) has historically been the Company’s primary supplier of truck chassis, while Ford Motor Company (“Ford”) has been the primary supplier of bus chassis.  In the event of a disruption in supply from one major supplier, the Company would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a significant adverse effect on the Company’s business operations.

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

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Supreme Industries, Inc.’s annual meeting of stockholders was held on May 5, 2009.  Below is a summary of matters voted upon at that meeting.

a.               The following individuals were elected directors by the holders of the Company’s Class A Common Stock for a one-year term.

	Votes For (%)	Votes Withheld
Edward L. Flynn	9,081,085 (92.45)%	741,388
Mark C. Neilson	9,087,070 (92.51)%	735,403

Each of the following individuals was elected director by the holders of the Company’s Class B Common Stock for a one-year term by a vote of 2,134,166 in favor with 54,324 votes unvoted.

William J. Barrett

Robert J. Campbell

Thomas Cantwell

Herbert M. Gardner

Wayne A. Whitener

Robert W. Wilson

b.              Crowe Horwath LLP was ratified as the Company’s independent registered public accounting firm by a combined vote of the holders of the Company’s Class A and Class B Common Stock of 9,144,980 shares (93%) in favor, 495,223 shares against, and 182,268 shares abstaining.

ITEM 5.                                         OTHER INFORMATION.

The Credit Agreement contains, among other matters, requirements for compliance with certain financial covenants.  During the quarter ended June 27, 2009, Supreme Corporation, the Company’s wholly-owned subsidiary, was not in compliance with the earnings-related covenant.  However, the Company obtained a waiver from its lender and is in the process of resetting certain existing covenant measurements to provide temporary relief during the ongoing recession.  Effective May 12, 2009, the credit facility maturity date was extended an additional 180 days to July 31, 2010, and as a result all borrowings under the credit facility at June 27, 2009 are classified as long-term debt.

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

SUPREME INDUSTRIES, INC.

	BY:	/s/ Herbert M. Gardner
DATE: August 11, 2009	Herbert M. Gardner
Chairman of the Board and Chief Executive Officer

	BY:	/s/ Jeffery D. Mowery
DATE: August 11, 2009	Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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