Form 10-Q
period 2009-09-26
SUPREME INDUSTRIES INC
filed 2009-11-10
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at October 30, 2009
Class A	12,158,823
Class B	2,188,490

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 26,	December 27,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$66,890	$932,608
Investments	1,640,288	2,509,848
Accounts receivable, net	19,791,045	25,423,842
Inventories	34,909,064	44,248,516
Other current assets	8,502,347	6,335,740

Total current assets	64,909,634	79,450,554

Property, plant and equipment, at cost	89,967,644	94,128,405
Less, Accumulated depreciation and amortization	46,812,757	48,349,497

Property, plant and equipment, net	43,154,887	45,778,908

Other assets	1,183,544	295,109

Total assets	$109,248,065	$125,524,571

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	September 26,	December 27,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$613,489	$823,297
Revolving line of credit	20,314,490	—
Trade accounts payable	8,352,821	8,266,945
Accrued income taxes	662,380	675,200
Other accrued liabilities	7,933,137	9,349,112

Total current liabilities	37,876,317	19,114,554

Long-term debt	1,335,675	32,805,350

Deferred income taxes	2,403,698	2,403,698

Other long-term liabilities	585,158	818,053

Total liabilities	42,200,848	55,141,655

Stockholders’ equity	67,047,217	70,382,916

Total liabilities and stockholders’ equity	$109,248,065	$125,524,571

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Net sales	$50,101,178	$61,086,346	$148,978,349	$212,317,770
Cost of sales	46,215,513	55,666,495	138,652,416	191,907,710
Gross profit	3,885,665	5,419,851	10,325,933	20,410,060

Selling, general and administrative expenses	5,328,645	6,797,403	16,511,198	20,787,125
Other income	(102,972)	(160,959)	(780,998)	(670,470)
Operating income (loss)	(1,340,008)	(1,216,593)	(5,404,267)	293,405

Interest expense	623,566	508,368	1,780,330	1,625,273
Loss before income taxes	(1,963,574)	(1,724,961)	(7,184,597)	(1,331,868)

Income tax benefit	(435,000)	(1,094,910)	(3,151,000)	(1,144,910)
Net loss	$(1,528,574)	$(630,051)	$(4,033,597)	$(186,958)

Loss Per Share:
Basic	$(0.11)	$(0.04)	$(0.28)	$(0.01)
Diluted	(0.11)	(0.04)	(0.28)	(0.01)

Shares used in the computation of loss per share:
Basic	14,198,782	14,186,973	14,180,168	14,073,863
Diluted	14,198,782	14,186,973	14,180,168	14,073,863

Cash dividends per common share	$—	$—	$—	$0.19

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 26,	September 27,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,033,597)	$(186,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,117,219	3,194,638
Amortization of intangibles	—	36,278
Provision for losses on doubtful receivables	78,736	170,918
Stock-based compensation expense	469,810	465,616
Losses (gains) on sale of property, plant and equipment, net	(239,708)	28,868
Changes in operating assets and liabilities	11,281,311	544,351

Net cash provided by operating activities	10,673,771	4,253,711

Cash flows from investing activities:
Additions to property, plant and equipment	(1,655,555)	(2,823,868)
Proceeds from sale of property, plant and equipment	507,071	60,401
Purchases of investments	(85,625)	(1,142,316)
Proceeds from sale of investments	1,053,054	832,670
Decrease in other assets	6,559	6,559

Net cash used in investing activities	(174,496)	(3,066,554)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	55,813,354	89,915,986
Repayments of revolving line of credit and long-term debt	(67,178,347)	(90,044,061)
Payment of cash dividends	—	(2,491,484)
Proceeds from exercise of stock options	—	247,500

Net cash used in financing activities	(11,364,993)	(2,372,059)

Change in cash and cash equivalents	(865,718)	(1,184,902)

Cash and cash equivalents, beginning of period	932,608	1,266,133

Cash and cash equivalents, end of period	$66,890	$81,231

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and nine months ended September 26, 2009 and September 27, 2008 are for 13- and 39-week periods, respectively.

The Company evaluated its September 26, 2009 consolidated financial statements for subsequent events through November 10, 2009, the date the consolidated financial statements were issued.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105 which modifies the hierarchy of Generally Accepted Accounting Principles in the United States (“GAAP”) to include only two levels of GAAP: authoritative and nonauthoritative.  All of the content included in the ASC will be considered authoritative.  ASC is not intended to amend GAAP but codifies previous accounting literature.  ASC is effective for interim and annual periods ending after September 15, 2009.  We adopted the ASC when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending September 26, 2009.  The adoption of the ASC changed the referencing of authoritative accounting literature to conform to the ASC but did not have an impact on our consolidated results.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 3 — OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized gains (losses) on hedge-activity, net of tax, and unrealized gains (losses) on available-for-sale securities, net of tax.  Total comprehensive loss combines net loss and other comprehensive income (loss).

For the three- and nine-month periods ended September 26, 2009 and September 27, 2008, total and other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net loss	$(1,528,574)	$(630,051)	$(4,033,597)	$(186,958)
Other comprehensive income (loss)	97,530	(71,374)	228,088	(188,574)
Total comprehensive loss	$(1,431,044)	$(701,425)	$(3,805,509)	$(375,532)

NOTE 4 - INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	September 26,	December 27,
	2009	2008
Raw materials	$19,146,836	$24,596,110
Work-in-progress	6,994,731	8,204,857
Finished goods	8,767,497	11,447,549
	$34,909,064	$44,248,516

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 5 — FAIR VALUE MEASUREMENT

Generally accepted accounting principles define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Derivatives: Our derivative instruments consist of interest rate swaps, currently reflected as other long-term liabilities on the Consolidated Balance Sheets.  The Company obtains fair values from financial institutions who utilize internal models with observable market data inputs to estimate the fair value of these instruments (Level 2 inputs). An increase in interest rates since December 27, 2008 has resulted in a reduction in the liability of $232,895 and comprehensive income of $163,495, net of tax.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 6 — REVOLVING LINE OF CREDIT

Supreme Corporation, the Company’s wholly-owned subsidiary, amended its existing credit facility effective September 9, 2009.  This amendment reduced the line of credit available to Supreme Corporation to $25 million from $33 million and modified the two financial covenants regarding minimum tangible net worth and adjusted EBITDA measurements. The remaining terms of the credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 27, 2008.

During the quarter ended September 26, 2009, Supreme Corporation was not in compliance with an earnings-related covenant regarding adjusted EBITDA in its existing credit facility with JPMorgan Chase Bank, N. A. On November 6, 2009, the Company obtained consent from its lender to waive the earnings-related covenant through September 26, 2009. Additionally the lender modified the financial covenant regarding minimum tangible net worth and extended the credit facility maturity date three months from July 31, 2010 to October 31, 2010.

Although the maturity date is greater than one year, generally accepted accounting principles (specifically, ASC 470-10) require that a long-term debt be reclassified as current if management is of the opinion that the Company may not be able to cure the default at measurement dates that are within the next twelve months.  As a result of previous covenant violations and the current economic environment, management has changed the classification of the Company’s debt from long-term to current. This reclassification will have no effect on previously reported Consolidated Statement of Operations or Consolidated Statement of Cash Flows for the 2009 year. Regardless of the non-compliance with earnings-related covenants, the Company has made every scheduled payment of principal and interest.

NOTE 7 - LOSS PER SHARE

As of September 26, 2009, the assumed exercise or issuance of 253,013 shares and 186,797 shares for the three- and nine-month periods, respectively, relating to stock plans were not included in the computation of diluted loss per share. As of September 27, 2008, the assumed exercise or issuance of 200,669 shares and 171,755 shares for the three- and nine-month periods, respectively, relating to stock plans were not included in the diluted loss per share.  Inclusion of these shares in the respective periods would have been antidilutive.

NOTE 8 - STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the nine months ended September 26, 2009:

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 27, 2008	202,069	$4.81
Granted	—	n/a
Vested	(67,750)	5.04
Unvested, September 26, 2009	134,319	$4.69

The total fair value of the shares vested during the nine months ended September 26, 2009 was $341,249.

A summary of the status of the Company’s outstanding stock options as of September 26, 2009, and changes during the nine months ended September 26, 2009, are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 27, 2008	1,061,975	$5.65
Granted	196,000	1.56
Exercised	—	n/a
Forfeited	(11,893)	6.32
Outstanding, September 26, 2009	1,246,082	$5.00

As of September 26, 2009, outstanding options had an intrinsic value of $16,350 and a weighted-average remaining contractual life of 3.71 years.

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

The Company and its product offerings are sensitive to various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis and the availability of credit and financing to the Company, our vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008 and herein in Item 1A.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto elsewhere in this document.

Results of Operations

Overview

During the third quarter of 2009, Supreme continued to experience the impact of the severe economic recession, particularly in its core truck business and motorhome operations as has been the case since early 2008.  In our efforts to emerge from the current economic environment as an even more formidable competitor in our industry, we continue to carry out our strategy which includes cost containment, production efficiencies, market expansion and product diversification. Although we have reduced our annualized operating costs by more than $15 million over the past year, we still incurred a loss for the third quarter.  Management remains focused on further reducing our costs of operations in light of the product mix and revenue levels we are currently experiencing. The current industry consensus is that overall demand for our products is not expected to improve until mid-2010, though we can not provide any assurance that this will occur.

Additionally, during 2009, we have incurred production start-up costs in both our Pennsylvania and Oregon bus operations as we expanded capacity in those locations to meet the recent increase in bus demand. In our efforts to increase revenues, we have invested and focused more on marketing and selling into the specialty vehicle market and the larger fleet market. Further, we continually work to improve our operational processes, researching new materials to increase value to our customers with an emphasis on “green” materials and technologies, while also upgrading existing and developing new product offerings.

During 2009, we have incurred an operating loss primarily due to the approximate 40% decline in the commercial truck market over the past 12 months according to the latest Polk report, an industry commentary on the U.S. commercial vehicle market. With core dry freight trucks and related products having historically represented approximately 65% of our revenues on average over prior periods, our revenues have been dramatically affected by these conditions. The outlook for the commercial vehicle industry continues to be weak for the remainder of 2009. We believe that the current market condition may result in pent-up demand since the average age of vehicles in use is estimated to be over nine years compared to the historic average of six years. With recent improvements to our new Signature body and improved processes, we believe that our truck division is well positioned to capitalize on a modest recovery.

Additionally, the Company’s intense focus on asset management continues as evidenced by our total debt-to-equity ratio, which improved significantly since the beginning of 2009, along with a total debt level decrease of $11.4 million, or 34%.

Net Sales

Net sales for the three months ended September 26, 2009 decreased $11.0 million to $50.1 million compared to $61.1 million for the three months ended September 27, 2008.  Net sales for the nine months ended September 26, 2009 decreased $63.3 million to $149.0 million compared to $212.3 million for the nine months ended September 27, 2008. The following table presents the components of net sales and the changes from period-to-period:

	Three Months Ended				Nine Months Ended
($000’s omitted)	Sep 26, 2009	Sep 27, 2008	Change		Sep 26, 2009	Sep 27, 2008	Change
Specialized vehicles:
Trucks	$26,668	$34,305	$(7,636)	-22.3%	$78,207	$130,705	$(52,498)	-40.2%
Buses	19,515	20,992	(1,477)	-7.0%	50,190	59,115	(8,925)	-15.1%
Armored vehicles	2,735	932	1,803	193.5%	13,226	4,197	9,029	215.1%
Motorhomes	781	2,827	(2,046)	-72.4%	3,567	10,413	(6,846)	-65.7%
	49,699	59,055	(9,356)	-15.8%	145,190	204,430	(59,240)	-29.0%
Composites	402	2,031	(1,629)	-80.2%	3,788	7,888	(4,100)	-52.0%
	$50,101	$61,086	$(10,985)	-18.0%	$148,978	$212,318	$(63,340)	-29.8%

We attribute the decrease in our truck product sales primarily to the U.S. economic recession which resulted in an industry-wide decline in the retail truck market of approximately 40% over the past 12 months.  As a result of these market conditions, our retail customers ordered fewer units, resulting in a revenue decrease of 22% versus the comparable quarter in 2008.  This factor, combined with decreased orders from major fleet customers earlier in 2009, resulted in a revenue decrease of 40% for the nine months when compared to the comparable 2008 period.

Our StarTrans bus division continues to experience strong demand for its products resulting from the availability of funds from the Federal economic stimulus package and increased use of more economical public transportation.  With our recently expanded capacity and our strong backlog for this division, we anticipate favorable contributions for the remainder of 2009 and into 2010.

The armored division sales increase was primarily the result of our increased cash-in-transit business and our armored Suburban product line.  We believe that the armored division is well positioned to increase its revenue year-over-year for the remainder of 2009 due to the increased backlog and the positive feedback we are receiving from other governmental agencies regarding our products and quality.

The motorhome division continues to be impacted by the lack of financing available to retail customers and the excess supply of motorhomes in the market.  To mitigate losses, we are consolidating this operation, streamlining the production processes, and reviewing the product line to more effectively compete in this product group.

The decrease in composite sales of fiberglass reinforced plywood and other fiberglass products is due to the overall decline in the commercial truck and recreational vehicle markets.

Our total sales backlog was $61.9 million at September 26, 2009 compared to $64.9 million at September 27, 2008.

Cost of sales and gross profit

Gross profit decreased by $1.5 million, or 27.8%, to $3.9 million for the three months ended September 26, 2009 compared to $5.4 million for the three months ended September 27, 2008.  For the nine months ended September 26, 2009, gross profit decreased by $10.1 million, or 49.5%, to $10.3 million compared to $20.4 million for the nine months ended September 27, 2008.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended			Nine Months Ended
	Sep 26, 2009	Sep 27, 2008	Percent Change	Sep 26, 2009	Sep 27, 2008	Percent Change
Material	59.7%	59.0%	0.7%	59.3%	57.9%	1.4%
Direct Labor	13.7	13.6	0.1	13.8	13.9	(0.1)
Overhead	16.4	15.7	0.7	17.7	15.8	1.9
Delivery	2.4	2.8	(0.4)	2.3	2.8	(0.5)
Cost of sales	92.2	91.1	1.1	93.1	90.4	2.7
Gross profit	7.8%	8.9%	(1.1)%	6.9%	9.6%	(2.7)%

Material — Material cost as a percentage of net sales increased for the three and nine months ended September 26, 2009 when compared to the corresponding periods in 2008. The change in the material percentage is primarily related to changes in our product mix as a result of increased sales in our bus division, which has a higher material percentage, and accounted for 39.0% and 33.7% of our total net sales for the three and nine months in 2009 compared to 34.4% and 27.8% for the same periods in 2008, respectively.  The material percentage for trucks remained relatively constant from period to period.

Raw material costs have recently stabilized and have even begun to decrease for certain commodities, particularly for aluminum and steel products.  The Company closely monitors all major commodities and continually reviews the financial viability of its primary vendors.  We also strive to reduce manufacturing costs through the use of improved technologies, processes, and supply chain management tactics and strategies.

Direct Labor — Direct labor as a percentage of net sales was relatively consistent for the three and nine months ended September 26, 2009 when compared to the corresponding periods in 2008.  During this economic downturn the Company has worked toward improving the overall direct labor percentage and continues its effort in this regard.

Overhead — Overhead as a percentage of net sales increased for the three and nine months ended September 26, 2009 when compared to the corresponding periods in 2008.  The majority of the increase in the overhead percentage was due to the fixed nature of certain expenses that do not fluctuate when sales volume changes. Additionally, group health insurance expense was higher than anticipated for both periods as a result of a few high dollar claims.  In an effort to control future claim costs, the Company continues to implement changes to its employee health insurance plan design with a focus on preventive care.  We continue to focus on reducing expenses and managing our overhead cost structure based on sales volume levels.

Delivery — Delivery as a percentage of net sales decreased for the three and nine months ended September 26, 2009 when compared to the corresponding periods in 2008.  The Company continues to research and utilize more cost-effective delivery methods to reduce the adverse impact of high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses decreased by $1.5 million, or 22.1%, to $5.3 million for the three months ended September 26, 2009 compared to $6.8 million for the three months ended September 27, 2008.  For the nine months ended September 26, 2009, selling and G&A expenses decreased by $4.3 million, or 20.7%, to $16.5 million compared to $20.8 million for the nine months ended September 27, 2008.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended						Nine Months Ended
($000’s omitted)	Sep 26, 2009		Sep 27, 2008		Change		Sep 26, 2009		Sep 27, 2008		Change
Selling expenses	$1,748	3.5%	$2,817	4.6%	$(1,069)	(1.1)%	$5,677	3.8%	$8,006	3.8%	$(2,329)	—%
G&A expenses	3,581	7.1	3,980	6.5	(399)	0.6	10,834	7.3	12,781	6.0	(1,947)	1.3
Total	$5,329	10.6%	$6,797	11.1%	$(1,468)	(0.5)%	$16,511	11.1%	$20,787	9.8%	$(4,276)	1.3%

Selling expenses — Selling expenses declined for the three and nine months ended September 26, 2009 when compared to the corresponding periods in 2008.  The decrease was a result of lower commission expense, selling wages, and employee-related expenses due to lower sales volumes and several proactive cost reduction efforts.  These declines were partially offset by fewer cooperative marketing credits the Company received from chassis manufacturers.  These credits, determined solely by programs established by the chassis manufacturers, are used to offset marketing and promotional expenses.

G&A expenses — G&A expenses decreased for the three and nine months ended September 26, 2009 when compared to the corresponding periods in 2008.  The decrease was primarily attributable to employee headcount and related cost reductions, which are a large part of our cost savings initiatives which began in late 2008.

Other income

For the three months ended September 26, 2009, other income was $0.1 million (0.2% of net sales) compared to $0.2 million (0.3% of net sales) for the three months ended September 27, 2008.  For the nine months ended September 26, 2009, other income was $0.8 million (0.5% of net sales) compared to $0.7 million (0.3% of net sales) for the nine months ended September 27, 2008. Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company through its various business activities.

Interest expense

Interest expense was $0.6 million (1.2% of net sales) for the three months ended September 26, 2009 compared to $0.5 million (0.8% of net sales) for the three months ended September 27, 2008.  For the nine months ended September 26, 2009, interest expense was $1.8 million (1.2% of net sales) compared to $1.6 million (0.8% of net sales) for the nine months ended September 27, 2008.   The bank interest expense reflects lower prevailing LIBOR and prime interest rates coupled with reduced debt levels due to lower working capital requirements.  This was offset by higher performance-based pricing provisions under the Company’s credit facility as recent operating losses triggered an increase in rate.  Additionally, chassis interest expense increased due to the slowdown in the light-duty truck market causing a build-up of consigned chassis inventory.

Income taxes

The Company’s estimated effective income tax rate was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits.  The combination of these tax benefits along with the incurred pretax losses resulted in an overall tax benefit position for the Company in each of the 2009 and 2008 periods presented.  The Company estimates a 44% effective tax rate for the year ending December 26, 2009.  The effective tax rate for the year ended December 27, 2008 was 41.5%.  The increase in the effective tax rate is due to the fixed nature of the noted tax benefits along with the estimated pretax loss for the full year ending December 26, 2009.

Net loss and loss per share

Our net loss increased by $0.9 million to $1.5 million (-3.0% of net sales) for the three months ended September 26, 2009, from a net loss of $0.6 million (-1.0% of net sales) for the three months ended September 27, 2008.  For the nine months ended September 26, 2009, our net loss was $4.0 million (-2.7% of net sales) compared to a net loss of $0.2 million (-0.1% of net sales) for the nine months ended September 27, 2008.  The following table presents basic and diluted loss per share and the changes from period to period:

	Three Months Ended			Nine Months Ended
	Sep 26, 2009	Sep 27, 2008	Change	Sep 26, 2009	Sep 27, 2008	Change
Loss per share:
Basic	$(0.11)	$(0.04)	$(0.07)	$(0.28)	$(0.01)	$(0.27)
Diluted	$(0.11)	$(0.04)	$(0.07)	$(0.28)	$(0.01)	$(0.27)

Liquidity and Capital Resources

The Company believes that it has adequate availability in its current bank credit facility to finance future foreseeable working capital requirements.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate, or certain basis points above LIBOR, depending on the pricing option selected and the Company’s leverage ratio.  All borrowings under the Credit Agreement are secured by security interests covering certain inventories, trade receivables, and selected other assets of the Company.  As of September 26, 2009, the Company had $20.3 million utilized under its credit facility.

Supreme Corporation, the Company’s wholly-owned subsidiary, amended its existing credit facility effective September 9, 2009.  This amendment reduced the line of credit available to Supreme Corporation to $25 million from $33 million and modified the two financial covenants regarding minimum tangible net worth and adjusted EBITDA measurements. The remaining terms of the credit facility are substantially the same as the previous credit facility disclosed in the Annual Report on Form 10-K for the year ended December 27, 2008.

During the quarter ended September 26, 2009, Supreme Corporation was not in compliance with an earnings-related covenant regarding adjusted EBITDA in its existing credit facility with JPMorgan Chase Bank, N. A. On November 6, 2009 the Company obtained consent from its lender to waive the earnings-related covenant through September 26, 2009. Additionally the lender modified the financial covenant regarding minimum tangible net worth and extended the credit facility maturity date three months from July 31, 2010 to October 31, 2010.

Although the maturity date is greater than one year, generally accepted accounting principles (specifically, ASC 470-10) require that a long-term debt be reclassified as current if management is of the opinion that the Company may not be able to cure the default at measurement dates that are within the next twelve months.  As a result of previous covenant violations and the current economic environment, management has changed the classification of the Company’s debt from long-term to current. This reclassification will have no effect on previously reported Consolidated Statement of Operations or Consolidated Statement of Cash Flows for the 2009 year. Regardless of the non-compliance with earnings-related covenants, the Company has made every scheduled payment of principal and interest.

Operating activities

Operating activities provided $10.7 million of cash for the nine months ended September 26, 2009 compared to cash provided of $4.3 million for the nine months ended September 27, 2008.  Through the third quarter of 2009, cash provided by operating activities was favorably impacted by a $5.6 million reduction in accounts receivable resulting from the lower revenues in our core truck operations. Additionally, inventories decreased $9.3 million due improved inventory management and depressed business conditions. This was offset by a $1.4 million decrease in other accrued liabilities and an increase in other current assets of $2.2 million.  The net loss, adjusted for depreciation and amortization, resulted in unfavorable cash flows of $0.9 million and generated favorable cash flows of $3.0 million during the first nine months of 2009 and 2008, respectively.

Investing activities

Cash used in investing activities was $0.2 million for the nine months ended September 26, 2009 compared to $3.1 million for the nine months ended September 27, 2008. Capital expenditures for the first nine months of 2009 were $1.7 million and consisted primarily of purchases of machinery to improve efficiencies at our armored truck division.  This was offset by the sale of investments in our wholly-owned captive subsidiary totaling $1.0 million, and an additional $0.5 million in proceeds from the sale of property during the nine months ended September 27, 2009.  For the remainder of 2009, the Company expects to invest primarily in replacement equipment.

Financing activities

Financing activities used $11.4 million of cash for the nine months ended September 26, 2009 to principally pay down debt compared to cash used of $2.4 million for the nine months ended September 27, 2008.  The lower level of bank borrowing for the first nine months of the year occurred primarily as a result of the decrease in accounts receivable and inventory levels due to lower sales and production levels.  Because of the present industry conditions and ongoing economic recession, the Company’s Board of Directors suspended the Company’s dividend program effective as of February 16, 2009. Future dividends will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant, and equipment expenditures, and other corporate purposes.

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

Excess and Obsolete Inventories — The Company must make estimates regarding the future use of raw materials and finished products and provide for obsolete or slow-moving inventories.  If actual product life cycles, product demand, and/or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would adversely affect future operating results.

Inventory Relief — For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material adjusted for scrap and other estimated factors affecting inventory relief.  Because of our large and diverse product line and the customized nature of each order, it is difficult to place full reliance on the bills of material for accurate relief of inventories.  Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments (which are based on estimates) are necessary to assure correct relief of inventories for products sold.  The calculations to estimate costs not captured in the bill of materials take into account the customized nature of products, historical inventory relief percentages, scrap variances, and other factors which could impact inventory relief.

The accuracy of the inventory relief is not fully known until physical inventories are conducted at each of the Company’s locations. We conduct semi-annual physical inventories at a majority of our locations and schedule them in a manner that provides coverage in each of our calendar quarters. We have invested significant resources in our continuing effort to improve the physical inventory process and accuracy of our inventory accounting system.

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

The Company utilizes a wholly-owned small captive insurance company to insure certain of its business risks.  Certain risks, traditionally self-insured by the Company and its subsidiaries, are insured by the captive insurance subsidiary.  The captive insurance subsidiary helps the Company manage its risk exposures and, under the Internal Revenue Code, the net underwriting income of such small captive is not taxable.

Accrued Warranty — The Company provides limited warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are accrued at the time of sale and are based upon historical experience.

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, limitations on the availability of chassis on which the Company’s products are dependent, availability of raw materials, raw material cost increases, and severe interest rate increases.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows, and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

ITEM 4.              CONTROLS AND PROCEDURES.

a.             Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 26, 2009.

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

The recession may have a material adverse effect on the Company’s liquidity and financial condition if, under its current bank credit agreement, the Company’s ability to borrow money from its existing lender to finance its operations is reduced or eliminated. Similar adverse effects may also result if the Company realizes lessened credit availability from trade creditors. Additionally, many of our customers require the availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have further adverse effects on the Company’s business.

Volatility in the supply of vehicle chassis and other vehicle components resulting from the current recession could adversely affect our business.

With the exception of some StarTrans bus products, the Company generally does not purchase vehicle chassis for its inventory.  The Company accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. Recently emerging from bankruptcy, General Motors Corp. (“GM”) has historically been the Company’s primary supplier of truck chassis, while Ford Motor Company (“Ford”) has been the primary supplier of bus chassis.  In the event of a disruption in supply from one major supplier, the Company would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a significant adverse effect on the Company’s business operations.

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

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company to a vote of the Company’s security holders, through the solicitation of proxies, or otherwise, during the quarter ended September 26, 2009.

ITEM 5.              OTHER INFORMATION.

During the quarter ended September 26, 2009, Supreme Corporation was not in compliance with an earnings-related covenant regarding adjusted EBITDA in its existing credit facility with JPMorgan Chase Bank, N.A.  On November 6, 2009 the Company obtained consent from its lender to waive the earnings-related covenant through September 26, 2009. Additionally the lender modified the financial covenant regarding minimum tangible net worth and extended the credit facility maturity date three months from July 31, 2010 to October 31, 2010.

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

Exhibit 10.1	Amendment to Credit Facility dated September 9, 2009, filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2009, and incorporated herein by reference.
Exhibit 10.2	Note Modification Agreement dated September 9, 2009, filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 15, 2009, and incorporated herein by reference.
Exhibit 10.3*	Amendment No. Four to the Company’s Amended and Restated 2004 Stock Option Plan dated August 25, 2009.
Exhibit 10.4*	Amendment to Credit Agreement dated November 6, 2009.
Exhibit 10.5*	Note Modification Agreement dated November 6, 2009.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

BY: /s/ Herbert M. Gardner
DATE: November 10, 2009	Herbert M. Gardner
Chairman of the Board and Chief Executive Officer

BY: /s/ Jeffery D. Mowery
DATE: November 10, 2009	Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 10.1	Amendment to Credit Facility dated September 9, 2009, filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2009, and incorporated herein by reference.
Exhibit 10.2	Note Modification Agreement dated September 9, 2009, filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 15, 2009, and incorporated herein by reference.
Exhibit 10.3*	Amendment No. Four to the Company’s Amended and Restated 2004 Stock Option Plan dated August 25, 2009.
Exhibit 10.4*	Amendment to Credit Agreement dated November 6, 2009.
Exhibit 10.5*	Note Modification Agreement dated November 6, 2009.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.