Form 10-K
period 2009-12-26
SUPREME INDUSTRIES INC
filed 2010-03-24
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 26, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-8183

SUPREME INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-1670945
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

P.O. Box 237, 2581 E. Kercher Road Goshen, Indiana	46528
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (574) 642-3070

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Class A Common Stock ($.10 Par Value)	NYSE Amex

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the last closing sale price of $1.30 per share for the common stock on the NYSE Amex (formerly American Stock Exchange) on such date, was approximately $13,719,958.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 8, 2010
Class A Common Stock ($.10 Par Value)	12,227,860 shares
Class B Common Stock ($.10 Par Value)	2,120,382 shares

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 6, 2010  –  Part III

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

Supreme Corporation, the Company’s wholly-owned operating subsidiary, was formed in January 1984 to acquire a company engaged in the business of manufacturing, selling, and repairing specialized truck bodies, buses, and related equipment.

Financial Information About Operating Segments

The Company has two operating segments — specialized vehicles and fiberglass products.  The fiberglass products segment does not meet the quantitative thresholds for separate disclosure.  See segment information in Note 1 - Nature of Operations and Accounting Policies, of the Notes to Consolidated Financial Statements (Item 8).

General Description of the Company’s Business

The specialized vehicle industry consists of companies that manufacture and/or distribute specialized truck bodies and buses.  Depending on the product, it is either built directly on a truck chassis or built separately and installed at a later date.  The truck chassis, which consists of an engine, frame with wheels, and in some cases a cab, is manufactured by third parties who are major automotive or truck companies.  Such companies typically do not build specialized truck bodies.

Supreme’s core truck products are medium-priced, although prices can range from $4,000 to $175,000.  Supreme’s truck bodies are offered in aluminum, fiberglass reinforced plywood (“FRP”), FiberPanel, or molded fiberglass construction and are available in lengths of 8 to 30 feet and heights of up to 109 inches.  Examples of optional equipment offered by Supreme include lift gates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with the truck bodies to meet the end-user’s needs.

The following table shows net sales contributed by each of the Company’s continuing operation product categories:

	2009	2008	2007
Specialized vehicles:
Trucks	$98,167,373	$162,667,783	$209,180,974
Buses	70,976,280	79,139,207	65,409,725
Armored vehicles	18,751,395	6,002,900	13,813,434
	187,895,048	247,809,890	288,404,133
Composites	4,140,608	10,093,047	13,250,937
	$192,035,656	$257,902,937	$301,655,070

The following is a brief summary of Supreme’s products:

Signature Van bodies.  Supreme’s Signature Van bodies range from 10 to 28 feet in length with exterior walls assembled from one of several material options including pre-painted aluminum, FRP panels, or FiberPanels. Additional features include molded composite front and side corners, LED marker lights, sealed wiring harnesses, hardwood or pine flooring, and various door configurations to accommodate end-user loading and unloading requirements.  This product is adaptable for a diverse range of uses in dry-freight transportation.

Iner-City® cutaway van bodies.  An ideal route truck for a variety of commercial applications, the Iner-City bodies are manufactured on cutaway chassis which allow access from the cab to the cargo area.  Borrowing many design elements from Supreme’s larger van body, the Iner-City is shorter in length (10 to 17 feet) than a van body.

Portable storage containers.  Supreme has also applied its truck body expertise in developing multiple sizes of storage containers for companies in the expanding market of portable storage containers which provide warehouse storage of household goods.

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

Kold King® insulated van bodies.  Kold King insulated bodies, in lengths of up to 28 feet, provide versatility and dependability for temperature controlled applications.  Flexible for either hand-load or pallet-load requirements, they are ideal for multi-stop distribution of both fresh and frozen products.

Stake bodies.  Stake bodies are flatbeds with various configurations of removable sides.  The stake body is utilized for a broad range of agricultural and construction industries transportation needs.

Suburbans.  Supreme’s armored Suburban offers the same outside appearance and interior as a stock model Suburban, but with armored protection against hostile fire.  The protective vehicle is used abroad by governmental agencies.

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

Kold King®, Iner-City®, Spartan, StarTrans®, TourLiner®, and Fuel Shark are tradenames used by Supreme in its marketing of truck bodies and buses.  Kold King®, Iner-City®, StarTrans®, FiberPanel® and TourLiner® are trademarks registered in the U.S. Patent and Trademark Office.

Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies, and garbage packers.  Neither Supreme nor any of its competitors manufacture every type of specialized vehicle.

During the fourth quarter of 2009, the Company exited its Silver Crown luxury motorhome business. The unprecedented tight credit markets caused by the severe economic recession led to a significant reduction of new motorhome orders and the cancellation of existing orders.

Manufacturing

Supreme’s manufacturing facilities are located in Goshen and Ligonier, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania, and Woodburn, Oregon.  Supreme’s management estimates that the recent capacity utilization of its plants and equipment ranges from 40% to 75% of capacity when annualized on a one-shift basis.

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

Supreme is more vertically integrated than many of its competitors.  The Company manufactures its own fiberglass reinforced plywood and a portion of its fiberglass parts, and has extensive roll forming and metal bending capabilities.  A portion of the excess capacity of these fabrication capabilities has historically been used to supply products to the recreational vehicle and marine industries.  These component manufacturing facilities are located in Goshen and Ligonier, Indiana.

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

Supreme directly markets products in geographic areas where the Company does not have a distributor.  The Company currently operates distribution/mounting facilities in or near the cities of St. Louis, Missouri; Orlando, Florida; and Harrisville, Rhode Island.

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

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories.  The Company believes that its days sales outstanding and its days inventories on hand are within normal industry levels.  The Company had working capital of $21.5 million and $60.3 million at December 26, 2009, and December 27, 2008, respectively.  During the third quarter of 2009, the Company reclassified its revolving line of credit from long-term to current (See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters).

Major Customers

No single customer, or group of customers, accounted for 10% or more of the Company’s net sales for the fiscal years ended in 2009, 2008, and 2007.  The Company’s export sales are not significant.  For the years ended 2009 and 2008, one customer accounted for 16.6% and 13.3%, respectively, of the Company’s total trade accounts receivable.

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

Governmental Regulation

The Company’s operations are subject to a variety of federal, state, and local environmental and health and safety statutes and regulations including those related to emissions to the air, discharges to the water, treatment, storage, and disposal of water, and remediation of contaminated sites. From time to time, the Company has received notices of noncompliance with respect to our operations. These notices have typically been resolved by investigating the alleged noncompliance and correcting any noncompliant conditions.

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

Employees

As of December 26, 2009 and December 27, 2008, the Company employed approximately 1,400 and 1,500 employees, respectively, none of whom are represented by a collective bargaining unit.  The Company considers its relations with its employees to be very favorable.

Back Log

The Company’s backlog of firm orders was $68.1 million at December 26, 2009 compared to $60.0 million at December 27, 2008.

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

The ongoing economic uncertainty is having a significant negative impact on our industry.

The recent recession and the uncertainty over its breadth, depth, and duration have had a negative impact on the specialized commercial vehicle industry. Accordingly, our financial results have been negatively impacted by the economic downturn notwithstanding cost-cutting measures taken by the Company in response to such downturn. Both our financial results and potential for growth could be further hindered if economic uncertainties continue for a significant period or become worse. The Company may be forced to take additional cost-cutting measures which may adversely affect the Company’s ability to execute its business plan.

A lack of credit and financing availability to the Company, its vendors, dealers, or end users could adversely affect our business.

The Company’s liquidity and financial condition may be materially and adversely affected if, under its current bank credit agreement, the Company’s ability to borrow money from its existing lender to finance its operations is reduced or eliminated. Similar adverse effects may also result if the Company realizes lessened credit availability from trade creditors. Additionally, many of our customers require the availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have further adverse effects on the Company’s business.

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

Volatility in the supply of vehicle chassis and other vehicle components could adversely affect our business.

With the exception of some StarTrans bus products, the Company generally does not purchase vehicle chassis for its inventory.  The Company accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. Historically, General Motors Corp. (“GM”) has been the Company’s primary supplier of truck chassis, while Ford Motor Company (“Ford”) has been the primary supplier of bus chassis.  In the event of a disruption in supply from one major supplier, the Company would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a significant adverse effect on the Company’s business operations.

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

The competitive nature of the specialized vehicle industry creates a number of challenges for the Company.  Important factors include product pricing, quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications.  Specialized vehicles are produced by a number of smaller, regional companies which create product pricing pressures that could adversely impact the Company’s profits.  Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies and buses, because such manufacturers’ highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly specialized vehicles with various options and equipment.

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

From time to time, we have received notices of noncompliance with respect to our operations. These notices have typically been resolved by investigating the alleged noncompliance and correcting any non-compliant conditions.  New environmental requirements, more aggressive enforcement of existing ones, or discovery of presently unknown conditions could require material expenditures or result in liabilities which could limit expansion or otherwise have a material adverse effect on our business, financial condition, and operating cash flows.

A product liability claim in excess of our insurance coverage, or an inability to acquire or maintain insurance at commercially reasonable rates, could have a materially adverse effect upon our business.

We face an inherent risk of exposure to product liability claims if the use of our current and formerly manufactured products result, or are alleged to result, in personal injury and/or property damage.  If we manufacture a defective product, we may experience material product liability losses in the future.  In addition, we may incur significant costs to defend product liability claims.  We could also incur damages and significant costs in correcting any defects, lost sales, and suffer damage to our reputation.  Our product liability insurance coverage may not be adequate for liabilities we could incur and may not continue to be available on terms acceptable to us.

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

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve month period ended December 26, 2009, were $3.17 and $0.73, respectively.  Our Class A Common Stock is listed on the NYSE Amex exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve month period ended December 26, 2009, our daily trading volume has been as low as zero.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

As of March 8, 2010, our officers and directors as a group beneficially owned 29.5% of our Class A Common Stock and 91.1% of our Class B Common Stock.  As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company which may adversely affect our stock price.

Our outstanding Common Stock is split into two classes.  The Class A Common Stock is listed on the NYSE Amex exchange, and the holders thereof are entitled to elect two members of the Company’s Board of Directors.  The majority (91.1%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining six members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for you to receive any related take-over premium for your shares (unless the controlling group approves the sale).

Our internal controls provide only reasonable assurance that objectives are met. Failure of one or more of these controls could adversely affect the Company.

While the Company believes that its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.  The Company continues to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002.  Management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(See other risk factors listed under the following captions:  Critical Accounting Policies and Estimates and Forward-Looking Statements).

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                  PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Company.

	Square	Owned or
	Footage	Leased	Operating Segment
Manufacturing of Products
Jonestown, Pennsylvania	429,376	Owned	Specialized Vehicles
Goshen, Indiana	287,796	Leased	Specialized Vehicles
Goshen, Indiana	195,939	Owned	Specialized Vehicles
Cleburne, Texas	177,035	Owned	Specialized Vehicles
Woodburn, Oregon	116,760	Owned	Specialized Vehicles
Griffin, Georgia	105,379	Leased	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
Griffin, Georgia	86,400	Owned	Specialized Vehicles
White Pigeon, Michigan (1)	74,802	Owned	Specialized Vehicles
Ligonier, Indiana	23,540	Owned	Specialized Vehicles
	1,600,227

Manufacturing of Component Parts
Goshen, Indiana	57,570	Owned	Fiberglass Products
Ligonier, Indiana	52,142	Owned	Fiberglass Products
	109,712

Distribution
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Apopka, Florida	5,200	Owned	Specialized Vehicles
St. Louis, Missouri	4,800	Owned	Specialized Vehicles
Colorado Springs, Colorado	950	Leased	Specialized Vehicles
	30,950

Properties Held for Sale
Wilson, North Carolina (2)	113,694	Owned	Not Applicable
Streetsboro, Ohio (3)	11,900	Owned	Not Applicable
Springfield, Ohio (4)	11,200	Owned	Not Applicable
	136,794

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable

Total square footage	1,903,683

(1)          During the fourth quarter of 2009, the Company ceased business operations at its White Pigeon, Michigan facility which produced luxury motorhomes. The Company is in the process of assessing the viability of selling or leasing this facility.

(2)          During the third quarter of 2002, the Company ceased business operations at its manufacturing facility in Wilson, North Carolina.  Since then, the property has been, and continues to be, listed for sale; however, the Company has been unable to sell the property because of weak economic conditions and excess building facilities in this region of the country.  While retaining the right to sell the property to interested buyers, the Company does currently lease a portion of this property to an unrelated business.

(3)          During the first quarter of 2009, the Company ceased business operations at its Streetsboro, Ohio distribution facility.  This facility is currently being marketed for sale.

(4)          During the second quarter of 2009, the Company ceased business operations at its distribution facility in Springfield, Ohio.  This facility was sold on January 26, 2010.

The facilities owned or leased by the Company are well maintained, in good condition, and adequate for our purposes.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the NYSE Amex exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of March 8, 2010 was approximately 251.  Due to the number of shares held in nominee or street name, it is likely that there are substantially more than 251 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $2.70 per share on the NYSE Amex exchange on March 8, 2010 on which date there were 12,227,860 shares of Class A Common Stock outstanding.  Adjusted for the two percent (2%) and six percent (6%) common stock dividends declared and paid during 2008 (see dividend data below), high and low sales prices of the Class A Common Stock for the two-year period ended December 26, 2009 were:

	2009		2008
	High	Low	High	Low
1st Quarter	$1.65	$0.73	$5.95	$4.95
2nd Quarter	1.84	0.80	5.28	3.71
3rd Quarter	3.17	1.55	4.70	2.75
4th Quarter	2.99	1.85	2.83	0.68

All of the 2,120,382 outstanding shares of the Company’s Class B Common Stock were held by a total of 14 persons as of March 8, 2010.  There is no established trading market for the Class B Common Stock.  The Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B Common Stock is deemed to be beneficial ownership of the Class A Common Stock under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

The Company did not declare or pay any stock dividends during the year ended December 26, 2009.  The Board of Directors approved the following stock dividends on its outstanding Class A and Class B Common Stock during the year ended December 27, 2008:

			Stock Dividend
Declaration Date	Record Date	Paid Date	Per Share

2008
August 11, 2008	August 22, 2008	August 29, 2008	2%
November 10, 2008	November 21, 2008	November 28, 2008	6%

All basic and diluted shares outstanding have been adjusted to reflect the two percent (2%) and six percent (6%) common stock dividends declared and paid during 2008.

The Company did not declare or pay any cash dividends during the year ended December 26, 2009.  The Board of Directors approved the following cash dividends on its outstanding Class A and Class B Common Stock during the year ended December 27, 2008.  Adjusted for the common stock dividends declared and paid in 2008, cash dividends were:

Declaration Date	Record Date	Paid Date	Cash Dividend Per Share

2008
February 12, 2008	February 25, 2008	March 3, 2008	$.088
May 6, 2008	May 20, 2008	May 27, 2008	$.088

Future dividend payments will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant and equipment expenditures, and other corporate purposes.

Equity Compensation Plan Information

The following table provides information as of December 26, 2009 with respect to the shares of the Company’s Class A Common Stock that may be issued under the Company’s equity compensation plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,246,082	$5.00	60,100

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto.

All per share data have been adjusted to reflect the two percent (2%) and six percent (6%) common stock dividends declared and paid during 2008.

	For Fiscal Years Ended
	2009	2008	2007	2006	2005
Consolidated Statement of Continuing Operations Data:
(in millions, except per share amounts)
Net sales (a)	$192.0	$257.9	$301.7	$336.7	$341.3

Net income (loss) from continuing operations	(6.5)	(2.1)	4.2	4.9	8.3

Net income (loss) from continuing operations per share:
Basic earnings (loss) per share	(0.46)	(0.15)	0.30	0.35	0.62
Diluted earnings (loss) per share	(0.46)	(0.15)	0.30	0.35	0.60

Cash dividends per common share	—	0.18	0.35	0.35	0.24

Consolidated Balance Sheet Data:
(in millions)

Working capital (b)	$21.5	$60.3	$58.5	$66.6	$60.8

Total assets	109.4	125.5	132.8	142.1	137.4

Total debt	27.3	33.6	29.8	40.7	33.2

Stockholders’ equity	62.6	70.4	75.5	75.2	75.2

(a)          Net sales for 2005 have been adjusted from amounts previously reported as “Revenue” to exclude other income and report only net sales.

(b)         During the third quarter of 2009, the Company reclassified its revolving line of credit from long-term to current (See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary Supreme Corporation, is one of the nation’s leading manufacturers of specialized commercial vehicles. Utilizing a nationwide direct sales and distribution network, as well as manufacturing and service facilities in nine states across the continental United States, Supreme is able to meet the needs of customers across all of North America.

The Company engages principally in the production and sale of customized truck bodies, buses, and other specialty vehicles. Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty offerings include products such as customized armored vehicles, homeland response vehicles, and portable storage units.

The Company and its product offerings are sensitive to various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis, and the availability of credit and financing to the Company, our vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” of this document.

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto located in Item 8 of this document and pertain to continuing operations unless otherwise noted.

Results of Operations

Comparison of 2009 with 2008

For the year ended 2009, Supreme continued to experience significantly lower demand for its core dry-freight trucks.  We endured recession-related weak demand in the commercial truck market which resulted in a 52% year-over-year decline in unit shipments which was in addition to the 13% decrease in unit shipments experienced in 2008 as compared with 2007.  As core dry-freight trucks and related products having historically represented approximately 65% of our revenues, our total revenues have been dramatically affected by these conditions.  In our efforts to ultimately emerge from the current economic environment as one of the strongest companies in our industry, we continued to execute on our strategy of cost containment, production efficiencies, market expansion, and product diversification.

By the end of 2009, we had reduced our annualized operating costs by more than $15 million but were unable to adjust our cost structure rapidly enough to avoid losses for the past two years, which were the first loss years in the Company’s 35-year history. We continue to look for opportunities to make our operations leaner and have implemented additional cost reductions that should be realized in 2010.  The cumulative cost reductions have been derived from, among other factors, personnel and salary reductions, suspension of the Company’s 401K contributions, process improvements, plant closures and consolidations, outsourcing, and improved inventory management.

In addition, during the fourth quarter of 2009, the Company terminated its Silver Crown luxury motorhome business and has reclassified prior-period results accordingly as discontinued operations. The unprecedented tight credit markets caused by the severe economic recession led to a significant reduction of new motorhome orders and the cancellation of existing orders. During the year, we also incurred production start-up costs in both our Pennsylvania and Oregon bus operations as we expanded capacity in those locations to meet the recent increase in bus demand.

Having taken the above-described actions, we believe that we are more competitively positioned and look forward to achieving earnings when revenues improve from either core truck or other products. In our effort to increase revenues, we have invested in product improvements, technology, and our sales organization. We also increased efforts to sell product lines that have reasonable continuing market demand (i.e. buses, armored vehicles, etc.) while pursuing profitable dry-freight orders as business conditions permit.  With recent improvements to our new Signature body and improved production processes, we believe that our truck division is well-positioned to capitalize on an increase in demand for dry-freight units.  Further, we continually work to improve our operational processes, researching new materials to increase value to our customers with an emphasis on “green” materials and technologies, while also upgrading existing and developing new product offerings.

We believe that the commercial truck market is poised for a rebound since the average age of fleet vehicles in use is estimated to be more than nine years compared with the historic average of seven years. Some industry analysts are predicting truck sales to increase by double-digits in each of the next two years. With Supreme’s product diversification, cost reductions, and overall market share, we are positioned for a meaningful improvement in our financial performance if these predictions hold true.  However, in the event the dry-freight truck demand remains low and does not rebound from current levels during 2010, we will take additional measures to improve our financial performance while continuing to push for increased revenues from other product groups.

Finally, the Company’s focus on asset management continues as evidenced by our total debt-to-equity ratio which improved since the beginning of 2009, along with a total debt level decrease of 19% or $6.3 million.

Net Sales

Net sales for the year ended December 26, 2009 decreased $65.9 million to $192.0 million as compared with $257.9 million for the year ended December 27, 2008.  The following table presents the components of net sales and the changes from 2009 to 2008:

($000’s omitted)	2009	2008	Change
Specialized vehicles:
Trucks	$98,167	$162,668	$(64,501)	(39.7)%
Buses	70,976	79,139	(8,163)	(10.3)
Armored vehicles	18,752	6,003	12,749	212.4
	187,895	247,810	(59,915)	(24.2)
Composites	4,141	10,093	(5,952)	(59.0)
	$192,036	$257,903	$(65,867)	(25.5)%

We attribute the decrease in our truck product sales primarily to the economic recession which resulted in an industry-wide decline in demand within the retail truck market.  This, combined with decreased orders from major fleet customers in 2009, resulted in a revenue decrease of almost 40% for the year when compared to the 2008 year.  Based on industry data, we do not believe that we lost market share during 2008 and 2009 but rather the domestic dry-freight industry demand declined dramatically as a result of the overall economic conditions.  According to the POLK Commercial Vehicle Market Intelligence Report, calendar year 2009 represented the lowest total for new commercial vehicle registrations in a calendar year since POLK started tracking the data in 1985.

Although sales were down $8.2 million (10.3%) for the year, our StarTrans bus division continued to experience good demand due in part to the availability of funds from the 2009 federal economic stimulus plan and an increased use of more economical public transportation.  With our recently expanded capacity and our strong backlog for this division, we anticipate continued favorable contributions from our bus division in 2010.

The armored division sales increase of $12.7 million was primarily the result of our contract with the U.S. Department of State to produce armored Suburbans for embassies abroad.  We believe that the armored division is also well-positioned for 2010 due to the increased backlog and the positive response we are receiving from other governmental agencies regarding our armored product offerings and product quality.

The decrease in composite sales of fiberglass reinforced plywood and other fiberglass products of $6 million (59%) was due to the overall decline in the commercial truck market.

The Company’s sales backlog began to increase during the final quarter of 2009 reaching its highest level in more than a year and was up 13% to $68.1 million at December 26, 2009 as compared with $60.0 million at the end of December 2008. The improved backlog is related to increased demand for buses and armored vehicles while the truck backlog decreased from the prior year and was quite low when compared with backlog levels in more normal economic conditions.  Although not reflected in our year-end backlog levels, increased quoting activity in most of the Company’s sales territories, as well as signs of stabilization in the commercial truck market, have been observed.

Cost of sales and gross profit

Gross profit decreased by $11.4 million, or 47.5%, to $12.6 million for the year ended December 26, 2009 as compared with $24.0 million for the year ended December 27, 2008.  The following table presents the components of cost of sales as a percentage of net sales and the changes from 2009 to 2008:

	2009	2008	Percent Change
Material	58.8%	57.5%	1.3%
Direct Labor	14.0	14.0	—
Overhead	18.3	16.3	2.0
Delivery	2.3	2.9	(0.6)
Cost of sales	93.4	90.7	2.7
Gross profit	6.6%	9.3%	(2.7)%

Material — Material cost as a percentage of net sales increased by 1.3% for the year ended December 26, 2009 as compared with 2008. The change in the material percentage was primarily related to changes in our product mix reflecting our increased sales in our bus division, which has a higher material percentage than our core truck products, and accounted for 37.0% of our total net sales in 2009 compared to 30.7% for the same period in 2008.  The material percentage for the truck division increased slightly during the year resulting from higher sales discounts to win sales orders and due to producing more specialized truck units.

Raw material costs have recently stabilized for certain commodities, particularly for aluminum and steel products.  The Company closely monitors all major commodities and continually reviews the financial viability of its primary vendors.  We also strive to reduce manufacturing costs through the use of improved technologies, processes, and supply chain management tactics and strategies.

Direct Labor — The direct labor as a percentage of net sales (14%) was unchanged for the year ended December 26, 2009 as compared with 2008.  During this economic downturn the Company has worked toward improving the overall direct labor percentage and continues its effort in this regard.

Overhead — Overhead as a percentage of net sales increased by 2.0% for the year ended December 26, 2009 as compared with 2008.  The majority of the increase in the overhead percentage was due to the fixed nature of certain expenses that do not fluctuate when sales volume changes. Additionally, group health insurance expense was higher than anticipated as a result of a few large medical claims.  In an effort to control its health care costs, the Company continues to implement changes to its employee benefit plan design with an increased focus on preventive care.  We continue to focus on reducing operating expenses and managing our overhead cost structure based on prevailing sales levels.

Delivery — Delivery as a percentage of net sales decreased by 0.6% for the year ended December 26, 2009 as compared with 2008.  The Company continues to utilize more cost-effective delivery methods to counteract the adverse impact of high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses decreased by $4.0 million, or 15.3%, to $22.1 million for the year ended December 26, 2009 as compared with $26.1 million for the year ended December 27, 2008.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from 2009 to 2008:

($000’s omitted)	2009		2008		Change
Selling expenses	$7,358	3.8%	$9,844	3.8%	$(2,486)	—%
G&A expenses	14,712	7.7	16,297	6.3	(1,585)	1.4
Total	$22,070	11.5%	$26,141	10.1%	$(4,071)	1.4%

Selling expenses — Selling expenses declined for the year ended December 26, 2009 as compared with 2008.  The decrease was a result of lower commission expense, selling wages, and other employee-related expenses due to lower sales volumes and several proactive cost reduction efforts.  These declines were partially offset by fewer cooperative marketing credits the Company received from chassis manufacturers.

G&A expenses — G&A expenses decreased for the year ended December 26, 2009 as compared with 2008.  The decrease was primarily attributable to reduced employee headcount and the related payroll and benefits which are a large part of the cost savings initiatives begun in mid-2008.  The increase as a percentage of sales was due to the fixed nature of certain G&A expenses that do not fluctuate when sales volume changes.

Other income

For the year ended December 26, 2009, other income was $0.8 million (0.4% of net sales) as compared with $1.1 million (0.4% of net sales) for the year December 27, 2008. Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was $2.2 million (1.1% of net sales) for the year ended December 26, 2009 as compared with $1.9 million (0.7% of net sales) for the year ended December 27, 2008.  The increased bank interest expense reflected higher interest rates under the Company’s credit facility due to recent operating losses.  This was somewhat offset by lower prevailing LIBOR and prime interest rates coupled with reduced debt levels due to lower working capital requirements.  Chassis interest expense increased due to the slowdown in the light-duty truck market causing a build-up of consigned chassis inventory.  The Company continuously monitors the age of consigned chassis with the objective of minimizing chassis interest expense.

Income taxes

The Company’s estimated effective income tax rate was (39.6)% for the year ended December 26, 2009 as compared with (41.5)% for the year ended December 27, 2008.  The estimated effective income tax rate for both periods were favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits.  The combination of these tax benefits along with the incurred pretax losses resulted in an overall tax benefit position for the Company in each of the 2009 and 2008 years.

Net loss

Net loss from continuing operations increased by $4.4 million to $6.5 million (-3.4% of net sales) for the year ended December 26, 2009 from a net loss of $2.1 million (-0.8% of net sales) for the year ended December 27, 2008.

Discontinued Operations

As noted earlier, the Company terminated its Silver Crown luxury motorhome business and has reclassified prior-period results accordingly as discontinued operations. The unprecedented tight credit markets caused by the severe economic recession led to a significant reduction of new motorhome orders and the cancellation of existing orders.  The after tax loss from discontinued operations related to our Silver Crown recreational vehicle division was $2.2 million in 2009 and $0.9 million in 2008.

Basic and diluted loss per share

The following table presents basic and diluted loss per share and the changes from 2009 to 2008:

	2009	2008	Change
Basic and diluted net loss per share:
Loss from continuing operations	$(0.46)	$(0.15)	$(0.31)
Loss from discontinued operations	(0.16)	(0.07)	(0.09)
Net loss	$(0.62)	$(0.22)	$(0.40)

Comparison of 2008 with 2007

Discontinued operations

During the fourth quarter of 2009, the Company terminated its Silver Crown luxury motorhome business and has reclassified prior-period results accordingly as discontinued operations.  As a result, certain amounts in the comparison of 2008 with 2007 have been adjusted to reflect the reported discontinued operations to conform to the 2009 presentation.  These changes had no effect on stockholders’ equity or overall net income or losses as previously reported.

General

The following consolidated results of operations pertain to continuing operations unless otherwise noted.

Net Sales

Net sales for the year ended December 27, 2008 decreased $43.8 million to $257.9 million as compared with $301.7 million for the year ended December 29, 2007.  The decrease in net sales was primarily related to our truck body sales, our largest product group, which declined by $46.5 million.  Our armored truck division and composite division experienced a decline in net sales of $7.8 million and $3.2 million, respectively.  Partially offsetting these decreases was an increase in net sales by our StarTrans bus division of $13.7 million, or 21.0%, to $79.1 million for the year ended December 27, 2008.

The following table presents the components of net sales and the changes from 2008 to 2007:

($000’s omitted)	2008	2007	Change
Specialized vehicles:
Trucks	$162,668	$209,181	$(46,513)	(22.2)%
Buses	79,139	65,410	13,729	21.0
Armored vehicles	6,003	13,813	(7,810)	(56.5)
	247,810	288,404	(40,594)	(14.1)
Composites	10,093	13,251	(3,158)	(23.8)
	$257,903	$301,655	$(43,752)	(14.5)%

We attributed the decrease in our truck product sales to the economic recession which resulted in an industry-wide decline in the retail truck market.  Additionally, truck products were negatively impacted in the first half of 2008 by the cancellation of approximately $2.6 million of orders from a major fleet customer due to the disruption in the supply of General Motors (“GM”) chassis resulting from a labor dispute between the United Auto Workers and GM’s axle supplier. This labor dispute was settled in the second quarter, but returning to normal conditions was further delayed by a second labor strike against a chassis delivery provider which was later resolved. The disruption adversely affected our profitability and resulted in excess inventory carrying costs for both our fleet and retail business during the first half of 2008.

The armored division sales decline was the result of the economic environment and the highly competitive nature of the cash-in-transit business.

StarTrans bus division continued to experience strong demand resulting from increased use of mass transit due to the volatility of fuel prices and increased ridership as more individuals conserve energy to live a “green” life style.

Total sales backlog was $60.0 million at December 27, 2008 as compared with $87.0 million at December 29, 2007.

Cost of sales and gross profit

Gross profit decreased by $9.7 million, or 28.8%, to $24.0 million for the year ended December 27, 2008 as compared with $33.7 million for the year ended December 29, 2007.  The following table presents the components of cost of sales as a percentage of net sales and the changes from 2008 to 2007:

	2008	2007	Percent Change
Material	57.5%	56.7%	0.8%
Direct Labor	14.0	13.9	0.1
Overhead	16.3	15.5	0.8
Delivery	2.9	2.7	0.2
Cost of sales	90.7	88.8	1.9
Gross profit	9.3%	11.2%	(1.9)%

Material — Material cost as a percentage of net sales increased for the year ended December 27, 2008 as compared with 2007. The change in the material percentage was primarily related to higher raw material costs and product mix. Our change in product mix related to our bus division, which had a higher material percentage and accounted for a 30.7% of our total sales in 2008 compared to 21.7% for the same period in 2007.

Raw material costs, particularly for aluminum, steel, and petroleum-based products, increased in 2008. We attempted to address the unavoidable raw material cost increases by increasing the prices of our products to the limited extent that our highly competitive markets permitted. We announced price increases of 3.0% and 5.0% in March and June, respectively, on all core truck product lines.  Our StarTrans bus division implemented price increases of 2.5% and 3.0% effective in January and June, respectively.  We also strived to reduce manufacturing costs through the use of technology (i.e., robotics, innovative materials, etc.), lean manufacturing, and improved processes.  The ongoing efforts, as well as product diversification and the introduction of our Signature Van Body,  helped us to mitigate the effect of any future increases in raw material costs.

Direct Labor — Direct labor as a percentage of net sales increased for the year ended December 27, 2008 as compared with 2007.  The slight increase in the direct labor percentage was the result of inefficiencies resulting from the labor strikes (as discussed previously), timing of fleet customer buying patterns, and the normal startup costs of additional production lines to fulfill fleet orders.

Additionally, our StarTrans bus division experienced an increase in its labor percentage due to employee training costs associated with our regional plants’ bus production line start-up costs. The expanded capacity improved plant utilization while accelerating delivery to satisfy our bus backlog.

Overhead — Overhead as a percentage of net sales increased for the year ended December 27, 2008 as compared with 2007.  The majority of the increase in the overhead percentage was due to the fixed nature of certain expenses that do not fluctuate when sales volume changes.  The Company also experienced higher costs for research and development which was associated with the investments in Signature Van Body and the armored Suburban contract.  During 2008, the Company reduced its cost and benefited from changes to its group health insurance plan design.  Additionally, the Company’s continued safety efforts decreased our workers compensation expense year-over-year as additional programs were implemented.  We continued to focus on reducing expenses and managing our overhead cost structure based on our level of sales volume.

Delivery — Delivery as a percentage of net sales increased for the year ended December 27, 2008 as compared with 2007.  The Company continued to research and utilize more cost-effective delivery methods to reduce the adverse impact of volatile fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses decreased by $0.5 million, or 1.9%, to $26.1 million for the year ended December 27, 2008 as compared with $26.6 million for the year ended December 29, 2007.    The following table presents selling and G&A expenses as a percentage of net sales and the changes from 2008 to 2007:

($000’s omitted)	2008		2007		Change
Selling expenses	$9,844	3.8%	$9,658	3.2%	$186	0.6%
G&A expenses	16,297	6.3	16,911	5.6	(614)	0.7
Total	$26,141	10.1%	$26,569	8.8%	$(428)	1.3%

Selling expenses — Selling expenses increased by $0.1 million, or 1.0%, to $9.8 million for the year ended December 27, 2008 from $9.7 million for the year ended December 29, 2007.  This increase was due to the investment in training costs, literature, promotion, and advertising expenses resulting from the new Signature Van Body.  Partially offsetting this increase was a reduction in commission expense resulting from the lower sales volume in 2008 when compared to 2007.

G&A expenses — General and administrative expenses decreased by $0.6 million, or 3.6%, to $16.3 million for the year ended December 27, 2008 from $16.9 million for the year ended December 29, 2007.  This decrease in general and administrative expenses was primarily due to lower incentive compensation accruals as a result of the decrease in pretax income.  Additionally, we incurred one-time professional fees during 2007 related to complying with the requirements of the Sarbanes-Oxley Act of 2002.

Goodwill Impairment

In the fourth quarter of 2008, the Company recorded a goodwill impairment charge of approximately $0.7 million.  Goodwill was tested for impairment at December 27, 2008 and due primarily to the depressed market price of the Company’s Class A Common Stock and consequent difference between the market capitalization and book value of the Company, management recorded an impairment charge against the full balance of this asset.

Other income

For the year ended December 27, 2008, other income was $1.1 million (0.4% of net sales) as compared with $0.6 million (0.2% of net sales) for the year ended December 29, 2007.  Other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company through its various business activities.  This increase was primarily the result of gains recognized on the sale of two service and distribution centers.  The closure of the service and distribution centers resulted from the Company’s continued strategy to maximize efficiency through streamlined operations and reduced costs.

Interest expense

Interest expense was $1.9 million (0.7% of net sales) for the year ended December 27, 2008 as compared with $2.2 million (0.7% of net sales) for the year ended December 29, 2007.   This decrease in interest expense reflected lower prevailing interest rates coupled with lower working capital requirements resulting from lower sales volume.

Income taxes

The Company’s effective income tax rate was (41.5)% for the year ended December 27, 2008, as compared with 23.8% for the year ended December 29, 2007.  The estimated effective income tax rate for both periods was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits.  The substantially lower pretax income for fiscal 2008 resulted in a tax benefit position for the Company.

Net income (loss)

Net income (loss) from continuing operations decreased by $6.3 million to $(2.1) million (-0.8% of net sales) for the year ended December 27, 2008, from $4.2 million (1.4% of net sales) for the year ended December 29, 2007.

Intangible asset impairment on discontinued operations

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

Basic and diluted earning (loss) per share

The following table presents basic and diluted earnings (loss) per share and the changes from 2008 to 2007:

	2008	2007	Change
Basic and diluted net earning (loss) per share:
Earning (loss) from continuing operations	$(0.15)	$0.30	$(0.45)
Earning (loss) from discontinued operations	(0.07)	—	(0.07)
Net earnings (loss)	$(0.22)	$0.30	$(0.52)

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under a credit facility with JPMorgan Chase Bank, N. A., entered into by Supreme Corporation, the Company’s wholly-owned subsidiary. Principal uses of cash have been to support working capital demands, meet debt service requirements, and finance capital expenditure needs.

Operating activities

Cash flows from operations represent the net income earned or the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Operating activities provided $7.3 million of cash for the year ended December 26, 2009 as compared with cash provided of $1.1 million for the year ended December 27, 2008.  In 2009, cash provided by operating activities was favorably impacted by a $12.7 million reduction in inventory due to lower production levels related to lower sales and also improved inventory management. During 2009, the Company improved its inventory management resulting in higher inventory turns which increased by over 20% year-over-year.  Further, the accounts receivable decreased by $2.3 million resulting from the lower revenues and accounts payable increased by $1.6 million as a result of ongoing operating cash management strategies. This was offset by a $2.7 million increase in other current assets resulting principally from an increase in income tax refund claims receivable.  Additionally, other accrued liabilities decreased $1.6 million principally due to lower customer deposits in 2009.  The net loss, adjusted for depreciation and amortization, unfavorably impacted cash flows by $4.7 million for the year ended December 26, 2009.

Investing activities

Cash used in investing activities was $0.4 million for the year ended December 26, 2009 as compared with $3.1 million for the year ended December 27, 2008. Capital expenditures for the year totaled $1.9 million and consisted primarily of replacement machinery and equipment to improve efficiencies at our armored truck division.  This was offset by the sale of investments of $1.1 million in our wholly-owned captive insurance subsidiary and an additional $0.5 million in proceeds from the sale of assets during the year ended December 26, 2009.

Financing activities

Financing activities used $6.7 million of cash for the year ended December 26, 2009 principally to pay down bank debt as compared with cash provided of $1.6 million for the year ended December 27, 2008.  The lower level of bank borrowings for the year occurred primarily as a result of the decreased inventories resulting principally from lower production and inventory management practices.  Effective December 23, 2009, the Company terminated its interest rate swap arrangement and paid $375,000 (the fair value of the swap on such date).  Because of the prevailing industry conditions, the Company’s Board of Directors suspended paying cash dividends effective as of February 16, 2009. Future dividends will  be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant, and equipment expenditures, and other corporate purposes.

Capital Resources

During the quarter ended December 26, 2009, Supreme Corporation, the Company’s wholly-owned subsidiary, was not in compliance with an earnings-related covenant and a minimum tangible net worth covenant in its Credit Agreement.  The Company is in the process of obtaining an amendment to the Credit Agreement that will waive the covenant defaults and suspend the measurements until the second quarter of 2010 to provide the Company, with the assistance of consultants engaged in February 2010, time to refine and implement its profit improvement plan. Additionally, the amendment will require the Company and its subsidiaries to pledge all assets as collateral under the Credit Agreement. Management, based on discussions with the bank, is reasonably confident that in the near future the Company will conclude a satisfactory amendment with the bank. Despite the non-compliance with covenants, the Company has made every scheduled payment of principal and interest on a timely basis. The remaining terms of the Credit Agreement are substantially the same as the previous Credit Agreement disclosed in the Annual Report on Form 10-K for the year ended December 27, 2008.

During the third quarter, and as a result of previous covenant violations, management changed the classification of the Company’s bank revolving credit facility obligations from a long-term liability to a current liability.  Management was of the opinion that the Company may not be able to cure potential covenant defaults at measurement dates that are within the next twelve months.  This reclassification had no effect on previously-reported Consolidated Statement of Operations or Consolidated Statement of Cash Flows for the 2009 year.

Interest on outstanding borrowings under the bank revolving line of credit is based on the bank’s prime rate, or certain basis points above LIBOR, depending on the pricing option selected and the Company’s leverage ratio (effective rate of 4.05% and 5.35% at December 26, 2009 and December 27, 2008, respectively).

Summary of Liquidity and Capital Resources

The Company’s primary capital requirements are to support working capital demands, meet its debt service obligations, and finance capital expenditure requirements. The Company has a substantial asset collateral base which it believes is more than sufficient to support the outstanding revolving line of credit balance. Further, additional liquidity is obtained through selling products and collecting the resulting trade accounts receivable. The funds collected are used to pay creditors, employees, and to fund working capital requirements.

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

As of December 26, 2009, the Company had $22.0 million utilized under its $25.0 million credit facility. The Company believes that it has adequate availability under its current bank credit facility and sufficient additional liquidity resources to finance working capital requirements for 2010.

Contractual Obligations

The Company’s fixed, noncancelable obligations as of December 26, 2009 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$27,341,699	$26,226,289	$498,332	$417,078	$200,000
Operating leases (b)	468,551	443,401	25,150	—	—
Total	$27,810,250	$26,669,690	$523,482	$417,078	$200,000

(a)         Amounts are included on the Consolidated Balance Sheets.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding property leases.

The Company’s historical practice has been to exclude the interest payments from the contractual obligations table due to the variability of its interest rates and the variability in its revolving line of credit which represented 94% of its debt obligations at December 26, 2009.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance, accrued warranty, and impairment of goodwill and intangible assets.

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

The accuracy of the inventory relief is not fully known until physical inventories are conducted at each of the Company’s locations. We conduct semi-annual physical inventories at a majority of locations and schedule them in a manner that provides coverage in each of our calendar quarters. We have invested significant resources in our continuing effort to improve the physical inventory process and accuracy of our inventory accounting system.

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

Impairment of Goodwill - The Company has a policy of evaluating the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to:  (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  The fair value of the reporting unit is estimated using a combination of the discounted cash flows approach and consideration of the Company’s aggregate market value of its common stock.  As of December 26, 2009, the Company did not carry a goodwill balance.

For the year ended December 27, 2008, the carrying amount of the Company’s specialized vehicles reporting unit exceeded its fair value which required a measurement of the impairment loss.  The impairment loss was calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount.  In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values.  The Company has determined there was no excess fair value over the amount assigned to the reporting unit’s other assets and liabilities.  An impairment loss was recognized for the full carrying value of the goodwill which totaled $735,014 at December 27, 2008.

Impairment of Intangible Assets - The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  Such circumstances could include, but are not limited to:  (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss is recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The Company estimates the value of its customer list based on various valuation techniques including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.  As of December 26, 2009, the Company did not carry an intangible asset balance.  During the fourth quarter of 2008, the Company recorded an impairment charge for the full carrying amount of its customer list which totaled $588,507.

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

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Index to Financial Statements

1. Financial Statements:

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of December 26, 2009 and December 27, 2008	27

Consolidated Statements of Operations for the years ended December 26, 2009, December 27, 2008 and December 29, 2007	28

Consolidated Statements of Stockholders’ Equity for the years ended December 26, 2009, December 27, 2008 and December 29, 2007	29

Consolidated Statements of Cash Flows for the years ended December 26, 2009, December 27, 2008 and December 29, 2007	30

Notes to Consolidated Financial Statements	31-47

2. Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 26, 2009, December 27, 2008 and December 29, 2007	48

All other schedules are omitted because they are not applicable.

3. Supplementary Data

Quarterly Results (Unaudited)	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Supreme Industries, Inc.

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II — Valuation and Qualifying Accounts.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

South Bend, Indiana
March 24, 2010

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets

December 26, 2009 and December 27, 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,222,411	$932,608
Investments	1,645,407	2,509,848
Accounts receivable, net of allowance for doubtful accounts of $70,000 in 2009 and $290,000 in 2008	22,710,669	25,423,842
Refundable income taxes	5,028,061	2,244,129
Inventories	31,553,351	44,248,516
Deferred income taxes	1,758,179	1,642,363
Other current assets	2,084,060	2,449,248
Total current assets	66,002,138	79,450,554

Property, plant and equipment, net	42,237,084	45,778,908

Other assets	1,181,357	295,109
Total assets	$109,420,579	$125,524,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$26,226,289	$823,297
Trade accounts payable	9,906,429	8,266,945
Accrued wages and benefits	1,714,801	1,924,311
Accrued self-insurance	1,454,069	1,847,727
Customer deposits	539,553	1,644,234
Accrued warranty	1,377,000	1,473,000
Accrued income taxes	989,300	675,200
Other accrued liabilities	2,300,828	2,459,840
Total current liabilities	44,508,269	19,114,554

Long-term debt	1,115,410	32,805,350

Deferred income taxes	1,211,262	2,403,698

Other long-term liabilities	—	818,053
Total liabilities	46,834,941	55,141,655

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 20,000,000 shares, issued 14,704,399 shares in 2009 and 14,586,634 in 2008	1,470,440	1,458,664
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued 2,161,058 shares in 2009 and 2,188,490 shares in 2008	216,106	218,849
Additional paid-in capital	71,185,093	70,603,235
Retained earnings	11,762,111	20,573,244
Treasury stock, Class A Common Stock, at cost, 2,631,500 shares in 2009 and 2,641,050 shares in 2008	(21,771,537)	(21,853,337)
Accumulated other comprehensive loss	(276,575)	(617,739)
Total stockholders’ equity	62,585,638	70,382,916

Total liabilities and stockholders’ equity	$109,420,579	$125,524,571

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Operations

for the years ended December 26, 2009, December 27, 2008 and December 29, 2007

	2009	2008	2007

Net sales	$192,035,656	$257,902,937	$301,655,070
Cost of sales	179,411,490	233,946,559	267,957,812
Gross profit	12,624,166	23,956,378	33,697,258

Selling, general and administrative expenses	22,070,040	26,140,767	26,569,551
Goodwill impairment	—	735,014	—
Other income	(838,032)	(1,123,848)	(586,878)
Operating income (loss)	(8,607,842)	(1,795,555)	7,714,585

Interest expense	2,212,168	1,853,463	2,209,253
Income (loss) from continuing operations before income taxes	(10,820,010)	(3,649,018)	5,505,332

Income tax expense (benefit)	(4,286,818)	(1,512,535)	1,312,931
Income (loss) from continuing operations	(6,533,192)	(2,136,483)	4,192,401

Discontinued operations
Operating loss of discontinued motorhome operations, net of tax	(2,209,541)	(924,936)	(28,596)
Net income (loss)	$(8,742,733)	$(3,061,419)	$4,163,805

Earnings (loss) Per Share:
Earnings (loss) from continuing operations	$(0.46)	$(0.15)	$0.30
Earnings (loss) from discontinued operations	(0.16)	(0.07)	—
Net earnings (loss)	$(0.62)	$(0.22)	$0.30

Shares used in the computation of earnings (loss) per share:
Basic	14,187,207	14,110,103	13,871,471
Diluted	14,187,207	14,110,103	13,983,749

Cash dividends per common share	$—	$.18	$.35

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 26, 2009, December 27, 2008 and December 29, 2007

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 30, 2006	13,155,160	$1,315,516	2,024,133	$202,413	$65,499,875	$29,008,233	$(20,910,173)	$92,817	$75,208,681
Net income	—	—	—	—	—	4,163,805	—	—	4,163,805
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(300,888)	(300,888)
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	8,652	8,652
Total comprehensive income									3,871,569
Cash dividends ($.35 per share)	—	—	—	—	—	(4,873,991)	—	—	(4,873,991)
Exercise of stock options	302,834	30,284	—	—	1,502,229	—	(688,719)	—	843,794
Issuance of 10,000 shares of common stock	—	—	—	—	—	(12,200)	83,000	—	70,800
Issuance of restricted stock	3,180	318	—	—	16,631	—	—	—	16,949
Stock-based compensation	—	—	—	—	255,899	—	—	—	255,899
Tax benefit of disqualifying stock option dispositions	—	—	—	—	73,384	—	—	—	73,384
Balance, December 29, 2007	13,461,174	1,346,118	2,024,133	202,413	67,348,018	28,285,847	(21,515,892)	(199,419)	75,467,085
Net loss	—	—	—	—	—	(3,061,419)	—	—	(3,061,419)
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(310,607)	(310,607)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(107,713)	(107,713)
Total comprehensive loss									(3,479,739)
Common stock dividends	911,209	91,121	164,357	16,436	2,014,575	(2,122,132)	—	—	—
Cash dividends ($.18 per share)	—	—	—	—	—	(2,491,612)	—	—	(2,491,612)
Exercise of stock options	148,500	14,850	—	—	668,255	—	(435,605)	—	247,500
Issuance of 12,000 shares of common stock	—	—	—	—	—	(37,440)	98,160	—	60,720
Issuance of restricted stock	65,751	6,575	—	—	366,873	—	—	—	373,448
Stock-based compensation	—	—	—	—	205,514	—	—	—	205,514
Balance, December 27, 2008	14,586,634	1,458,664	2,188,490	218,849	70,603,235	20,573,244	(21,853,337)	(617,739)	70,382,916
Net loss	—	—	—	—	—	(8,742,733)	—	—	(8,742,733)
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	275,353	275,353
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	65,811	65,811
Total comprehensive loss									(8,401,569)
Issuance of 10,000 shares of common stock	—	—	—	—	—	(68,400)	81,800	—	13,400
Issuance of restricted stock	90,333	9,033	—	—	454,999	—	—	—	464,032
Conversion of 27,432 shares of Class B shares to Class A shares	27,432	2,743	(27,432)	(2,743)	—	—	—	—	—
Stock-based compensation	—	—	—	—	126,859	—	—	—	126,859
Balance, December 26, 2009	14,704,399	$1,470,440	2,161,058	$216,106	$71,185,093	$11,762,111	$(21,771,537)	$(276,575)	$62,585,638

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 26, 2009, December 27, 2008 and December 29, 2007

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(8,742,733)	$(3,061,419)	$4,163,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,085,025	4,268,447	4,295,739
Building impairment	80,000	—	—
Amortization of intangibles	—	48,370	48,370
Goodwill and intangible asset impairment	—	1,323,521	—
Provision for losses on doubtful receivables	762,871	238,580	177,785
Deferred income taxes	(1,509,858)	(412,700)	(331,000)
Stock-based compensation expense	604,291	639,682	343,648
Losses (gains) on sale of property, plant, and equipment, net	(179,129)	(234,894)	24,284
Changes in operating assets and liabilities
Accounts receivable	2,250,302	2,965,902	2,310,167
Inventories	12,695,165	2,394,964	6,862,887
Other current assets	(2,718,744)	(714,205)	(778,759)
Trade accounts payable	1,639,484	(6,375,671)	1,134,175
Other current liabilities	(1,648,761)	16,055	194,529

Net cash provided by operating activities	7,317,913	1,096,632	18,445,630

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	511,571	955,363	66,003
Additions to property, plant and equipment	(1,850,637)	(3,577,094)	(3,426,268)
Proceeds from sale of investments	1,053,054	832,670	544,804
Purchases of investments	(88,896)	(1,283,253)	(1,203,900)
Decrease in other assets	8,746	8,746	408,745

Net cash used in investing activities	(366,162)	(3,063,568)	(3,610,616)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	70,742,407	120,761,270	105,717,892
Repayments of revolving line of credit and other long-term debt	(77,029,355)	(116,883,747)	(116,637,422)
Settlement of interest rate swap	(375,000)	—	—
Payment of cash dividends	—	(2,491,612)	(4,873,991)
Tax benefit of disqualifying stock option dispositions	—	—	73,384
Proceeds from exercise of stock options	—	247,500	843,793

Net cash provided by (used in) financing activities	(6,661,948)	1,633,411	(14,876,344)

Change in cash and cash equivalents	289,803	(333,525)	(41,330)

Cash and cash equivalents, beginning of year	932,608	1,266,133	1,307,463

Cash and cash equivalents, end of year	$1,222,411	$932,608	$1,266,133

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,630,245	$2,223,660	$2,563,934
Income taxes, net	(58,912)	(694,256)	1,794,197
Noncash investing and financing activities:
Common stock dividends	—	2,122,132	—
Issuance of stock options	—	435,605	688,719

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the “Company”) manufacture specialized vehicles including truck bodies, buses, and armored vehicles.  The Company’s core products include cutaway and dry-freight van bodies, refrigerated units, stake bodies, and other specialized vehicles including shuttle buses.  At December 26, 2009, the Company operated at nine manufacturing, distribution, and component manufacturing locations.  The Company’s customers are located principally in the United States of America.

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

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December.  The fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007 each contained 52 weeks.

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

Revenue Recognition - The production of specialized truck bodies, buses, and armored vehicles starts when an order is received from the customer, and revenue is recognized when the unit is shipped to the customer.  Revenue on certain customer requested bill and hold transactions is recognized subsequent to when the customer is notified that the products have been completed according to customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery based upon established delivery terms.

Net sales are net of cash discounts which the Company offers its customers in the ordinary course of business.

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions.  For the years ended 2009 and 2008, one customer accounted for 16.6% and 13.3%, respectively, of the Company’s total trade accounts receivable.  As of year-end, no other customer represented more than 10% of the Company’s total accounts receivable.  The Company performs ongoing credit evaluations of its customers and credit is extended on an unsecured basis.

Advertising - The Company expenses advertising costs as incurred.  Advertising costs for the years ended December 26, 2009, December 27, 2008, and December 29, 2007 were $124,650, $184,376, and $230,634, respectively.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

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

At December 27, 2008, the Company had an interest rate swap agreement outstanding with a notional amount of $15,000,000.  The interest rate swap agreement provided a 4.71% fixed interest rate and matures on July 28, 2010.  The interest rate swap agreement was designated and qualified as a cash flow hedging instrument.  It was fully effective, resulting in no net gain or loss recorded in the consolidated statements of operations.  The fair value of the contract at December 27, 2008, was a liability of $818,053 and changes in fair value of the financial instrument, net of applicable income taxes, were adjusted through accumulated other comprehensive income (loss).

Effective December 23, 2009, the Company terminated its interest rate swap arrangement and paid $375,000, the fair value of the swap on such date.  As the terminated swap arrangement was no longer an effective hedge against changes in interest rates, the swap was de-designated.  The Company is amortizing losses on the swap included in other comprehensive income as of the date of the de-designation into net income (loss) in 2010 over the remaining seven month life of the swap utilizing the straight-line method.

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company utilizes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The hierarchy is as follows:

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

As of December 27, 2008, the Company’s derivative instruments consisted of interest rate swaps.  As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).  As of December 26, 2009, the Company had no derivative instruments.

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of December 26, 2009 and December 27, 2008 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 26, 2009 and December 27, 2008, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments -  The Company categorizes its investments as either trading, available-for-sale, or held-to-maturity.  The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income (loss).  The Company determined fair values of investments available for sale by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  Dividend and interest income are accrued as earned.  The Company reviews its investments quarterly for declines in market value that are other than temporary.

Accounts Receivable - The Company accounts for trade receivables based on the amounts billed to customers.  Past due receivables are determined based on contractual terms.  The Company does not accrue interest on any of its trade receivables.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is determined by management based on the Company’s historical losses, specific customer circumstances, and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

Inventories - Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost.  For financial reporting purposes, depreciation is provided based on the straight-line method over the estimated useful lives of the assets.  The useful life of each class of property is as follows:  land improvements (22 years); buildings (40 years); and machinery and equipment (3 to 10 years).  For financial reporting purposes, leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the asset or term of the lease, except for the leasehold improvements associated with the leased facilities in Goshen, Indiana, and Griffin, Georgia, which are leased from a related party (a partnership whose partners include four directors/stockholders of the Company).  These related party leases include a provision whereby upon termination of the leases, the lessor is obligated to pay the lessee a cash payment equal to the unamortized balance of any leasehold improvements.  Accordingly, leasehold improvements to these leased facilities are amortized over the useful life of the asset (15 to 40 years).  Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in operations (included in other income in the consolidated statements of operations).  Expenditures for repairs and maintenance are charged to operations as incurred.  Betterments and major renewals are capitalized and recorded in the appropriate asset accounts.

Intangible Assets - The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  Such circumstances could include, but are not limited to:  (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  The Company measures the carrying

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

amount of the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The Company estimated the value of its customer list based on various valuation techniques including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.  During the fourth quarter of 2008, the Company recorded an impairment charge for the full carrying amount of its customer list acquired in 2006 which totaled $588,507.

Goodwill - The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to:  (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  The fair value of the reporting unit is estimated using a combination of the discounted cash flows approach and consideration of the Company’s aggregate market value of its common stock.  As of December 27, 2008, the carrying amount of the Company’s specialized vehicles reporting unit exceeded its fair value which required a measurement of the impairment loss.  The impairment loss was calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount.  In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values.  The Company determined that there was no excess fair value over the amount assigned to the reporting unit’s other assets and liabilities.  An impairment loss was recognized for the full carrying value of the goodwill which totaled $735,014 at December 27, 2008.

Evaluation of Impairment of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets.

Stock-Based Compensation - The Company recorded all stock-based payments to employees, including grants of employee stock options, in the consolidated statements of operations based on their fair values at the date of grant.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.             NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends.

Compensation expense (net of estimated forfeitures) relative to stock-based awards (see Note 8), included in the consolidated statements of operations for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, was $604,291, $639,682 and $343,648, respectively.  The weighted-average assumptions utilized in the determination of stock-based compensation expense were as follows:

	2009	2008	2007
Risk free interest rate	2.53%	2.69%	4.51%
Expected life	7.0 years	6.8 years	5 years
Expected volatility	48.35%	41.19%	25.57%
Expected dividends	—%	0.59%	6.08%

The risk-free interest rate is determined based on observed U.S. Treasury yields in effect at the time of grant for maturities equivalent to the expected life of the option.  The expected life of the option (estimated average period of time the option will be outstanding) is estimated based on the historical exercise behavior of employees with executives displaying somewhat longer holding periods than other employees.  Expected volatility is based on historical volatility measured daily for a time period equal to the option’s expected life ending on the day of grant.  The expected dividend yield is estimated based on the dividend yield at the time of grant as adjusted for expected dividend increases and historical payout policy.

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 26, 2009, December 27, 2008, and December 29, 2007 is as follows:

	2009	2008	2007
Accrued warranty, beginning of year	$1,473,000	$1,476,000	$1,541,000
Warranty expense	1,435,184	1,680,643	1,344,327
Warranty claims paid	(1,531,184)	(1,683,643)	(1,409,327)
Accrued warranty, end of year	$1,377,000	$1,473,000	$1,476,000

Income Taxes - Deferred income taxes are determined using the liability method.

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.             NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and restricted stock awards.  The stock options and restricted stock awards have not been included in the 2009 and 2008 computations of diluted earnings per share since their effect would have been anti-dilutive.

Comprehensive Income - Other comprehensive income refers to revenues, expenses, gains, and losses that, under generally accepted accounting principles, are included in comprehensive income but are excluded from net income since these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income is comprised of unrealized gains and losses on hedge activities and available-for-sale securities, net of tax.

Segment Information - The Company’s principal business is manufacturing specialized vehicles.  Management has not separately organized the business beyond specialized vehicles (includes three categories of products) and manufacturing processes.  The fiberglass manufacturing subsidiary constitutes a segment, however this segment does not meet the quantitative thresholds for separate disclosure.  The fiberglass manufacturing subsidiary’s revenues are less than ten percent of consolidated revenues, the absolute amount of its reported income is less than ten percent of the absolute amount of consolidated net income, and finally, its assets are less than ten percent of consolidated assets.

Net sales from continuing operations consist of the following:

	2009	2008	2007
Specialized vehicles:
Trucks	$98,167,373	$162,667,783	$209,180,974
Buses	70,976,280	79,139,207	65,409,725
Armored vehicles	18,751,395	6,002,900	13,813,434
	187,895,048	247,809,890	288,404,133
Composites	4,140,608	10,093,047	13,250,937
	$192,035,656	$257,902,937	$301,655,070

Recent Accounting Pronouncements - In June of 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105 which modifies the hierarchy of Generally Accepted Accounting Principles in the United States (“GAAP”) to include only two levels of GAAP: authoritative and nonauthoritative.  All of the content included in the ASC will be considered authoritative.  ASC is not intended to amend GAAP but codifies previous accounting literature.  ASC is effective for interim and annual periods ending after September 15, 2009.    The adoption of the ASC changed the referencing of authoritative accounting literature to conform to the ASC but did not have an impact on our consolidated results.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.             NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

Effective the beginning of fiscal year 2009, the Company adopted new FASB guidance relating to Disclosures about Derivative Instruments and Hedging Activities.  This guidance requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under GAAP, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April of 2009, the FASB issued new guidance to require fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

2.             DISCONTINUED OPERATIONS.

In the fourth quarter of 2009, the Company terminated its Silver Crown luxury motorhome product line. This decision was triggered by a significant reduction of new motorhome sales orders and the cancellation of existing sales orders due to the extremely tight credit markets caused by the economic recession. The Company decided to exit the motorhome product line as part of a plan to focus on core truck and bus products and to reduce overall fixed costs.

The Company is assessing the viability of selling or leasing the real estate of the Silver Crown division and expects to retain the remaining fixed assets; therefore, they are not classified as held for sale. The Company plans to sell the finished units on hand as of December 26, 2009 and to complete the production of existing sales orders over the course of the next few months. The Silver Crown division’s 2009 loss from operations includes the establishment of lower of cost or market inventory reserves totaling approximately $1.2 million.

The 2009 operating results for the Silver Crown division are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

	2009	2008	2007
Net sales	$3,966,995	$10,846,716	$11,617,653
Pretax loss from operations	(3,658,181)	(1,581,086)	(37,527)
Net loss	(2,209,541)	(924,936)	(28,596)

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

3.             INVESTMENTS.

Investment securities consist of the following:

	2009	2008
Intermediate bond fund-cost	$1,688,703	$2,654,059
Unrealized losses	(43,296)	(144,211)
Intermediate bond fund-fair value	$1,645,407	$2,509,848

Sales of securities were $1,053,054 and $832,670 during 2009 and 2008, respectively, and resulted in losses of $31,264 and $10,701, respectively.  Investment income (included in other income) consisted of dividend income and aggregated $67,898 and $125,440 for the years ended December 26, 2009 and December 27, 2008, respectively.

4.             INVENTORIES.

Inventories consist of the following:

	2009	2008
Raw materials	$17,512,758	$24,596,109
Work-in-progress	6,528,059	8,204,858
Finished goods	7,512,534	11,447,549

Total	$31,553,351	$44,248,516

5.             PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consists of the following:

	2009	2008
Land	$4,871,025	$5,242,325
Land improvements	5,806,992	5,895,386
Buildings	29,301,000	29,107,282
Leasehold improvements	6,759,829	7,575,979
Machinery and equipment	42,762,820	46,307,433
	89,501,666	94,128,405
Less, accumulated depreciation and amortization	47,264,582	48,349,497

Property, plant and equipment, net	$42,237,084	$45,778,908

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.             LONG-TERM DEBT.

Long-term debt consists of the following:

	2009	2008
Revolving line of credit	$25,629,137	$29,928,679

Obligations under industrial development revenue bonds, variable rates, with maturities in August 2010, April 2011, and October 2015, collateralized by real estate	1,550,000	2,050,000

Mortgage note, payable in monthly installments including interest at a fixed rate of 2.5%, collateralized by a real estate mortgage	—	1,260,388

Term loan, payable in monthly installments including interest at a fixed rate of 2.5%, collateralized by specific equipment	—	181,082

Term loan, payable in monthly installments including interest at a fixed rate of 2.75%, with final maturity in May 2013, collateralized by specific equipment	162,562	208,498

Total	27,341,699	33,628,647

Less, current maturities	26,226,289	823,297

Long-term debt	$1,115,410	$32,805,350

The revolving line of credit, term note, and a letter of credit facility are part of a Credit Agreement as amended and restated on December 23, 2008 (the “Credit Agreement”).  All borrowings under the Credit Agreement are collateralized by certain inventories and trade receivables of the Company.  The Credit Agreement provides for a revolving line of credit facility, as defined, up to $25 million.  Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined (effective rate of 4.05% and 5.35% at December 26, 2009 and December 27, 2008, respectively).  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.  Checks outstanding in excess of bank balances were $3,629,137 at December 26, 2009, and $7,528,679 at December 27, 2008.  The revolving line of credit also requires a quarterly commitment fee ranging from 0.20% to 0.40% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  Any amounts outstanding under the revolving line of credit will be due at maturity on October 31, 2010.

Outstanding letters of credit related to the Company’s workers’ compensation insurance policies, aggregated $3.5 million and $4.0 million at December 26, 2009, and December 27, 2008, respectively.  Under separate agreements, the Company had irrevocable letters of credit aggregating $1.7 million and $2.1 million at December 26, 2009, and December 27, 2008, respectively, in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.             LONG-TERM DEBT, Concluded

The Credit Agreement contains, among other items, certain restrictive covenants including compliance with financial measurements.  During the quarter ended December 26, 2009, Supreme Corporation, the Company’s wholly-owned subsidiary, was not in compliance with an earnings-related covenant and a minimum tangible net worth covenant in its Credit Agreement.  The Company is in the process of obtaining an amendment to the Credit Agreement that will waive the covenant defaults and suspend the measurements until the second quarter of 2010 to provide the Company, with the assistance of consultants engaged in February 2010, time to refine and implement its profit improvement plan. Additionally, the amendment will require the Company and its subsidiaries to pledge all assets as collateral under the Credit Agreement. Management, based on discussions with the bank, is reasonably confident that in the near future the Company will conclude a satisfactory amendment with the bank. Despite the non-compliance with covenants, the Company has made every scheduled payment of principal and interest on a timely basis. The remaining terms of the Credit Agreement are substantially the same as the previous Credit Agreement disclosed in the Annual Report on Form 10-K for the year ended December 27, 2008.

During the third quarter of 2009, and as a result of previous covenant violations resulting from the current economic environment, management changed the classification of the Company’s revolving line of credit from long-term to current.  Management was of the opinion that the Company may not be able to cure potential covenant defaults at measurement dates that are within the next twelve months.  This reclassification had no effect on previously reported Consolidated Statement of Operations or Consolidated Statement of Cash Flows for the 2009 year.

Maturities of long-term debt for each of the next five years are as follows:  2010 - $26,226,289; 2011 - $348,484; 2012 - $149,848, 2013 - $217,078 and 2014 - $200,000.

7.             RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation.  The Company formerly maintained a policy to match thirty percent of each employee’s contributions up to seven percent of the employee’s compensation.  Effective September 1, 2008, however, the Company temporarily suspended this contribution match.  The Board of Directors may reinstate, increase, or decrease the Company’s contribution as business conditions permit.  Expense related to this plan was $385,763, and $583,793 for the years ended 2008 and 2007, respectively.  There was no expense related to the plan for the year ended 2009.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.             STOCKHOLDERS’ EQUITY.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value) of which none has been issued.  The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

Common Stock

No dividends were declared or paid during the year ended December 26, 2009.  During the year ended December 27, 2008, the Board of Directors approved the following stock dividends:

			Stock Dividend
Declaration Date	Record Date	Paid Date	Per Share

August 11, 2008	August 22, 2008	August 29, 2008	2%
November 10, 2008	November 21, 2008	November 28, 2008	6%

Convertible Class B Common Stock

Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis.  Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors rounded to the lowest whole number.  Holders of Class B Common Stock elect the remainder of the directors.

Restricted Stock

The following table summarizes the activity for our unvested restricted stock units and restricted stock for the twelve months ended December 26, 2009.

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 27, 2008	202,069	$4.81
Granted	—	—
Vested	(90,333)	5.04
Unvested, December 26, 2009	111,736	4.62

The total fair value of shares vested during the year ended December 26, 2009 was $454,999.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.             STOCKHOLDERS’ EQUITY, Continued

Stock Options

On October 29, 1998, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 1998 Stock Option Plan under which 886,469 shares of Class A Common Stock were reserved for grant.  This plan expired on October 29, 2008.  On January 31, 2001, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2001 Stock Option Plan under which 891,990 shares of Class A Common Stock were reserved for grant.  On January 23, 2004, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2004 Stock Option Plan, as recently amended, under which 1,297,440 shares of Class A Common Stock were reserved for grant.  Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Awards Committee.  The Amended and Restated 2004 Stock Option Plan also allows for awards of common stock including restricted stock awards. Options granted under the stock option plans generally vest and become exercisable in annual installments of 33 1/3% beginning on the first anniversary date, and the options expire five or seven years after the date of grant.  The Company generally issues new shares to satisfy stock option exercises.

The following table summarizes stock option activity:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 30, 2006	1,328,060	$5.66
Granted	119,143	5.94
Exercised	(327,424)	4.68
Expired or canceled	(50,277)	6.22
Outstanding, December 29, 2007	1,069,502	5.96
Granted	234,513	3.01
Exercised	(160,566)	4.25
Forfeited	(81,474)	4.84
Outstanding, December 27, 2008	1,061,975	5.65
Granted	196,000	1.56
Exercised	—	—
Forfeited	(11,893)	6.32
Outstanding, December 26, 2009	1,246,082	5.00

The weighted-average grant-date fair values of options granted during the fiscal years ended 2009, 2008, and 2007 was $0.81, $0.71, and $0.86, respectively.  The total intrinsic value of options exercised during the fiscal years ended 2008 and 2007 approximated $67,540 and $1,532,000, respectively.  Total unrecognized compensation expense related to all share-based awards outstanding at December 26, 2009, is approximately $672,459 and is to be recorded over a weighted-average contractual life of 1.42 years.

In connection with the exercise of certain stock options in 2008, officers and directors exchanged shares of Class A Common Stock as consideration for their exercise of stock options and received new stock options pursuant to the reload feature included in the stock option plan. There were 93,500 stock options exercised using the reload feature during 2008.  The officers and directors exchanged 83,528 shares of Class A Common Stock and received the same number of new stock options during 2008.  The exercise of stock options, and the related issuance of shares of Class A Common Stock in exchange for the shares of Class A Common Stock, with a fair value of  $435,605 in 2008 was a noncash financing activity.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.             STOCKHOLDERS’ EQUITY, Concluded

Information about stock options outstanding and exercisable at December 26, 2009 is as follows:

	Outstanding			Exercisable
		Weighted - Average
		Remaining	Weighted -		Weighted -
		Contractual	Average		Average
Range of Exercise Prices	Number Outstanding	Life in Years	Exercise Price	Number Exercisable	Exercise Price
$5.60 – 6.16	57,741	0.31	$5.87	57,741	$5.87
6.33	27,030	0.35	6.33	27,030	6.33
6.15 – 6.77	278,949	0.58	6.21	278,949	6.21
8.20 – 9.03	24,055	0.84	8.63	24,055	8.63
7.14	7,385	1.19	7.14	7,385	7.14
6.52 – 7.17	335,172	3.36	6.58	335,172	6.58
5.78 – 6.36	85,240	4.34	6.00	77,169	6.02
5.73	6,487	5.06	5.73	6,487	5.73
4.72 – 5.34	96,795	5.36	4.99	75,080	5.06
1.55 – 1.71	196,000	6.50	1.56	15,000	1.63
1.42	131,228	5.84	1.42	43,743	1.42
	1,246,082	3.46	5.00	947,811	5.99

At December 26, 2009, the aggregate intrinsic value of options exercisable approximated $22,911.  The intrinsic value of all options outstanding at December 26, 2009 was approximately $116,744.

At December 27, 2008, the exercise price for all exercisable options exceeded the last closing sale price of the Company’s common stock.  Consequently, there was no aggregate intrinsic value of options exercisable.  Likewise, the exercise price for all options outstanding at December 27, 2008 also exceeded the last closing price of the Company’s common stock resulting in no intrinsic value of options outstanding at December 27, 2008.

At December 27, 2008 and December 29, 2007, there were exercisable options outstanding to purchase 754,775 and 752,886 shares at weighted average exercise prices of $6.34 and $6.31.

As of December 26, 2009, 60,100 shares were reserved for the granting of future share-based awards (stock options and restricted stock) compared to 244,207 shares at December 27, 2008.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.             INCOME TAXES.

Income taxes (benefits) consist of the following:

	2009	2008	2007
Taxes (benefits) from continuing operations	$(4,286,818)	$(1,512,535)	$1,312,931
Taxes (benefits) from discontinued operations	(1,448,640)	(656,150)	(8,931)
	$(5,735,458)	$(2,168,685)	$1,304,000

Income taxes (benefits) from continuing operations consist of the following:

	2009	2008	2007
Federal:
Current	$(3,739,077)	$(1,327,970)	$1,537,759
Deferred	(326,569)	(83,246)	(321,828)
	(4,065,646)	(1,411,216)	1,215,931

State:
Current	396,900	126,000	110,000
Deferred	(618,072)	(227,319)	(13,000)
	(221,172)	(101,319)	97,000
Total	$(4,286,818)	$(1,512,535)	$1,312,931

The deferred tax assets and the deferred tax liabilities were as follows:

	2009	2008
Deferred tax assets:
Receivables	$145,808	$111,650
Inventories	1,230,745	618,601
Accrued liabilities	1,153,886	1,417,145
Stock-based compensation	59,862	59,862
Intangible asset	207,953	226,575
Unrealized hedge loss	—	294,700
State net operating losses and credit carryforwards	1,410,669	337,428
Other	154,287	48,242
Total deferred tax assets	4,363,210	3,114,203

Deferred tax liabilities:
Depreciation	(2,829,884)	(2,984,835)
Prepaids and other	(890,929)	(890,703)
Realized hedge loss	(95,480)	—
Total deferred tax liabilities	(3,816,293)	(3,875,538)

Net deferred income tax assets (liabilities)	$546,917	$(761,335)

Presented in the consolidated balance sheets as:
Current deferred tax assets	$1,758,179	$1,642,363
Long-term deferred tax liabilities	(1,211,262)	(2,403,698)
	$546,917	$(761,335)

A reconciliation of the provision for income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate (34% in 2009, 2008, and 2007) to income before income taxes is as follows:

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.             INCOME TAXES, Concluded

	2009	2008	2007
Income taxes at statutory rate	$(3,678,803)	$(1,239,231)	$1,871,759
State income taxes, net of federal tax effect	(172,532)	(97,542)	65,115
Manufacturer’s deduction	—	—	(104,000)
Tax-exempt underwriting income of wholly-owned small captive insurance subsidiary	(404,600)	(427,100)	(421,800)
Research and development tax credits	(327,296)	(157,500)	(140,100)
Alternative fuel tax credit	(22,565)	(33,000)	(48,600)
Nondeductible goodwill impairment	—	249,900	—
Stock-based compensation	144,472	115,600	65,700
Other, net	174,506	76,338	24,857
Total	$(4,286,818)	$(1,512,535)	$1,312,931

Uncertain Tax Positions

The Company recognizes income tax benefits only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities (which is presumed to occur).  The amount of such tax benefit recorded is the largest amount that is more likely than not to be allowed.  A reconciliation of the change in the unrecognized tax benefits for the three years ended December 26, 2009 is as follows:

Unrecognized tax benefits at January 1, 2007	$495,678
Gross increases - tax positions in prior periods	2,484
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 29, 2007	498,162
Gross increases - tax positions in prior periods	266,800
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	(89,762)
Unrecognized tax benefits at December 27, 2008	675,200
Gross increases - tax positions in prior periods	330,058
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 26, 2009	$1,005,258

The entire balance of approximately $1,005,000 at December 26, 2009 relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.  The Company is subject to U.S. federal income tax as well as various state taxes.  The Company is no longer subject to examination by federal taxing authorities for the fiscal year ended 2004 and earlier.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase over the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for, and recognized during, the fiscal years ended 2009, 2008, and 2007 were immaterial.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.          COMMITMENTS AND CONTINGENCIES.

Lease Commitments and Related Party Transactions

The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from July 2010 through November 2011.  Certain of the lease agreements are with related parties for which related party rent expense was $683,472 for each of the fiscal years ending 2009 and 2008, and $669,999 for the fiscal year ended 2007, respectively.

Rent expense under all operating leases aggregated $812,535, $1,178,992, and $992,652 for the fiscal years ended 2009, 2008, and 2007, respectively.

At December 26, 2009, future minimum rental payments under noncancelable operating leases aggregated $468,551 and are payable as follows:  2010 - $443,401; and 2011 - $25,150.

In addition to the above related party transactions, the Company purchases delivery services from a company owned by a former director of the Company.  Related party purchased delivery services aggregated $1,664,588, $2,878,190, and $2,859,763 for the fiscal years ended 2009, 2008, and 2007, respectively.  Amounts due to related parties, included in accounts payable, aggregated $116,091 and $98,594 as of December 26, 2009, and December 27, 2008, respectively.

Consigned Inventories

The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities with the condition that the Company will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis.  The finance or storage charges incurred on consigned chassis inventory, included in interest expense in the consolidated statements of operations, aggregated $683,310, $498,344, and $499,055 for the fiscal years ended 2009, 2008, and 2007, respectively.  At December 26, 2009 and December 27, 2008, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $21.4 million and $32.5 million, respectively.  Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Concluded

10.          COMMITMENTS AND CONTINGENCIES, Concluded

Repurchase Commitments

The Corporation was contingently liable at December 26, 2009, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.  Under these arrangements, which are customary in the industry, the Company agrees to repurchase vehicles in the event of default by the retailer.  The maximum repurchase liability is the total amount that would be paid upon the default of the Company’s independent dealers.  The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $2.0 million at December 26, 2009 and $4.7 million at December 27, 2008.  The risk of loss under these agreements is spread over several retailers and financial institutions.  The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.  The Corporation believes that any potential loss under the agreements in effect at December 26, 2009 will not be material.

Self-Insurance

The Company is self-insured for a portion of general liability ($100,000 and $250,000 per occurrence in 2009 and 2008, respectively), certain employee health benefits ($200,000 annually per employee with no annual aggregate), and workers’ compensation in certain states ($250,000 per occurrence with no annual aggregate).  The Company accrues for the estimated losses occurring from both asserted and unasserted claims.  The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

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

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to		Column E
Column A	Beginning	Costs and	Column D	Balance End
Description	of Period	Expenses	Deductions(1)	of Period
Year ended December 26, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$290,000	$463,000	$683,000	$70,000

Year ended December 27, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$160,000	$239,000	$109,000	$290,000

Year ended December 29, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$160,000	$178,000	$178,000	$160,000

(1)  Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY DATA

	First	Second	Third	Fourth
2009 Quarter
Net sales, continuing operations	$48,621,988	$47,582,740	$49,805,255	$46,025,673
Gross profit, continuing operations	2,904,075	3,841,917	4,082,970	1,795,204
Net income (loss), continuing operations	(1,184,758)	(926,085)	(1,250,227)	(3,172,122)
Net income (loss), discontinued operations	(213,219)	(180,961)	(278,347)	(1,537,014)
Net income (loss), consolidated	(1,397,977)	(1,107,046)	(1,528,574)	(4,709,136)
Per share, consolidated:
Basic	(0.10)	(0.08)	(0.11)	(0.33)
Diluted	(0.10)	(0.08)	(0.11)	(0.33)

	First	Second	Third	Fourth
2008 Quarter
Net sales, continuing operations	$71,503,225	$72,142,233	$58,259,473	$55,998,006
Gross profit, continuing operations	6,983,753	6,969,434	5,334,541	4,668,650
Net income (loss), continuing operations	116,254	110,807	(387,790)	(1,975,754)
Net income (loss), discontinued operations	110,260	105,772	(242,261)	(898,707)
Net income (loss), consolidated	226,514	216,579	(630,051)	(2,874,461)
Per share, consolidated:
Basic	0.02	0.02	(0.04)	(0.20)
Diluted	0.02	0.02	(0.04)	(0.20)

The consolidated operating results above reflect the net of both continuing and discontinued operations.

During the fourth quarter of 2009, the Company exited its Silver Crown luxury motorhome business resulting in unfavorable charge of $1.6 million.  The 2008 fourth quarter operating results were unfavorably impacted by noncash, pre-tax impairment charges of $1.3 million against goodwill, and intangible assets.

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

ITEM 9A.               CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 26, 2009, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 26, 2009.

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

The Company’s internal control over financial reporting includes policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; (3) that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting, and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 26, 2009.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9A.               CONTROLS AND PROCEDURES, Concluded

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) occurred during the fiscal quarter ended December 26, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual stockholders’ meeting.

ITEM 11.               EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual stockholders’ meeting.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual stockholders’ meeting.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual stockholders’ meeting.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2010 annual stockholders’ meeting.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.     The following financial statements and financial statement schedule are included in Item 8 herein:

1. Financial Statements

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 26, 2009 and December 27, 2008

Consolidated Statements of Operations for the years ended December 26, 2009, December 27, 2008 and December 29, 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 26, 2009, December 27, 2008 and December 29, 2007

Consolidated Statements of Cash Flows for the years ended December 26, 2009, December 27, 2008 and December 29, 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

3. Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPREME INDUSTRIES, INC.

Date:	March 24, 2010	By:	/s/Herbert M. Gardner
Herbert M. Gardner,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner	Chairman of the Board and Chief Executive Officer	March 24, 2010
Herbert M. Gardner	(Principal Executive Officer)

/s/Robert W. Wilson	President, Chief Operating Officer and Director	March 24, 2010
Robert W. Wilson

/s/William J. Barrett	Executive Vice President, Secretary, Assistant Treasurer and Director	March 24, 2010
William J. Barrett

/s/Jeffery D. Mowery	Treasurer, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 24, 2010
Jeffery D. Mowery

/s/Robert J. Campbell	Director	March 24, 2010
Robert J. Campbell

/s/Thomas Cantwell	Director	March 24, 2010
Thomas Cantwell

/s/Edward L. Flynn	Director	March 24, 2010
Edward L. Flynn

/s/Mark C. Neilson	Director	March 24, 2010
Mark C. Neilson

/s/Wayne A. Whitener	Director	March 24, 2010
Wayne A. Whitener

INDEX TO EXHIBITS

Exhibit	Description

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

10.10

Amendment No. Four to the Company’s Amended and Restated 2004 Stock Option Plan dated August 25, 2009, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 26, 2009, and incorporated herein by reference.

Exhibit	Description

10.11

Form of Supreme Industries, Inc. Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2008, and incorporated herein by reference.

10.12

Special Vehicle Manufacturer Converters Agreement with General Motors Corporation, effective February 29, 2008, between General Motors Corporation and Supreme Corporation, filed as Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2008, and incorporated herein by reference.

10.13

Ford Authorized Converter Pool Agreement, effective May 1, 2008, among Ford Motor Company, Supreme Corporation and certain subsidiaries, filed as Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2008, and incorporated herein by reference.

10.14

Amended and Restated Credit Agreement dated December 23, 2008, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.13 to the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2008, and incorporated herein by reference.

10.15

Amendment to Credit Agreement dated May 12, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 28, 2009, and incorporated herein by reference.

10.16

Note Modification Agreement dated May 12, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 28, 2009, and incorporated herein by reference.

10.17

Amendment to Credit Agreement dated September 9, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2009, and incorporated herein by reference.

10.18

Note Modification Agreement dated September 9, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2009, and incorporated herein by reference.

10.19

Amendment to Credit Agreement dated November 6, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 26, 2009, and incorporated herein by reference.

10.20

Note Modification Agreement dated November 6, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 26, 2009, and incorporated herein by reference.

10.21

Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation’s Goshen, Indiana facilities, filed as Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

10.22

Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation’s Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

	10.23

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and Herbert M. Gardner dated to be effective January 1, 2005, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

	10.24

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and William J. Barrett dated to be effective January 1, 2005, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

	10.25

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