Form 10-Q
period 2010-03-27
SUPREME INDUSTRIES INC
filed 2010-05-11
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at April 27, 2010
Class A	12,227,860
Class B	2,120,382

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 27,	December 26,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$100,054	$1,222,411
Investments	2,596,118	1,645,407
Accounts receivable, net	21,903,274	22,710,669
Inventories	34,436,012	31,553,351
Other current assets	4,721,950	8,870,300

Total current assets	63,757,408	66,002,138

Property, plant and equipment, at cost	88,816,326	89,501,666
Less, Accumulated depreciation and amortization	47,125,562	47,264,582

Property, plant and equipment, net	41,690,764	42,237,084

Other assets	569,898	1,181,357

Total assets	$106,018,070	$109,420,579

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	March 27,	December 26,
	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$19,585,309	$26,226,289
Trade accounts payable	15,450,094	9,906,429
Accrued income taxes	987,800	989,300
Other accrued liabilities	7,258,049	7,386,251

Total current liabilities	43,281,252	44,508,269

Long-term debt	1,103,402	1,115,410

Deferred income taxes	1,211,262	1,211,262

Total liabilities	45,595,916	46,834,941

Stockholders’ equity	60,422,154	62,585,638

Total liabilities and stockholders’ equity	$106,018,070	$109,420,579

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 27,	March 28,
	2010	2009

Net sales	$48,496,817	$48,621,989
Cost of sales	44,988,347	45,717,913
Gross profit	3,508,470	2,904,076

Selling, general and administrative expenses	5,619,930	5,646,453
Other income	(217,168)	(299,739)
Operating loss	(1,894,292)	(2,442,638)

Interest expense	519,320	457,326
Loss from continuing operations before income taxes	(2,413,612)	(2,899,964)

Income tax benefit	—	(1,715,206)
Loss from continuing operations	(2,413,612)	(1,184,758)

Discontinued operations
Operating income (loss) of discontinued motorhome operations	5,204	(213,219)
Net loss	$(2,408,408)	$(1,397,977)

Loss Per Share:
Loss from continuing operations	$(0.17)	$(0.08)
Loss from discontinued operations	—	(0.02)
Net loss	$(0.17)	$(0.10)

Shares used in the computation of loss per share:
Basic	14,256,540	14,156,657
Diluted	14,256,540	14,156,657

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 27,	March 28,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,408,408)	$(1,397,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	987,683	1,065,384
Provision for losses on doubtful receivables	50,339	9,640
Stock-based compensation expense	139,144	188,203
Losses (gains) on sale of property, plant and equipment	10,784	(10,589)
Changes in operating assets and liabilities	7,433,215	5,898,229

Net cash provided by operating activities	6,212,757	5,752,890

Cash flows from investing activities:
Additions to property, plant and equipment	(348,623)	(936,593)
Proceeds from sale of property, plant and equipment	604,749	11,350
Purchases of investments	(940,438)	(28,833)
Decrease in other assets	2,186	2,186

Net cash used in investing activities	(682,126)	(951,890)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	13,248,877	22,792,300
Repayments of revolving line of credit and long-term debt	(19,901,865)	(27,693,739)

Net cash used in financing activities	(6,652,988)	(4,901,439)

Change in cash and cash equivalents	(1,122,357)	(100,439)

Cash and cash equivalents, beginning of period	1,222,411	932,608

Cash and cash equivalents, end of period	$100,054	$832,169

See accompanying notes to consolidated financial statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.  All adjustments are of a normal and recurring nature.  The December 26, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended March 27, 2010 and March 28, 2009 each contained 13 weeks.

NOTE 2 — DISCONTINUED OPERATIONS

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

The Company is assessing the viability of selling or leasing the real estate of the Silver Crown division and expects to retain the remaining fixed assets; therefore, they are not classified as held for sale at March 27, 2010 or December 26, 2009. The Company plans to sell the finished units on hand as of March 27, 2010 relating to this product line and to complete the production of existing sales orders over the course of the next few months.

The 2010 operating results for the Silver Crown division are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Net sales	$1,567,977	$650,552
Pretax income (loss) from operations	16,391	(253,746)
Net income (loss)	5,204	(213,219)

NOTE 3 — OTHER COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains (losses) on hedge-activity, net of tax, and unrealized gains (losses) on available-for-sale securities, net of tax.  Total comprehensive loss combines net loss and other comprehensive income.

For the three-month periods ended March 27, 2010 and March 28, 2009, total and other comprehensive income are as follows:

	Three Months Ended
	March 27,	March 28,
	2010	2009
Net loss	$(2,408,408)	$(1,397,977)
Other comprehensive income	105,780	67,922
Total comprehensive loss	$(2,302,628)	$(1,330,055)

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 4 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	March 27,	December 26,
	2010	2009
Raw materials	$18,609,440	$17,512,758
Work-in-progress	7,704,087	6,528,059
Finished goods	8,122,485	7,512,534
	$34,436,012	$31,553,351

NOTE 5 — FAIR VALUE MEASUREMENT

Generally accepted accounting principles (“GAAP”) define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of March 27, 2010 and December 26, 2009 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of March 27, 2010 and December 26, 2009, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 6 — REVOLVING LINE OF CREDIT

On March 31, 2010, Supreme Corporation, the Company’s wholly-owned subsidiary, together with certain of the Company’s direct or indirect subsidiaries, amended its existing credit facility (the “Credit Agreement”). The amendment waived (as of the date of the amendment) the financial covenant defaults regarding minimum tangible net worth and adjusted EBITDA.  In addition, such amendment requires, as additional collateral, mortgages on all real estate owned by Supreme Corporation and its subsidiaries.  The Company had available borrowings, as restricted by the borrowing base, of approximately $5.0 million as of March 27, 2010.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 6 — REVOLVING LINE OF CREDIT - continued

The Company is in the process of negotiating for an additional amendment to the Credit Agreement that will reset the minimum tangible net worth and adjusted EBITDA financial covenants which, if obtained, will provide initial compliance with these financial covenants.  Despite its previous non-compliance with certain covenants, the Company has made scheduled payments of principal and interest on a timely basis. The remaining terms of the Credit Agreement are substantially the same as the previous Credit Agreement disclosed in the Annual Report on Form 10-K for the year ended December 26, 2009.

NOTE 7 - LOSS PER SHARE

As of March 27, 2010, the assumed exercise or issuance of 230,055 shares for the three-month period then ending relating to stock plans were not included in the computation of diluted loss per share. As of March 28, 2009, the assumed exercise or issuance of 179,486 shares for the three-month period then ending relating to stock plans were not included in the diluted loss per share.  Inclusion of these shares in the respective periods would have been antidilutive.

NOTE 8 - STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the three months ended March 27, 2010:

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 26, 2009	111,736	$4.62
Granted	—	n/a
Vested	(22,583)	5.04
Unvested, March 27, 2010	89,153	$4.52

The total fair value of the shares vested during the three months ended March 27, 2010 was $113,749.

A summary of the status of the Company’s outstanding stock options as of March 27, 2010, and changes during the three months ended March 27, 2010, are as follows:

Weighted -
Average
	Number of	Exercise
	Shares	Price
Outstanding, December 26, 2009	1,246,082	$5.00
Granted	—	n/a
Exercised	—	n/a
Forfeited	—	n/a
Outstanding, March 27, 2010	1,246,082	$5.00

As of March 27, 2010, outstanding options had an intrinsic value of $75,192 and a weighted-average remaining contractual life of 3.21 years.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is one of the nation’s leading manufacturers of specialized commercial vehicles. Utilizing a nationwide direct sales and distribution network, as well as manufacturing and service facilities in nine states across the continental United States, Supreme is able to meet the needs of customers across all of North America.

The Company engages principally in the production and sale of customized truck bodies, buses, and other specialty vehicles. Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty offerings include products such as customized armored vehicles, homeland response vehicles, and portable storage units.

The Company and its product offerings are sensitive to various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis, and the availability of credit and financing to the Company, our vendors, dealers, and end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009 and herein in Item 1A.

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto elsewhere in this document and pertain to continuing operations unless otherwise noted.

Results of Operations

Overview

During the first quarter of 2010, we reduced our operating loss from $2.4 million to $1.9 million but were unable to adjust our cost structure nor increase our revenues adequately to avoid the loss in the current quarter.  We increased our gross profit by 21% and reduced our operating loss by 22%, on relatively flat consolidated sales, as compared with the first quarter of 2009. Despite the gross profit improvement, we continued to experience a loss from operations during the quarter as our higher-margin truck and armored sales declined 17% and 19%, respectively.  We have a significantly improved armored product backlog as of the end of April with adequate chassis availability which should improve the performance of the armored division in the second quarter assuming no material adverse developments in this sector.  We have also begun to see indications of improved demand for our core truck products and we are hopeful that this improvement will continue through the second quarter and beyond.

The Company’s sales backlog was $69.4 million at March 27, 2010, as compared with $68.1 million at December 26, 2009.  Additionally, our backlog as of the end of April 2010 was $89.7 million, on the strength of a $10 million order from the U.S. Department of State for armored Suburbans, along with increases in our truck and bus divisions. With product enhancements to our Signature body which we believe will improve customer satisfaction, pent-up truck demand due to historic lows in purchases over the past two years and our growing backlog, we have good indications that we are well-positioned to improve our performance going forward.

We continue to look for opportunities to make our operations leaner and have implemented additional cost reductions that will be realized during the remainder of 2010. The cumulative cost reductions to date, which began in mid-2008, have been derived from, among other factors, personnel and salary reductions, suspension of the Company’s 401(k) contributions, process improvements, plant closures and consolidations, outsourcing, and improved inventory management. In addition, during the fourth quarter of 2009, the Company terminated its Silver Crown luxury motorhome business. The unprecedented tight credit markets caused by the severe economic recession led to a significant reduction of new motorhome orders and the cancellation of existing orders for the business.

The Company’s intense asset management efforts continue to yield favorable results as evidenced by our improving debt-to-equity ratio, which improved since the end of 2009.  Additionally, we have had a total decrease in debt of 24%, or $6.6 million since year end.

In our efforts to rebound from the effects of the severe recession as one of the strongest companies in our industry, we continue to focus and execute on our strategy of cost containment, production efficiencies, revenue enhancement, market expansion, and product diversification.

Net Sales

Net sales for the three months ended March 27, 2010 decreased $0.1 million to $48.5 million as compared with $48.6 million for the three months ended March 28, 2009.  The following table presents the components of net sales and the changes from period to period:

	Three Months Ended
($000’s omitted)	Mar 27, 2010	Mar 28, 2009	Change
Specialized vehicles:
Trucks	$21,888	$26,445	$(4,557)	-17.2%
Buses	20,647	14,020	6,627	47.3
Armored vehicles	5,009	6,142	(1,133)	-18.5
	$47,544	$46,607	$937	2.0%
Composites	953	2,015	(1,062)	-52.7
	$48,497	$48,622	$(125)	-0.3%

We attribute the decrease in our truck product sales primarily to the continued economic downturn in the truck industry, which resulted in an industry-wide decline in demand.  This, coupled with a delay in shipments to a major fleet customer resulting from material and supply chain issues, adversely impacted our truck revenues by approximately 17% when compared with the comparable quarter of 2009.

Our StarTrans bus division continued to experience strong demand increasing its sales by $6.6 million, or 47.3%, compared with the comparable quarter of 2009.  The increase is due in part to the availability of funds from the 2009 federal economic stimulus plan with state and local transit authorities purchasing additional product.  With our strong backlog for this division, we anticipate continued favorable contributions from our bus division for the remainder of 2010.

Although sales were down $1.1 million, or 18.5%, our armored division continued to experience considerable demand for its products.  This is primarily the result of our contract with the U.S. Department of State to produce armored Suburbans for embassies abroad and improved cash-in-transit demand.  We believe that the armored division is well-positioned for the remainder of 2010 due to the increased backlog and the positive response we are receiving from other governmental agencies regarding our armored product offerings and product quality.

The decrease in composite sales of fiberglass reinforced plywood and other fiberglass products of $1.1 million, or 52.7%, was due to the overall decline in the commercial truck market and lower fiberglass body sales.

Cost of sales and gross profit

Gross profit increased by $0.6 million, or 20.7%, to $3.5 million for the three months ended March 27, 2010 as compared with $2.9 million for the three months ended March 28, 2009.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended
	Mar 27, 2010	Mar 28, 2009	Percent Change
Material	57.2%	58.0%	(0.8)%
Direct Labor	14.6	14.1	0.5
Overhead	18.2	19.7	(1.5)
Delivery	2.8	2.2	0.6
Cost of sales	92.8	94.0	1.2
Gross profit	7.2%	6.0%	1.2%

Material — Material cost as a percentage of net sales decreased by 0.8% for the quarter ended March 27, 2010 as compared with the corresponding period in 2009. The decrease in the material percentage was partially attributed to a higher proportion of specialty products sold through our bus and armored divisions.  The material percentage for the truck division also decreased slightly during the quarter resulting from a more favorable product mix quarter over quarter.

As the general economic environment begins to show signs of improvement, the potential for raw material cost increases remains a concern for certain commodities (aluminum, steel, and wood).  The Company closely monitors all major commodities and continually reviews the financial strength of its primary vendors.  We also strive to reduce manufacturing costs through the use of improved technologies, processes, and supply chain management tactics and strategies.

Direct Labor — Direct labor as a percentage of net sales increased by 0.5% for the quarter ended March 27, 2010 as compared with the corresponding period in 2009.   The direct labor percentage was negatively impacted by our material and supply chain issues, noted earlier, which disrupted our production lines and led to inefficient labor activities.

Overhead — Overhead as a percentage of net sales decreased by 1.5% for the quarter ended March 27, 2010 as compared with the corresponding period in 2009.  The decrease in the overhead percentage was the result of our aggressive cost reduction program consisting of, among other factors, personnel and salary reductions, suspension of the Company’s 401(k) contributions, process improvements, and plant closures and consolidations.  We continue to focus on reducing operating expenses and managing our overhead cost structure based on prevailing sales levels.

Delivery — Delivery as a percentage of net sales increased by 0.6% for the quarter ended March 27, 2010 as compared with the corresponding period in 2009.  The Company continues to explore more cost-effective delivery methods to mitigate the adverse impact of high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses remained consistent at $5.6 million for the three months ended March 27, 2010 and March 28, 2009.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended
($000’s omitted)	Mar 27, 2010		Mar 28, 2009		Change
Selling expenses	$1,921	4.0%	$1,989	4.1%	$(68)	(0.1)%
G&A expenses	3,699	7.6	3,657	7.5	42	0.1
Total	$5,620	11.6%	$5,646	11.6%	$(26)	—%

Selling expenses — Selling expenses declined for the quarter ended March 27, 2010 as compared with the corresponding period in 2009.  The slight decrease was a result of lower selling wages and lower literature and advertising expenditures.

G&A expenses — G&A expenses increased for the quarter ended March 27, 2010 as compared with the corresponding period in 2009.  The slight increase was primarily attributable to engaging a consulting firm to assist the Company with its profit improvement plan.  These costs were offset by reduced employee headcount and related payroll and benefits.  Reductions in our work force have been a large part of the cost savings initiatives that began in mid-2008.

Other income

For the three months ended March 27, 2010, other income was $0.2 million (0.4% of net sales) as compared with $0.3 million (0.6% of net sales) for the three months ended March 28, 2009. Other income consisted of rental income, gain or loss on sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was constant with the 2009 first quarter at $0.5 million and 1.0% of net sales for the three months ended March 27, 2010 and 0.9% of net sales for the three months ended March 28, 2009.  The bank interest expense reflected higher performance-based pricing provisions under the Company’s credit facility when recent operating losses triggered an increase in interest rates.  This was somewhat offset by lower prevailing interest rates coupled with reduced debt levels due to lower working capital requirements.  Chassis interest expense increased slightly due to the slowdown in the light-duty truck market causing a build-up of consigned chassis inventory.  The Company continuously monitors the age of consigned chassis with the objective of minimizing chassis interest expense.

Pre-tax loss

Loss from continuing operations before tax improved by $0.5 million to $2.4 million (-5.0% of net sales) for the three months ended March 27, 2010 from a net loss of $2.9 million (-6.0% of net sales) for the three months ended March 28, 2009.

Income taxes

Due to the inability to carry back any current year net operating losses to prior years, the Company recorded a deferred tax asset for the net operating losses generated during the three-month period ended March 27, 2010. The ultimate realization of these deferred tax assets is dependent upon future taxable income. Because the Company has incurred tax losses in the prior two years, there is no certainty that the Company will utilize the full benefit of these deferred tax assets; therefore, it has recorded a valuation allowance for the net operating losses generated during the three months ended March 27, 2010, resulting in no tax benefit being reflected for this period. The estimated effective income tax rate for the three months ended March 28, 2009 was 59%. The estimated effective income tax rate for the first quarter of 2009 was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits. The combination of these tax benefits along with the incurred pretax losses resulted in an overall tax benefit position for the Company in 2009.

Discontinued Operations

As noted earlier, the Company terminated its Silver Crown luxury motorhome business and has reflected prior-period results accordingly as discontinued operations. The unprecedented tight credit markets caused by the severe economic recession led to a significant reduction in new motorhome orders and the cancellation of existing orders.  For the quarter ended March 27, 2010, the after tax operating income from our Silver Crown discontinued operations was $5,000 compared with an after tax operating loss of $0.2 million for the three months ended March 28, 2009.

Basic and diluted loss per share

The following table presents basic and diluted loss per share and the changes from period to period:

	Three Months Ended
	Mar 27, 2010	Mar 28, 2009	Change
Basic and diluted net loss per share:
Loss from continuing operations	$(0.17)	$(0.08)	$(0.09)
Loss from discontinued operations	—	(0.02)	0.02
Net loss	$(0.17)	$(0.10)	$(0.07)

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under a credit facility entered into by Supreme Corporation, the Company’s wholly-owned subsidiary. Principal uses of cash have been to fund operating losses, support working capital demands, meet debt service requirements, and to fund capital expenditure needs.

Operating activities

Cash flows from operations represent the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Operating activities provided $6.2 million of cash for the quarter ended March 27, 2010 as compared with cash provided of $5.8 million for the quarter ended March 28, 2009.  For the 2010 first quarter, cash provided by operating activities was favorably impacted by a $4.1 million federal income tax refund received generated by our 2009 net operating loss carryback, an increase in accounts payable of $5.5 million, and a $0.8 million decrease in accounts receivable.  This was offset by a $2.9 million increase in inventories due to higher production levels to support the increased backlog.  The Company continues to improve its inventory management resulting in higher inventory turns, which increased by over 22% quarter over quarter.   The net loss, adjusted for depreciation and amortization, unfavorably impacted cash flows by $1.4 million for the quarter ended March 27, 2010.

Investing activities

Cash used in investing activities was $0.7 million for the quarter ended March 27, 2010 as compared with $1.0 million for the quarter ended March 28, 2009. During the current quarter, the Company made short-term investments totaling $0.9 million through its wholly-owned captive insurance subsidiary and had capital expenditures totaling $0.3 million, which consisted primarily of replacement equipment. This amount was reduced by the proceeds from the sale of assets during the quarter ended March 27, 2010 totaling $0.6 million.

Financing activities

Financing activities used $6.7 million of cash for the quarter ended March 27, 2010 principally due to reduction of bank debt as compared with cash used of $4.9 million for the quarter ended March 28, 2009.  The lower level of bank borrowings for the quarter occurred primarily as a result of the federal income tax net operating loss carryback refund received and improved asset management.  Because of the prevailing industry conditions, the Company’s Board of Directors suspended paying cash dividends effective as of February 16, 2009. Future dividends will  be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant, and equipment expenditures, and other corporate purposes.

Capital Resources

On March 31, 2010, Supreme Corporation, the Company’s wholly-owned subsidiary, together with certain of the Company’s direct or indirect subsidiaries, amended its existing credit facility (the “Credit Agreement”). The amendment waived (as of the date of the amendment) the financial covenant defaults regarding minimum tangible net worth and adjusted EBITDA.  In addition, such amendment requires, as additional collateral, mortgages on all real estate owned by Supreme Corporation and its subsidiaries.

The Company is in the process of negotiating for an additional amendment to the Credit Agreement that will reset the minimum tangible net worth and adjusted EBITDA financial covenants which, if obtained, will provide initial compliance with these financial covenants.  Despite its previous non-compliance with certain bank loan covenants, the Company has met all of its scheduled payments of principal and interest on a timely basis. The remaining terms of the Credit Agreement are substantially the same as the previous Credit Agreement disclosed in the Annual Report on Form 10-K for the year ended December 26, 2009.

Under its $25.0 million credit facility, the Company had available borrowings, as restricted by the borrowing base, of approximately $5.0 million as of March 27, 2010.  Interest on outstanding borrowings under the bank revolving line of credit is based on the bank’s prime rate, or certain basis points above LIBOR, depending on the pricing option selected and the Company’s leverage ratio.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

Summary of Liquidity and Capital Resources

The Company’s primary capital requirements are to support working capital demands, meet its debt service obligations, and finance capital expenditure requirements. The Company has a substantial asset collateral base that it believes is more than sufficient to support the outstanding revolving line of credit balance. Further, additional liquidity is obtained through selling products and collecting the resulting trade accounts receivable. The funds collected are used to pay creditors and employees, and to fund working capital requirements.

The Company believes that it has adequate availability under its current bank credit facility and sufficient additional liquidity resources to finance working capital requirements for 2010 assuming the receipt of the waiver discussed above.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated condensed financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 26, 2009.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance, and accrued warranty.

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

Excess and Obsolete Inventories — The Company must make estimates regarding the future use of raw materials, chassis, and finished products and provide for obsolete or slow-moving inventories.  If actual product life cycles, product demand, and/or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would adversely affect future operating results.

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

The Company utilizes a wholly-owned small captive insurance company to insure certain of its business risks.  Certain risks, traditionally self-insured by the Company and its subsidiaries, are insured by the captive insurance subsidiary.  The captive insurance subsidiary helps the Company manage its risk exposures and, under the Internal Revenue Code, the net underwriting income of such small captive insurance subsidiary is not taxable.

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

ITEM 3.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 26, 2009.

ITEM 4.              CONTROLS AND PROCEDURES.

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 27, 2010.

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

ITEM 1A.                                RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A: Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 26, 2009, which is herein incorporated by reference.

ITEM 2.                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.                                         DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.              RESERVED.

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

Exhibit 10.1	Master Amendment dated March 31, 2010, filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2010, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Herbert M. Gardner
DATE: May 11, 2010	Herbert M. Gardner
Chairman of the Board and Chief Executive Officer

DATE: May 11, 2010	By:	/s/ Jeffery D. Mowery
Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 10.1	Master Amendment dated March 31, 2010, filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2010, and incorporated herein by reference
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.