Form 10-Q
period 2010-06-26
SUPREME INDUSTRIES INC
filed 2010-08-10
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at July 26, 2010
Class A	12,354,346
Class B	2,017,882

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 26,	December 26,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$82,508	$1,222,411
Investments	2,116,836	1,645,407
Accounts receivable, net	26,425,876	22,710,669
Inventories	40,085,021	31,553,351
Other current assets	4,006,191	8,870,300

Total current assets	72,716,432	66,002,138

Property, plant and equipment, at cost	89,042,898	89,501,666
Less, Accumulated depreciation and amortization	47,968,229	47,264,582

Property, plant and equipment, net	41,074,669	42,237,084

Other assets	567,712	1,181,357

Total assets	$114,358,813	$109,420,579

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	June 26,	December 26,
	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$27,782,424	$26,226,289
Trade accounts payable	15,479,713	9,906,429
Accrued income taxes	1,033,085	989,300
Other accrued liabilities	7,323,483	7,386,251

Total current liabilities	51,618,705	44,508,269

Long-term debt	991,308	1,115,410

Deferred income taxes	1,211,262	1,211,262

Total liabilities	53,821,275	46,834,941

Stockholders’ equity	60,537,538	62,585,638

Total liabilities and stockholders’ equity	$114,358,813	$109,420,579

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Net sales	$60,544,185	$47,582,740	$109,041,002	$96,204,729
Cost of sales	54,665,742	43,740,823	99,654,089	89,458,736
Gross profit	5,878,443	3,841,917	9,386,913	6,745,993

Selling, general and administrative expenses	5,716,945	5,196,414	11,336,875	10,842,867
Other income	(179,837)	(374,548)	(397,005)	(674,287)
Operating income (loss)	341,335	(979,949)	(1,552,957)	(3,422,587)

Interest expense	359,430	519,552	878,750	976,878
Loss from continuing operations before income taxes	(18,095)	(1,499,501)	(2,431,707)	(4,399,465)

Income tax benefit	—	(573,416)	—	(2,288,622)
Loss from continuing operations	(18,095)	(926,085)	(2,431,707)	(2,110,843)

Discontinued operations
Operating loss of discontinued motorhome operations	(143,970)	(180,961)	(138,766)	(394,180)
Net loss	$(162,065)	$(1,107,046)	$(2,570,473)	$(2,505,023)
Loss Per Share:
Loss from continuing operations	$(0.00)	$(0.07)	$(0.17)	$(0.15)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
Net loss	$(0.01)	$(0.08)	$(0.18)	$(0.18)
Shares used in the computation of loss per share:
Basic	14,292,955	14,185,065	14,274,747	14,165,215
Diluted	14,292,955	14,185,065	14,274,747	14,165,215

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 26,	June 27,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,570,473)	$(2,505,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,975,391	2,116,500
Provision for losses on doubtful receivables	61,768	43,035
Stock-based compensation expense	278,288	331,631
Losses (gains) on sale of property, plant and equipment	4,283	(231,150)
Changes in operating assets and liabilities	(1,905,516)	13,672,266

Net cash provided by (used in) operating activities	(2,156,259)	13,427,259

Cash flows from investing activities:
Additions to property, plant and equipment	(607,236)	(1,349,694)
Proceeds from sale of property, plant and equipment	611,249	479,816
Purchases of investments	(998,559)	(28,833)
Proceeds from sales of investments	571,996	173,830
Decrease in other assets	4,373	4,373

Net cash used in investing activities	(418,177)	(720,508)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	34,825,856	35,135,643
Repayments of revolving line of credit and long-term debt	(33,393,823)	(48,713,586)
Proceeds from exercise of stock options	2,500	—

Net cash provided by (used in) financing activities	1,434,533	(13,577,943)

Change in cash and cash equivalents	(1,139,903)	(871,192)

Cash and cash equivalents, beginning of period	1,222,411	932,608

Cash and cash equivalents, end of period	$82,508	$61,416

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and six months ended June 26, 2010 and June 27, 2009 are for 13- and 26-week periods, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

In the fourth quarter of 2009, the Company closed its Silver Crown luxury motorhome operations. This decision was triggered by a significant reduction of new motorhome sales orders and the cancellation of sales orders due to the extremely tight credit markets caused by the economic recession. The Company decided to exit the motorhome product line as part of a plan to focus on core truck and bus products and to reduce overall fixed costs.

The Company is assessing the viability of selling or leasing the real estate of the Silver Crown division and expects to retain the remaining fixed assets; therefore, they are not classified as held for sale at June 26, 2010 or December 26, 2009. The Company plans to sell the finished units on hand as of June 26, 2010, relating to this product line in the near term.

The 2010 operating results for the Silver Crown division are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	$—	$2,021,890	$1,567,977	$2,672,443

Pretax loss from operations	$(143,970)	$(468,545)	$(138,766)	$(821,558)

Net loss	$(143,970)	$(180,961)	$(138,766)	$(394,180)

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Continued

NOTE 3 — OTHER COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains (losses) on hedge-activity, net of tax, and unrealized gains (losses) on available-for-sale securities, net of tax.  Total comprehensive loss combines net loss and other comprehensive income.

For the three- and six-month periods ended June 26, 2010 and June 27, 2009, total and other comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Net loss	$(162,065)	$(1,107,046)	$(2,570,473)	$(2,505,023)
Other comprehensive income	135,805	62,636	241,585	130,558
Total comprehensive loss	$(26,260)	$(1,044,410)	$(2,328,888)	$(2,374,465)

NOTE 4 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	June 26,	December 26,
	2010	2009
Raw materials	$20,474,160	$17,512,758
Work-in-progress	6,832,878	6,528,059
Finished goods	12,777,983	7,512,534
	$40,085,021	$31,553,351

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

NOTE 5 — FAIR VALUE MEASUREMENT- continued

The Company used the following methods and significant assumptions to estimate the fair value of items:

Investments: The fair values of investments available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of June 26, 2010 and December 26, 2009 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of June 26, 2010 and December 26, 2009, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 6 — REVOLVING LINE OF CREDIT

The revolving line of credit and a letter of credit facility are part of a Credit Agreement as amended and restated on December 23, 2008 (the “Credit Agreement”).  On March 31, 2010, Supreme Corporation, the Company’s wholly-owned subsidiary, together with certain of the Company’s direct or indirect subsidiaries, amended its existing credit facility to require additional collateral and mortgages on all real estate owned by Supreme Corporation and its subsidiaries.

During the second quarter of 2010, the Company was not in compliance with an earnings-related covenant and a minimum tangible net worth covenant in its Credit Agreement.  The Company is in the process of obtaining appropriate waivers for the covenant violations and has recently completed discussions with its lender, and a new credit agreement is being drafted and is anticipated to be executed with the agreed upon terms and conditions.  The new agreement is expected to maintain the letter of credit line at $3.5 million but increase the line of credit available to Supreme Corporation and its subsidiaries to $30 million from $25 million and modify the two financial covenants regarding minimum tangible net worth and adjusted EBITDA measurements based upon a profit improvement plan presented to the lender during the second quarter. In addition, the new agreement is expected to have a maturity date of December 31, 2011, a reintroduction of performance-based pricing, and negative pledges on all real estate in lieu of mortgages. Despite its non-compliance with certain covenants, the Company has made scheduled payments of principal and interest on a timely basis.

Under the current Credit Agreement, the Company has available borrowings, as restricted by the borrowing base, of approximately $2.0 million as of June 26, 2010.  Since the Company is in default of the two financial covenants referred to above the lender could disallow borrowings under the current Credit Agreement (though they have not done so), and management expects to be able to continue to borrow as needed up to the amount of the available borrowing base until the new agreement is signed. Interest on outstanding borrowings under the bank revolving line of credit is based on the bank’s prime rate, or certain basis points above LIBOR, depending on the pricing option selected and the Company’s leverage ratio.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

NOTE 7 - LOSS PER SHARE

As of June 26, 2010, the assumed exercise or issuance of 215,861 shares and 234,068 shares for the three- and six-month periods, respectively, relating to stock plans were not included in the computation of diluted loss per share. As of June 27, 2009, the assumed exercise or issuance of 164,238 shares and 180,928 shares for the three-and six month period, respectively, relating to stock plans were not included in the diluted loss per share.  Inclusion of these shares in the respective periods would have been antidilutive.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements, Concluded

NOTE 8 - STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the six months ended June 26, 2010:

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 26, 2009	111,736	$4.62
Granted	—	n/a
Vested	(45,166)	5.04
Unvested, June 26, 2010	66,570	$4.34

The total fair value of the shares vested during the six months ended June 26, 2010, was $227,498.

A summary of the status of the Company’s outstanding stock options as of June 26, 2010, and changes during the six months ended June 26, 2010, are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 26, 2009	1,246,082	$5.00
Granted	—	n/a
Exercised	(1,766)	1.42
Expired	(363,720)	6.16
Forfeited	—	n/a
Outstanding, June 26, 2010	880,596	$4.53

As of June 26, 2010, outstanding options had an intrinsic value of $98,539 and a weighted-average remaining contractual life of 4.17 years.

Total unrecognized compensation expense related to all share-based awards outstanding at June 26, 2010, is approximately $459,000 and is to be recorded over a weighted average contractual life of 0.94 years.

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

Results of Operations

Overview

During the second quarter of 2010, we began to experience increases in revenues, and accordingly, we were able to improve our results from a pre-tax operating loss from continuing operations of $1.5 million in the second quarter of 2009 to a pre-tax operating loss of $18,000 in the second quarter of 2010.  We also improved our gross profit in 2010 by 55% for the second quarter and 39% for the six months as compared with the corresponding periods in 2009.  Based upon industry intelligence coupled with our own increased backlog, we are beginning to see business conditions are improving. However, we continue to maintain a conservative and cautious view of the economy as we move forward.

We have experienced improved demand for all product lines including truck, bus, and armored vehicles.  Our sales backlog was $91.7 million at June 26, 2010, as compared with $69.4 million at March 27, 2010 and $61.2 million at June 27, 2009.  With product enhancements to our Signature body to improve customer satisfaction, pent-up truck demand (due to historic lows in purchases over the past two years) and our improved backlog, we are well-positioned to improve our performance going forward, subject to a continued recovery of the truck market.

We also continue to look for opportunities to make our operations leaner and have implemented additional cost reductions that will be realized during the remainder of 2010.  The cumulative cost reductions to date, which began in mid-2008, have been derived from, among other factors, personnel and salary reductions, suspension of the Company’s 401(k) contributions, process improvements, plant closures and consolidations, outsourcing, and improved inventory management. In addition, during the fourth quarter of 2009, the Company closed its Silver Crown luxury motorhome business. The unprecedented tight credit markets caused by the severe economic recession led to a significant reduction of new motorhome orders and the cancellation of orders.

In our efforts to rebound from the severe recession and maintain our position as one of the strongest companies in our industry, we continue to implement our strategies of cost containment, production efficiencies, revenue enhancement, market expansion, and product diversification.

Net Sales

Net sales for the three months ended June 26, 2010, increased $12.9 million to $60.5 million as compared with $47.6 million for the three months ended June 27, 2009.  Net sales for the six months ended June 26, 2010, increased $12.8 million to $109.0 million compared with $96.2 million for the six months ended June 27, 2009.  The following table presents the components of net sales and the changes from period to period:

	Three Months Ended				Six Months Ended
($000’s omitted)	Jun 26, 2010	Jun 27, 2009	Change		Jun 26, 2010	Jun 27, 2009	Change
Specialized vehicles:
Trucks	$35,100	$25,208	$9,892	39.2%	$56,988	$51,653	$5,335	10.3%
Buses	17,429	16,656	773	4.6%	38,075	30,675	7,400	24.1%
Armored vehicles	6,614	4,348	2,266	52.0%	11,624	10,491	1,133	10.7%
	59,143	46,212	12,931	28.0%	106,687	92,819	13,868	14.8%
Composites	1,401	1,371	30	2.2%	2,354	3,386	(1,032)	-30.5%
	$60,544	$47,583	$12,961	27.2%	$109,041	$96,205	$12,836	13.3%

The truck division sales increase of $9.9 million, or 39%, for the quarter is primarily attributable to the improved retail truck market and the shipment of a fleet order which was delayed from the first quarter to the second quarter due to material and supply-chain issues.  We have experienced improved backlog for trucks and believe we are well-positioned to benefit from the favorable industry indicators being reported and the potential for trucking companies to begin replacing aging equipment.

Our StarTrans bus division continued to experience strong demand, increasing its sales by $0.8 million for the quarter and $7.4 million for the first half of 2010.  The increases are due in part to the availability of funds from the 2009 federal economic stimulus plan with state and local transit authorities purchasing additional product.  With our strong backlog, we anticipate continued favorable contributions from our bus division for the remainder of 2010.

The armored division continued to experience increased demand with revenue increases of $2.3 million for the quarter and $1.1 million for the first half of 2010.  These increases are primarily the result of our contract with the U.S. Department of State to produce armored Suburbans for embassies abroad and improved cash-in-transit demand.  We believe that the armored division is well-positioned for the remainder of 2010 due to the increased backlog and the positive response we are receiving from other governmental agencies regarding our armored product offerings and quality.

The decrease in composite sales of fiberglass reinforced plywood and other fiberglass products of $1.0 million, or 30.5%, for the first six months of 2010 was due to lower fiberglass sales resulting from the overall economic downturn.

Cost of sales and gross profit

Gross profit increased by $2.1 million, or 55.3%, to $5.9 million for the three months ended June 26, 2010, as compared with $3.8 million for the three months ended June 27, 2009.  For the six months ended June 26, 2010, gross profit increased by $2.7 million, or 38.8%, to $9.4 million compared with $6.7 million for the six months ended June 27, 2009.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended			Six Months Ended
	June 26, 2010	June 27, 2009	Percent Change	June 26, 2010	June 27, 2009	Percent Change
Material	58.6%	58.8%	(0.2)%	58.0%	58.4%	(0.4)%
Direct Labor	14.1	13.8	0.3	14.3	13.9	0.4
Overhead	15.2	17.1	(1.9)	16.6	18.5	(1.9)
Delivery	2.4	2.2	0.2	2.5	2.2	0.3
Cost of sales	90.3	91.9	(1.6)	91.4	93.0	(1.6)
Gross profit	9.7%	8.1%	1.6%	8.6%	7.0%	1.6%

Material — Material cost as a percentage of net sales decreased by 0.2% and 0.4% for the three and six months ended June 26, 2010, respectively, as compared with the corresponding periods in 2009. The decrease in the material percentage was attributed to a higher proportion of specialty products sold through our bus division.  This was partially offset by an increase in the material percentage due to a change in the overall product mix.

As the general economic environment begins to show signs of improvement, the potential for raw material cost increases remains a concern for certain commodities (aluminum, steel, and wood).  We closely monitor all major commodities and continually review the financial stability of our primary vendors.  We also strive to reduce manufacturing costs through the use of improved technologies, processes, and supply-chain management tactics and strategies.

Direct Labor — Direct labor as a percentage of net sales increased by 0.3% and 0.4% for the three and six months ended June 26, 2010, respectively, as compared with the corresponding periods in 2009.   The increase in the direct labor percentage was due to new employee training costs in order to support the higher production and sales levels in 2010. Historically, our labor percentage has increased during ramp-up periods due to new employee training costs.

Overhead — Manufacturing overhead as a percentage of net sales decreased by 1.9% for the three and six months ended June 26, 2010, as compared with the corresponding periods in 2009.  The overall overhead percentage declined due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.  Additionally, the decrease in the overhead percentage was the result of our cost reduction efforts which have included personnel reductions, process improvements, and plant consolidations.

Delivery — Delivery as a percentage of net sales increased by 0.2% and 0.3% for the three and six months ended June 26, 2010, respectively, as compared with the corresponding periods in 2009.  The Company continues to explore more cost-effective delivery methods to mitigate the adverse impact of ongoing high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $0.5 million, or 9.6%, to $5.7 million for the three months ended June 26, 2010, as compared with $5.2 million for the three months ended June 27, 2009.  For the six months ended June 26, 2010, selling and G&A expense increased by $0.5 million, or 4.6%, to $11.3 million compared with $10.8 million for the six months ended June 27, 2009.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended						Six Months Ended
($000’s omitted)	June 26, 2010		June 27, 2009		Change		June 26, 2010		June 27, 2009		Change
Selling expenses	$2,021	3.3%	$1,719	3.6%	$302	(0.3)%	$3,942	3.6%	$3,709	3.9%	$233	(0.3)%
G&A expenses	3,696	6.1	3,477	7.3	219	(1.2)	7,395	6.8	7,134	7.4	261	(0.6)
Total	$5,717	9.4%	$5,196	10.9%	$521	(1.5)%	$11,337	10.4%	$10,843	11.3%	$494	(0.9)%

Selling expenses — Selling expenses increased for the three and six months ended June 26, 2010, as compared with the corresponding period in 2009.  The increase for the three and six months was primarily attributable to higher commission expense resulting from the improvement in the sales volume. However, selling expenses as a percentage of sales decreased 0.3% for the three and six months as compared with the corresponding periods in 2009.

G&A expenses — G&A expenses increased for the three and six months ended June 26, 2010, as compared with the corresponding period in 2009.  The increase was primarily attributable to engaging a consulting firm to assist the Company with its profit improvement plan.  These costs were offset by reduced employee headcount and the related payroll and benefit cost savings.  Reductions in our administrative workforce have been a significant part of the cost savings initiatives that we began implementing in mid-2008. G&A expenses as a percentage of sales decreased 1.2% and 0.6% for the three and six months, respectively, as compared with the corresponding periods in 2009.

Other income

For the three months ended June 26, 2010, other income was $0.2 million (0.3% of net sales) as compared with $0.4 million (0.8% of net sales) for the three months ended June 27, 2009.  For the six months ended June 26, 2010, other income was $0.4 million (0.4% of net sales) as compared with $0.7 million (0.7% of net sales) for the six months ended June 27, 2009.  Other income consisted of rental income, gain or loss on sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was $0.4 million (0.7% of net sales) for the three months ended June 26, 2010, compared with $0.5 million (1.1% of net sales) for the three months ended June 27, 2009.  For the six months ended June 26, 2010, interest expense was $0.9 million (0.8% of net sales) compared with $1.0 million (1.0% of net sales) for the six months ended June 27, 2009.  The bank interest expense reflected lower prevailing interest rates coupled with reduced debt levels due to lower working capital levels.   This was somewhat offset by higher (performance-based) pricing provisions under our bank credit facility as recent operating losses triggered an increase in interest rates. Chassis interest expense decreased due to improved chassis management.

Loss from continuing operations before income taxes

The loss from continuing operations before income taxes was $18,000 for the three months ended June 26, 2010, compared to a net loss of $1.5 million (-3.2% of net sales) for the three months ended June 27, 2009.  For the six months ended June 26, 2010, the loss from continuing operations before income taxes was $2.4 million (-2.2% of net sales) compared with $4.4 million (-4.6% of net sales) for the six months ended June 27, 2009.

Income taxes

The Company fully utilized its net operating loss carryback benefits during its 2009 tax year, for which refunds have been received during 2010. Accordingly, we recorded a deferred tax asset for the net operating losses generated during the three-and six-month periods ended June 26, 2010. The ultimate realization of these deferred tax assets is dependent upon future taxable income. Because the Company has incurred tax losses in the prior two years, there is no certainty that the Company will utilize the full benefit of these deferred tax assets; therefore, it has recorded a valuation allowance for the net operating losses generated during the first half of 2010, thus no tax benefit has been recorded for the 2010 periods. The estimated effective income tax rate for the six months ended June 27, 2009 was 52%. The estimated effective income tax rate for the first half of 2009 was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits. The combination of these tax benefits along with the incurred pretax losses resulted in an overall tax benefit position for the Company in 2009.

Discontinued Operations

As noted earlier, the Company closed its Silver Crown luxury motorhome business and has reflected prior-period results accordingly as discontinued operations. The unprecedented tight credit markets caused by the severe economic recession has led to a significant reduction in new motorhome orders and the cancellation of orders.  For the three months ended June 26, 2010, the after tax operating loss from our Silver Crown discontinued operations was $0.1 million compared with an after tax operating loss of $0.2 million for the three months ended June 27, 2009.  For the six months ended June 26, 2010, the after tax operating loss from our Silver Crown discontinued operations was $0.1 million compared with an after tax operating loss of $0.4 million for the six months ended June 27, 2009.

Basic and diluted loss per share

The following table presents basic and diluted loss per share and the changes from period to period:

	Three Months Ended			Six Months Ended
	Jun 26, 2010	Jun 27, 2009	Change	Jun 26, 2010	Jun 27, 2009	Change
Basic and diluted net loss per share:
Loss from continuing operations	$—	$(0.07)	$0.07	$(0.17)	$(0.15)	$(0.02)
Loss from discontinued operations	(0.01)	(0.01)	—	(0.01)	(0.03)	0.02
Net Loss	$(0.01)	$(0.08)	$0.07	$(0.18)	$(0.18)	$—

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under a credit facility entered into by Supreme Corporation, the Company’s wholly-owned subsidiary. Principal uses of cash have been to fund recent operating losses, support working capital needs, meet debt service requirements, and fund capital expenditure needs.

Operating activities

Cash flows from operations represent the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Operating activities used $2.2 million of cash for the six months ended June 26, 2010, as compared with cash provided of $13.4 million for the six months ended June 27, 2009.  Our net loss, adjusted for depreciation and amortization, unfavorably impacted cash flows by $0.6 million for the six months ended June 26, 2010. For the first six months of 2010, cash used by operating activities was unfavorably impacted by an $8.5 million increase in inventory and a $3.7 million increase in accounts receivable.  The increases were due to higher production levels to support the increased backlog and the increased sales volume.  This was offset by an increase in accounts payable of $5.6 million and a federal income tax refund received generated by our 2009 net operating loss carryback totaling $4.2 million.  The Company continues to improve its inventory management resulting in higher inventory turns, which improved by over 18% quarter-over-quarter.

Investing activities

Cash used in investing activities was $0.4 million for the six months ended June 26, 2010, as compared with $0.7 million for the six months ended June 27, 2009. During the first half of 2010, the Company made short-term investments totaling $1.0 million through its wholly-owned captive insurance subsidiary and had capital expenditures totaling $0.6 million, which consisted primarily of replacement equipment. These amounts were reduced by the proceeds from the sale of assets of $0.6 million and proceeds from the sales of investments totaling $0.6 million.

Financing activities

Financing activities provided $1.4 million of cash for the six months ended June 26, 2010, principally due to borrowings on our revolving bank credit facility to support the increase in working capital related to higher 2010 sales and production levels, as compared with cash used of $13.6 million for the six months ended June 27, 2009.  Because of the prevailing industry conditions and our focus on restoring profitability and reducing debt, the Company’s Board of Directors suspended paying cash dividends effective as of February 16, 2009. Future dividends will be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant, and equipment expenditures, and other corporate purposes.

Capital Resources

The revolving line of credit and a letter of credit facility are part of a Credit Agreement as amended and restated on December 23, 2008 (the “Credit Agreement”).  On March 31, 2010, Supreme Corporation, the Company’s wholly-owned subsidiary, together with certain of the Company’s direct or indirect subsidiaries, amended its existing credit facility to require additional collateral and mortgages on all real estate owned by Supreme Corporation and its subsidiaries.

During the second quarter of 2010, the Company was not in compliance with an earnings-related covenant and a minimum tangible net worth covenant in its Credit Agreement.  The Company is in the process of obtaining appropriate waivers for the covenant violations and has recently completed discussions with its lender, and a new credit agreement is being drafted and is anticipated to be executed with the agreed upon terms and conditions.  The new agreement is expected to maintain the letter of credit line at $3.5 million but increase the line of credit available to Supreme Corporation and its subsidiaries to $30 million from $25 million and modify the two financial covenants regarding minimum tangible net worth and adjusted EBITDA measurements based upon a profit improvement plan presented to the lender during the second quarter. In addition, the new agreement is expected to have a maturity date of December 31, 2011, a reintroduction of performance-based pricing, and negative pledges on all real estate in lieu of mortgages. Despite its non-compliance with certain covenants, the Company has made scheduled payments of principal and interest on a timely basis.

Under the current Credit Agreement, the Company has available borrowings, as restricted by the borrowing base, of approximately $2.0 million as of June 26, 2010.  Since the Company is in default of the two financial covenants referred to above  the lender could disallow borrowings under the current Credit Agreement (though they have not done so), and management expects to be able to continue to borrow as needed up to the amount of the available borrowing base until the new agreement is signed. Interest on outstanding borrowings under the bank revolving line of credit is based on the bank’s prime rate, or certain basis points above LIBOR, depending on the pricing option selected and the Company’s leverage ratio.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

Summary of Liquidity and Capital Resources

The Company’s primary capital requirements are to support working capital demands, meet its debt service obligations, and finance capital expenditure requirements. The Company has a substantial asset collateral base that it believes is more than sufficient to support its current outstanding revolving line of credit obligation. Further, additional liquidity is obtained through selling products and collecting the resulting trade accounts receivable. The funds collected are used to pay creditors and employees and to fund working capital needs.

The Company believes that it has adequate availability under its current bank credit facility and sufficient additional liquidity resources to finance its expected working capital needs for 2010.

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

Excess and Obsolete Inventories — The Company must make estimates regarding the future use of raw materials, chassis, and finished products, and provide for obsolete or slow-moving inventories.  If actual product life cycles, product demand, and/or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would adversely affect future operating results.

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

ITEM 4.                                         CONTROLS AND PROCEDURES.

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 26, 2010.

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

On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company in the Superior Court of the State of Arizona in and for the County of Maricopa alleging breach of oral contract and other claims.  TAG alleges that, under an oral agreement between it and the Company, the Company has an obligation to pay to TAG a 10% commission on all sales of armored vehicles to the United States Department of State under a contract with the United States Department of State providing for up to $100,000,000 in sales.  As of June 26, 2010, sales of armored vehicles to the United States Department of State under this contract were approximately $20,000,000.  Because this matter is deemed by the Company to be frivolous, totally without merit, and completely groundless, the Company is vigorously contesting TAG’s claim and has filed a Motion for Summary Judgment to have it dismissed.

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

SUPREME INDUSTRIES, INC.

	By:	/s/ Herbert M. Gardner
DATE: August 10, 2010	Herbert M. Gardner
Chairman of the Board and Chief Executive Officer

	By:	/s/ Jeffery D. Mowery
DATE: August 10, 2010	Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

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