Form 10-Q
period 2010-09-25
SUPREME INDUSTRIES INC
filed 2010-11-05
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at October 25, 2010
Class A	12,455,991
Class B	1,917,882

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 25,	December 26,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$57,226	$1,222,411
Investments	1,235,994	1,645,407
Accounts receivable, net	21,894,479	22,710,669
Inventories	37,606,874	31,553,351
Other current assets	5,374,659	8,870,300

Total current assets	66,169,232	66,002,138

Property, plant and equipment, at cost	88,591,996	89,501,666
Less, Accumulated depreciation and amortization	48,755,232	47,264,582

Property, plant and equipment, net	39,836,764	42,237,084

Other assets	1,380,773	1,181,357

Total assets	$107,386,769	$109,420,579

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	September 25,	December 26,
	2010	2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$22,532,330	$26,226,289
Trade accounts payable	11,779,484	9,906,429
Accrued income taxes	1,002,085	989,300
Other accrued liabilities	9,092,421	7,386,251

Total current liabilities	44,406,320	44,508,269

Long-term debt	979,128	1,115,410

Deferred income taxes	1,438,463	1,211,262

Total liabilities	46,823,911	46,834,941

Stockholders’ equity	60,562,858	62,585,638

Total liabilities and stockholders’ equity	$107,386,769	$109,420,579

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009

Net sales	$62,838,770	$49,805,255	$171,879,771	$146,009,984
Cost of sales	57,150,319	45,722,285	156,804,407	135,181,021
Gross profit	5,688,451	4,082,970	15,075,364	10,828,963

Selling, general and administrative expenses	5,706,733	5,223,451	17,043,608	16,066,318
Other income	(192,593)	(102,669)	(589,598)	(776,956)
Operating income (loss)	174,311	(1,037,812)	(1,378,646)	(4,460,399)

Interest expense	296,438	549,423	1,175,188	1,526,301
Loss from continuing operations before income taxes	(122,127)	(1,587,235)	(2,553,834)	(5,986,700)

Income tax benefit	—	(337,008)	—	(2,625,630)
Loss from continuing operations	(122,127)	(1,250,227)	(2,553,834)	(3,361,070)

Discontinued operations
Operating loss of discontinued motorhome operations	(51,743)	(278,347)	(190,509)	(672,527)
Net loss	$(173,870)	$(1,528,574)	$(2,744,343)	$(4,033,597)
Loss Per Share:
Loss from continuing operations	$(0.01)	$(0.09)	$(0.18)	$(0.23)
Loss from discontinued operations	(0.00)	(0.02)	(0.01)	(0.05)
Net loss	$(0.01)	$(0.11)	$(0.19)	$(0.28)
Shares used in the computation of loss per share:
Basic	14,325,693	14,198,782	14,291,729	14,180,168
Diluted	14,325,693	14,198,782	14,291,729	14,180,168

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 25,	September 26,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,744,343)	$(4,033,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,865,033	3,117,219
Provision for losses on doubtful receivables	51,462	78,736
Stock-based compensation expense	434,515	469,810
Losses (gains) on sale of property, plant and equipment, net	402	(239,708)
Changes in operating assets and liabilities	2,015,444	11,281,311

Net cash provided by operating activities	2,622,513	10,673,771

Cash flows from investing activities:
Additions to property, plant and equipment	(1,046,839)	(1,655,555)
Proceeds from sale of property, plant and equipment	623,749	507,071
Purchases of investments	(1,018,499)	(85,625)
Proceeds from sales of investments	1,475,073	1,053,054
Decrease in other assets	6,559	6,559

Net cash provided by (used in) investing activities	40,043	(174,496)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	50,794,006	55,813,354
Repayments of revolving line of credit and long-term debt	(54,624,247)	(67,178,347)
Proceeds from exercise of stock options	2,500	—

Net cash used in financing activities	(3,827,741)	(11,364,993)

Change in cash and cash equivalents	(1,165,185)	(865,718)

Cash and cash equivalents, beginning of period	1,222,411	932,608

Cash and cash equivalents, end of period	$57,226	$66,890

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and nine months ended September 25, 2010 and September 26, 2009 are for 13- and 39-week periods, respectively.

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

The Company is in the process of selling or leasing the real estate of the Silver Crown division; therefore, the real estate totaling $1.3 million is accordingly classified as held for sale at September 25, 2010. The Company plans to sell the finished units on hand as of September 25, 2010, relating to this product line in the near term.

The 2010 operating results for the Silver Crown division are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

	Three Months Ended		Nine Months Ended
	Sep 25, 2010	Sep 26, 2009	Sep 25, 2010	Sep 26, 2009

Net sales	$260,174	$295,922	$1,828,151	$2,968,365

Pretax loss from operations	$(51,743)	$(376,339)	$(190,509)	$(1,197,897)

Net loss	$(51,743)	$(278,347)	$(190,509)	$(672,527)

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements-Continued

NOTE 3 — OTHER COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains (losses) on hedge-activity, net of tax, and unrealized gains (losses) on available-for-sale securities, net of tax.  Total comprehensive loss combines net loss and other comprehensive income.

For the three- and nine-month periods ended September 25, 2010 and September 26, 2009, total comprehensive loss and other comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	Sep 25,	Sep 26,	Sep 25,	Sep 26,
	2010	2009	2010	2009
Net loss	$(173,870)	$(1,528,574)	$(2,744,343)	$(4,033,597)
Other comprehensive income	42,962	97,530	284,548	228,088
Total comprehensive loss	$(130,908)	$(1,431,044)	$(2,459,795)	$(3,805,509)

NOTE 4 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	September 25,	December 26,
	2010	2009
Raw materials	$19,717,295	$17,512,758
Work-in-progress	7,478,945	6,528,059
Finished goods	10,410,634	7,512,534
	$37,606,874	$31,553,351

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

Notes To Consolidated Financial Statements-Continued

NOTE 5 — FAIR VALUE MEASUREMENT- continued

The Company used the following methods and significant assumptions to estimate the fair value of items:

Investments: The fair values of investments available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of September 25, 2010, and December 26, 2009, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of September 25, 2010, and December 26, 2009, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 6 — REVOLVING LINE OF CREDIT

On October 18, 2010, Supreme Industries, Inc. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Lender”) which agreement was effective on September 30, 2010.  Under the terms of the Credit Agreement, the Lender agreed to provide the Company with a revolving line of credit of up to $30,000,000 (previously $25,000,000) through December 31, 2011.  The line of credit is limited to $25,000,000 until the Company meets certain post-closing conditions, outlined in the Credit Agreement, at which time the full revolving credit amount of $30,000,000 will become available.  In order to qualify for the full revolving credit amount, the Company must meet certain borrowing base requirements related to accounts receivable and inventories.  As additional collateral for the revolving credit facility, Supreme and certain of its affiliates have signed and delivered to the Lender Pledge and Security Agreements granting to the Lender security interests in their personal property.  During the term of this revolving credit, the Company is required to comply with two financial covenants, consisting of a minimum required EBITDA (Earnings Before Interest Taxes Depreciation and Amortization) and a minimum tangible net worth.

As of September 25, 2010, the Company had unused credit capacity of approximately $5.5 million under its then existing $25,000,000 credit agreement.  Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate, or certain basis points above LIBOR, depending on the pricing option selected and the Company’s leverage ratio.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

NOTE 7 - LOSS PER SHARE

As of September 25, 2010, the assumed exercise or issuance of 160,129 shares and 212,753 shares for the three- and nine-month periods, respectively, relating to stock plans were not included in the computation of diluted loss per share. As of September 26, 2009, the assumed exercise or issuance of 253,013 shares and 186,797 shares for the three-and nine month period, respectively, relating to stock plans were not included in the computation of diluted loss per share.  Inclusion of these shares in the respective periods would have been antidilutive.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements — Concluded

NOTE 8 - STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the nine months ended September 25, 2010:

	Number of Shares	Weighted - Average Grant Date Fair Value
Unvested, December 26, 2009	111,736	$4.62
Granted	—	n/a
Vested	(67,749)	5.04
Unvested, September 25, 2010	43,987	$3.99

The total fair value of the shares vested during the nine months ended September 25, 2010 was $341,247.

A summary of the status of the Company’s outstanding stock options as of September 25, 2010, and changes during the nine months ended September 25, 2010, are as follows:

	Number of Shares	Weighted - Average Exercise Price
Outstanding, December 26, 2009	1,246,082	$5.00
Granted	—	n/a
Exercised	(1,766)	1.42
Expired	(363,720)	6.16
Forfeited	—	n/a
Outstanding, September 25, 2010	880,596	$4.53

As of September 25, 2010, outstanding options had an intrinsic value of $87,081 and a weighted-average remaining contractual life of 3.92 years.

Total unrecognized compensation expense related to all share-based awards outstanding at September 25, 2010, was approximately $303,000 and is to be recorded over a weighted average contractual life of 0.80 years.

ITEM 2.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Indiana Operations, Inc., is one of the nation’s leading manufacturers of specialized commercial vehicles. Utilizing a nationwide direct sales and distribution network, as well as manufacturing and service facilities in nine states across the continental United States, Supreme is able to meet the needs of customers across all of North America.

The Company engages principally in the production and sale of customized truck bodies, buses, and other specialty vehicles. Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty vehicle offerings include products such as customized armored vehicles, homeland response vehicles, and portable storage units.

The Company and its product offerings are sensitive to various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis, and the availability of credit and financing to the Company, our vendors, dealers, and end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009, and herein in Item 1A.

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto elsewhere in this document and pertain to continuing operations unless otherwise noted.

Results of Operations

Overview

During the third quarter of 2010, we continued to experience increasing revenues, and accordingly, we were able to improve our results from a pre-tax operating loss of $1.6 million in the third quarter of 2009 to a pre-tax operating loss of $0.1 million in the third quarter of 2010.  We also improved our gross profit in 2010 by 39% for both the third quarter and for the nine months as compared with the corresponding periods in 2009.  Based upon industry analysts, our own increasing backlog, and a large fleet order received for spring 2011, we are beginning to see improved market demand. However, we continue to maintain a conservative and cautious view of our markets as we move forward.

We have been experiencing improved demand for all product lines including truck, bus, and armored vehicles.  Our sales backlog was $89.3 million at September 25, 2010, as compared with $61.9 million at September 26, 2009.  With product enhancements to our Signature body to improve customer satisfaction, pent-up truck demand (due to historic lows in purchases over the past two years), and our improved backlog, we are well-positioned to improve our performance going forward, subject to a continued recovery of the truck market.

We also continue to look for opportunities to make our operations leaner and more profitable.  The substantial cost reductions to date, which began in mid-2008, have been derived from, among other factors, personnel and salary reductions, suspension of the Company’s 401(k) contributions, process improvements, plant closures and consolidations, outsourcing, and improved inventory management. In addition, during the fourth quarter of 2009, the Company closed its Silver Crown luxury motorhome business. The unprecedented tight credit markets caused by the severe economic recession led to a significant reduction of new motorhome orders and the cancellation of orders.

In our efforts to rebound from the severe recession and maintain our position as one of the strongest companies in our industry, we continue to implement our strategies of cost containment, production efficiencies, revenue enhancement, market expansion, and product diversification.

Net Sales

Net sales for the three months ended September 25, 2010, increased $13.0 million to $62.8 million as compared with $49.8 million for the three months ended September 26, 2009.  Net sales for the nine months ended September 25, 2010, increased $25.9 million to $171.9 million compared with $146.0 million for the nine months ended September 26, 2009.  The following table presents the components of net sales and the changes from period to period:

	Three Months Ended				Nine Months Ended
($000’s omitted)	Sep 25, 2010	Sep 26, 2009	Change		Sep 25, 2010	Sep 26, 2009	Change
Specialized vehicles:
Trucks	$35,968	$27,153	$8,815	32.5%	$92,956	$78,806	$14,150	18.0%
Buses	20,368	19,515	853	4.4%	58,443	50,190	8,253	16.4%
Armored vehicles	5,718	2,735	2,983	109.1%	17,341	13,226	4,115	31.1%
	62,054	49,403	12,651	25.6%	168,740	142,222	26,518	18.6%
Composites	785	402	383	95.3%	3,140	3,788	(648)	-17.1%
	$62,839	$49,805	$13,034	26.2%	$171,880	$146,010	$25,870	17.7%

The truck division sales increase of $8.8 million, or 33% for the quarter, and $14.2 million, or 18% for the first nine months, was primarily attributable to an improved retail truck market and increased fleet shipments.  We have experienced improved backlog for trucks and believe that we are well-positioned to benefit from favorable industry indicators and the expectation that customers will begin replacing aging equipment.  Additionally, we are encouraged by a specific large fleet order received with shipments to commence during the first half of 2011.

Our StarTrans bus division continued to experience strong demand, increasing its sales by $0.9 million for the quarter and $8.3 million for the first nine months of 2010.  These increases were due in part to the availability of funds from the 2009 federal economic stimulus plan enabling state and local transit authorities to purchase new units.  With our strong bus backlog, we anticipate continued favorable contributions from our bus division for the remainder of 2010 and into 2011.

The armored division continued to experience increased demand with revenue increases of $3.0 million for the quarter and $4.1 million for the nine months of 2010.  These increases were primarily the result of our contract with the U.S. Department of State to produce armored Suburbans for embassies abroad and improved demand for cash-in-transit vehicles.  We believe that the armored division is well-positioned for the remainder of 2010 and into 2011 due to the increased backlog and the positive response we are receiving from other governmental agencies regarding our armored product offerings and quality.

The composite divisions represent sales of fiberglass reinforced plywood and other fiberglass products.  The increase for the quarter of $0.4 million was due to improved sales of our fiberglass reinforced plywood product.  The decrease of $0.7 million for the first nine months of 2010 was due to lower fiberglass sales resulting from the overall economic downturn.

Cost of sales and gross profit

Gross profit increased by $1.6 million, or 39.0%, to $5.7 million for the three months ended September 25, 2010, as compared with $4.1 million for the three months ended September 25, 2009.  For the nine months ended September 25, 2010, gross profit increased by $4.3 million, or 39.8%, to $15.1 million compared with $10.8 million for the nine months ended September 26, 2009.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended			Nine Months Ended
	Sep 25, 2010	Sep 26, 2009	Percent Change	Sep 25, 2010	Sep 26, 2009	Percent Change
Material	57.3%	59.4%	(2.1)%	57.8%	58.8%	(1.0)%
Direct Labor	15.4	13.7	1.7	14.7	13.8	0.9
Overhead	15.6	16.3	(0.7)	16.2	17.7	(1.5)
Delivery	2.6	2.4	0.2	2.5	2.3	0.2
Cost of sales	90.9	91.8	(0.9)	91.2	92.6	(1.4)
Gross profit	9.1%	8.2%	0.9%	8.8%	7.4%	1.4%

Material — Material cost as a percentage of net sales decreased by 2.1% and 1.0% for the three and nine months ended September 25, 2010, respectively, as compared with the corresponding periods in 2009. The decrease in the material percentage was attributable to a higher proportion of specialty products sold through our bus and armored divisions.  This was partially offset by an increase in the material percentage in the truck division due to a change in the product mix and a competitive pricing environment.

As the general economic environment begins to show signs of stability and some improvement, the potential for future raw material cost increases remains a concern for certain commodities (aluminum, steel, and wood).  We closely monitor all major commodities and continually review the financial stability of our primary vendors.  We also strive to reduce manufacturing costs through the use of improved technologies, processes, and supply-chain management tactics and strategies.

Direct Labor — Direct labor as a percentage of net sales increased by 1.7% and 0.9% for the three and nine months ended September 25, 2010, respectively, as compared with the corresponding periods in 2009.  The increase in the direct labor percentage was due to new employee training costs in order to support the higher production and sales levels in 2010. Historically, our labor percentage has increased during ramp-up periods due to the new employee training costs.

Overhead — Manufacturing overhead as a percentage of net sales decreased by 0.7% and 1.5% for the three and nine months ended September 25, 2010, respectively, as compared with the corresponding periods in 2009.  The overall overhead percentage declined due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.  Additionally, the decrease in the overhead percentage was the result of our cost reduction efforts which have included personnel reductions, process improvements, and plant consolidations.  Partially offsetting the decrease in the percentage was group health insurance costs which were higher than anticipated as a result of several large claims.  In an effort to control future claim costs, the Company continues to implement design changes to its group health insurance plan.

Delivery — Delivery as a percentage of net sales increased by 0.2% for the three and nine months ended September 25, 2010, as compared with the corresponding periods in 2009.  The Company continues to explore more cost-effective delivery methods to mitigate the adverse impact of ongoing high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $0.5 million, or 9.6%, to $5.7 million for the three months ended September 25, 2010, as compared with $5.2 million for the three months ended September 26, 2009.  For the nine months ended September 25, 2010, selling and G&A expenses increased by $0.9 million, or 5.6%, to $17.0 million compared with $16.1 million for the nine months ended September 26, 2009.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended						Nine Months Ended
($000’s omitted)	Sep 25, 2010		Sep 26, 2009		Change		Sep 25, 2010		Sep 26, 2009		Change
Selling expenses	$1,910	3.1%	$1,677	3.4%	$233	-0.3%	$5,852	3.4%	$5,385	3.7%	$467	-0.3%
G&A expenses	3,797	6.0	3,546	7.1	251	-1.1	11,192	6.5	10,681	7.3	511	-0.8
Total	$5,707	9.1%	$5,223	10.5%	$484	-1.4%	$17,044	9.9%	$16,066	11.0%	$978	-1.1%

Selling expenses — Selling expenses increased for the three and nine months ended September 25, 2010, as compared with the corresponding periods in 2009.  The increase for both periods was primarily attributable to higher commission expense resulting from the improvement in the sales volume. However, selling expenses as a percentage of sales decreased 0.3% for the three and nine months, respectively, as compared with the corresponding periods in 2009.

G&A expenses — G&A expenses increased for the three and nine months ended September 25, 2010, as compared with the corresponding period in 2009.  The increase was primarily attributable to costs incurred to engage a consulting firm to assist the Company with its profit improvement plan and higher legal fees resulting from a lawsuit the Company is vigorously contesting.  These costs were offset by reduced employee headcount and the related payroll and benefit cost savings.  Reductions in our administrative workforce have been a significant part of the cost savings initiatives that we began implementing in mid-2008. G&A expenses as a percentage of sales decreased 1.1% and 0.8% for the three and nine months, respectively, as compared with the corresponding periods in 2009.

Other income

For the three months ended September 25, 2010, other income was $0.2 million as compared with $0.1 million for the three months ended September 26, 2009.  For the nine months ended September 25, 2010, other income was $0.6 million as compared with $0.8 million for the nine months ended September 26, 2009.  Other income consisted of rental income, gain or loss on sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was $0.3 million for the three months ended September 25, 2010, compared with $0.5 million for the three months ended September 26, 2009.  For the nine months ended September 25, 2010, interest expense was $1.2 million compared with $1.5 million for the nine months ended September 26, 2009.  A reduction in chassis interest expense was partially attributable to measures implemented to improve bailment chassis inventory management.  The bank interest expense reflected lower prevailing interest rates coupled with reduced debt levels due to lower working capital levels.  This was somewhat offset by higher (performance-based) pricing provisions under our bank credit facility as recent operating losses triggered an increase in interest rates.

Loss from continuing operations before income taxes

The loss from continuing operations before income taxes was $0.1 million (-0.2% of net sales) for the three months ended September 25, 2010, compared to a net loss of $1.6 million (-3.2% of net sales) for the three months ended September 26, 2009.  For the nine months ended September 25, 2010, the loss from continuing operations before income taxes was $2.6 million (-1.5% of net sales) compared with $6.0 million (-4.1% of net sales) for the nine months ended September 26, 2009.

Income taxes

The Company fully utilized its net operating loss carryback benefits during its 2009 tax year, for which refunds have been subsequently received. Accordingly, we recorded a deferred tax asset for the net operating losses generated during the three-and nine-month periods ended September 25, 2010. The ultimate realization of these deferred tax assets is dependent upon future taxable income. Because the Company has incurred tax losses in the prior two years, there is no certainty that the Company will utilize the full benefit of these deferred tax assets; therefore, it has recorded a valuation allowance for the net operating losses generated during the three quarters of 2010, thus no tax benefit has been recorded for the 2010 periods. The estimated effective income tax rate for the nine months ended September 26, 2009, was 44%. The estimated effective income tax rate for the three quarters of 2009 was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits. The combination of these tax benefits, in addition to the incurred pretax losses, resulted in an overall tax benefit position for the Company in 2009.

Discontinued Operations

As noted earlier, the Company closed its Silver Crown luxury motorhome business and has, accordingly, reflected prior-period results as discontinued operations. The unprecedented tight credit markets caused by the severe economic recession led to a significant reduction in new motorhome orders and the cancellation of orders.  For the three months ended September 25, 2010, the after tax operating loss from this discontinued operation was $52,000 compared with an after tax operating loss of $0.3 million for the three months ended September 26, 2009.  For the nine months ended September 25, 2010, the after tax operating loss from the Silver Crown discontinued operation was $0.2 million compared with an after tax operating loss of $0.7 million for the nine months ended September 26, 2009.

Basic and diluted loss per share

The following table presents basic and diluted loss per share and the changes from period to period:

	Three Months Ended			Nine Months Ended
	Sep 25, 2010	Sep 26, 2009	Change	Sep 25, 2010	Sep 26, 2009	Change
Basic and diluted net loss per share:
Loss from continuing operations	$(0.01)	$(0.09)	$0.08	$(0.18)	$(0.23)	$0.05
Loss from discontinued operations	—	(0.02)	0.02	(0.01)	(0.05)	0.04
Net Loss	$(0.01)	$(0.11)	$0.10	$(0.19)	$(0.28)	$0.09

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under a credit facility entered into by Supreme Indiana Operations, Inc., the Company’s wholly-owned subsidiary, and certain of its affiliates. Principal uses of cash have been to fund recent operating losses, support working capital needs, meet debt service requirements, and fund capital expenditure needs.

Operating activities

Cash flows from operations represent the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Operating activities provided $2.6 million of cash for the nine months ended September 25, 2010, as compared with cash provided of $10.7 million for the nine months ended September 26, 2009.  Our net loss, adjusted for depreciation and amortization, favorably impacted cash flows by $0.1 million for the nine months ended September 25, 2010. For the first nine months of 2010, cash provided by operating activities was favorably impacted by an increase in accounts payable of $1.9 million, a $1.7 million increase in accrued other liabilities, and a decrease in accounts receivables totaling $0.8 million.  The Company also received a federal income tax refund generated by our 2009 net operating loss carryback totaling $4.2 million.  This was offset by a $6.1 million increase in inventories due to higher production levels to support the increased backlog and the increased sales volume.  The Company continues to improve its inventory management resulting in higher inventory turns, which improved by over 13% compared to the third quarter of 2009.

Investing activities

Cash provided by investing activities was $40,000 for the nine months ended September 25, 2010, as compared with cash used of $175,000 for the nine months ended September 26, 2009. During the first nine months of 2010, the Company made short-term investments totaling $1.0 million through its wholly-owned captive insurance subsidiary and had capital expenditures totaling $1.0 million, which consisted primarily of replacement equipment. These amounts were reduced by the proceeds from the sale of assets of $0.6 million and proceeds from the sales of investments totaling $1.5 million.

Financing activities

Financing activities used $3.8 million of cash for the nine months ended September 25, 2010, principally due a reduction of debt under our revolving bank credit facility as compared with cash used of $11.4 million for the nine months ended September 26, 2009.  Because of the prevailing industry conditions and our focus on restoring profitability and reducing debt, the Company’s Board of Directors suspended paying cash dividends effective as of February 16, 2009. Future dividends will be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant, and equipment expenditures, and other corporate purposes.

Capital Resources

On October 18, 2010, Supreme Industries, Inc. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Lender”) which agreement was effective on September 30, 2010.  Under the terms of the Credit Agreement, the Lender agreed to provide the Company with a revolving line of credit of up $30,000,000 (previously $25,000,000) through December 31, 2011.  The line of credit is limited to $25,000,000 until the Company meets certain post-closing conditions, outlined in the Credit Agreement, at which time the full revolving credit amount of $30,000,000 will become available.  In order to qualify for the full revolving credit amount, the Company must meet certain borrowing base requirements related to accounts receivable and inventories.  As additional collateral for the revolving credit facility, Supreme and certain of its affiliates have signed and delivered to the Lender Pledge and Security Agreements granting to the Lender security interests in their personal property.  During the term of this revolving credit, the Company is required to comply with two financial covenants, being a minimum required EBITDA (Earnings Before Interest Taxes Depreciation and Amortization) and a minimum tangible net worth.

As of September 25, 2010, the Company had unused credit capacity of approximately $5.5 million under its then existing $25,000,000 credit agreement.  Interest on outstanding borrowings under the revolving line of credit is based on the bank’s prime rate, or certain basis points above LIBOR, depending on the pricing option selected and the Company’s leverage ratio.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

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

The Company believes that it has adequate availability under its new bank credit facility and sufficient additional liquidity resources to finance its expected working capital needs.

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

ITEM 4.            CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 25, 2010.

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

On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company in the Superior Court of the State of Arizona in and for the County of Maricopa alleging breach of oral contract and other claims.  TAG alleges that, under an oral agreement between it and the Company, the Company has an obligation to pay to TAG a 10% commission on all sales of armored vehicles to the United States Department of State under a contract with the United States Department of State providing for up to $100,000,000 in sales.  As of September 25, 2010, sales of armored vehicles to the United States Department of State under this contract were approximately $24,000,000.  Since the Company believed that this lawsuit is totally without merit (there was never any such oral agreement or factual basis for TAG’s other claims), the Company filed a Motion for Summary Judgment which was denied by the trial court on October 6, 2010.  No date for a jury trial has been set.  The Company has instructed its attorneys to vigorously contest TAG’s claim.  However, due to the inherent nature of litigation, the ultimate outcome of this case (whether by jury trial or otherwise) is uncertain and unpredictable.

ITEM 1A.                           RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A: Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 26, 2009, which is herein incorporated by reference.  We have added an additional risk factor to reflect current litigation.

We are currently subject to litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operation and cash flows.

The Armored Group has filed a complaint against the Company alleging breach of an oral contract and other claims.  Since the Company believed that this lawsuit is totally without merit (there was never any such oral agreement or factual basis for TAG’s other claims), the Company filed a Motion for Summary Judgment which was denied by the trial court on October 6, 2010.  No date for a jury trial has been set.  We have instructed our attorneys to vigorously contest TAG’s claim.  However, due to the inherent nature of litigation, the ultimate outcome of this case (whether by jury trial or otherwise) is uncertain and unpredictable.  If the final resolution of this litigation is unfavorable to us, our financial condition, results of operation and cash flows might be materially adversely affected.

ITEM 2.                                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.                                    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.            RESERVED.

ITEM 5.            OTHER INFORMATION.

On November 1, 2010, the Company’s wholly-owned subsidiary, Supreme Indiana Operations, Inc. (“SIO”), and Ford Motor Company (“Ford”) entered into the Ford Authorized Converter Pool Agreement (the “Bailment Agreement”), pursuant to which we obtain vehicle chassis for our specialized vehicle products.  The Bailment Agreement supersedes the agreement between Supreme Corporation and Ford, effective May 1, 2008, solely to reflect the merger of SIO with and into our wholly-owned subsidiary, Supreme Corporation, with SIO being the surviving entity.

We build specialized vehicles and install other equipment on such chassis and the completed vehicles (the “Vehicles”) are sold to authorized Ford dealers.  Under the Bailment Agreement, chassis are obtained by bailment and held by us for a period of 90 days without charge.  If any of the chassis have not been utilized in a purchased Vehicle after 90 days, storage charges will begin to accrue on such chassis beginning on the 91st day until such time that such chassis are re-billed to an authorized Ford dealer.  The storage charges will be based on the published interest rate for bank prime loans plus points, which number of points will increase on a sliding scale the longer such chassis is not utilized in a purchased vehicle.

For each chassis, bailment shall end upon the earlier of:  (1) the time that the chassis is sold by Ford to an authorized Ford dealer; and (2) upon authorized return of the chassis to Ford by us.

The foregoing description of the Bailment Agreement is incomplete and is qualified in its entirety by reference to the Bailment Agreement, a copy of which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Exhibit 10.1*	Ford Authorized Converter Pool Agreement, dated November 1, 2010, between Supreme Indiana Operations, Inc. and Ford Motor Company.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Herbert M. Gardner
DATE: November 5, 2010	Herbert M. Gardner
Chairman of the Board and Chief Executive Officer

	By:	/s/ Jeffery D. Mowery
DATE: November 5, 2010	Jeffery D. Mowery
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 10.1*	Ford Authorized Converter Pool Agreement, dated November 1, 2010, between Supreme Indiana Operations, Inc. and Ford Motor Company.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.