Form 10-K
period 2010-12-25
SUPREME INDUSTRIES INC
filed 2011-03-25
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 25, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the last closing sale price of $2.30 per share for the common stock on the NYSE Amex (formerly American Stock Exchange) on such date, was approximately $24,590,765.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 14, 2011
Class A Common Stock ($.10 Par Value) Class B Common Stock ($.10 Par Value)	12,662,983 shares 1,716,937 shares

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 5, 2011  —  Part III

ii

PART I

ITEM 1.                  BUSINESS.

History

Supreme Industries, Inc., a Delaware corporation (the “Company,” “Supreme” or “we”), is one of the nation’s leading manufacturers of specialized vehicles including trucks, buses, and armored vehicles.  The Company was incorporated in 1979 and originally had one operating subsidiary, TGC Industries, Inc., which was spun off to stockholders of the Company effective July 31, 1986.

In January of 1984, Supreme Corporation, the Company’s wholly-owned operating subsidiary, was formed to acquire a company engaged in the business of manufacturing, selling, and repairing specialized truck bodies, buses, and related equipment.

On September 28, 2010, a restructuring transaction occurred pursuant to which Supreme Indiana Operations, Inc., a Delaware corporation (“Supreme Indiana”), merged upstream and into its parent, Supreme Corporation, with the surviving entity being Supreme Indiana.

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

Supreme’s core truck products are medium-priced, although prices can range from $4,000 to more than $100,000.  Supreme’s truck bodies are offered in aluminum, fiberglass reinforced plywood (“FRP”), FiberPanel, SignaturePlate or molded fiberglass construction and are available in lengths of 8 to 30 feet and heights of up to 109 inches.  Examples of optional equipment offered by Supreme include liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment, which are configured with the truck bodies to meet the end-user’s needs.

The following table shows net sales contributed by each of the Company’s continuing operation product categories:

	2010	2009	2008
Specialized vehicles:
Trucks	$122,489,740	$96,742,558	$155,407,510
Buses	69,951,326	66,439,902	79,139,207
Armored vehicles	24,599,094	18,751,395	6,002,900
	217,040,160	181,933,855	240,549,617
Composites	3,848,426	4,140,608	10,093,047
	$220,888,586	$186,074,463	$250,642,664

The following is a brief summary of Supreme’s products:

Signature Van bodies.  Supreme’s Signature Van bodies range from 10 to 28 feet in length with exterior walls assembled from one of several material options including pre-painted aluminum, FRP panels, FiberPanels, or SignaturePlate. Additional features include molded composite front and side corners, LED marker lights, sealed wiring harnesses, hardwood or pine flooring, and various door configurations to accommodate end-user loading and unloading requirements.  This product is adaptable for a diverse range of uses in dry-freight transportation.

Iner-City® cutaway van bodies.  An ideal route truck for a variety of commercial applications, the Iner-City bodies are manufactured on cutaway chassis which allow access from the cab to the cargo area.  Borrowing many design elements from Supreme’s larger van body, the Iner-City is shorter in length (10 to 18 feet) than a van body.

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

Aero Body.  Supreme’s Aero-Body combined with Isuzu’s ECO-MAX chassis achieves up to 30% improved fuel economy. Curved composite walls with nested wind faring create a streamlined modern look.

Armored SUVs.  Supreme’s armored SUV products offer the same outside appearance and interior as a stock model SUV, but with armored protection against hostile fire.  These protective vehicles are frequently used abroad by governmental agencies.

Armored trucks.  Supreme’s armored trucks are built to customer specifications in aluminum, galvaneal, or stainless steel.

Supreme Specialty Vehicles.  The Supreme Specialty Vehicles (“SSV”) product line specializes in meeting the transportation needs of emergency response and homeland security personnel.  Popular products include SWAT rapid deployment vehicles and prisoner transport vehicles.

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

Manufacturing

Supreme’s manufacturing facilities are located in Goshen and Ligonier, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; and Jonestown, Pennsylvania.  Supreme’s management estimates that the capacity utilization of its plants and equipment range from 40% to 75% of capacity, with recent utilization at the high end of this range.

Supreme builds specialized vehicles and installs other equipment on truck chassis, most of which are provided by converter pool agreements or are owned by dealers or end-users.  These truck bodies are built on an assembly line from engineered structural components such as floors, roofs, and wall panels.  These components are manufactured from Supreme’s proprietary designs and are installed on the truck chassis.  Supreme then installs optional equipment and applies any special finishes or decals that the customer has specified.  Throughout the manufacturing and installation process, Supreme conducts quality control procedures to ensure that the products meet its customers’ specifications.  Supreme’s products are generally produced to firm orders and are designed and engineered by Supreme.  Order levels will vary depending upon price, competition, prevailing economic conditions, and other factors.

Supreme is more vertically integrated than many of its competitors.  The Company manufactures its own fiberglass reinforced plywood and a portion of its fiberglass parts and has extensive roll forming and metal bending capabilities.  These component manufacturing facilities are located in Goshen and Ligonier, Indiana.

Supreme provides limited warranties against construction defects in its products.  These warranties generally provide for the replacement or repair of defective parts or workmanship for periods of up to five years following the date of retail sale.

We purchase raw materials and component parts from a number of sources.  Although we have no long-term supply contracts, management believes that we have good relationships with our primary suppliers. In recent years prices have fluctuated significantly, but we have experienced no significant problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of our production schedules.  Management believes that the materials used in the production of our products are available at competitive prices from an adequate number of alternative suppliers.  Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on our business.

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

Supreme’s distributor/dealer network consists of approximately 40 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial dealers.  Management believes that this large network, coupled with Supreme’s geographically-dispersed plant and distribution sites, gives Supreme a marketing advantage over its competitors.  Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

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

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories.  The Company believes that its days sales outstanding and its days inventories on hand are within normal industry levels.  The Company had working capital of $19.6 million and $22.7 million at December 25, 2010, and December 26, 2009, respectively.

Major Customers

No single customer, or group of customers, accounted for 10% or more of the Company’s net sales for the fiscal years ended in 2010, 2009, and 2008.  The Company’s export sales are not significant.  As of the years ended for 2010 and 2009, one customer did account for 16.6%, for both periods, of the Company’s total trade accounts receivable.

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

During favorable business cycles, the industry tends to see an increase in smaller, regional competitors, and then a similar decrease during times of challenging economic pressures. With its national presence and diverse product offerings, the Company believes that it is well positioned to meet the competitive challenges presented.

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

Seasonality of Business

The Company’s business is generally not seasonal in nature due to the normal replacement cycle of its products (historically approximately seven years).  However, the Company does typically participate in bids for large fleet contracts and, if successful, is generally required to ship these fleet units in the first and second quarters.  Additionally, our business depends on various factors that are particularly sensitive to general economic conditions and business cycles including: corporate profitability; interest rates; fuel costs; changes in government regulations (i.e. fuel standards); customer preferences; industrial, commercial, and consumer spending patterns; and availability of truck chassis.

Employees

As of December 25, 2010 and December 26, 2009, the Company employed approximately 1,700 and 1,400 employees, respectively, none of whom are represented by a collective bargaining unit.  The Company considers its relations with its employees to be very favorable.

Back Log

The Company’s backlog of firm orders was $101.6 million at December 25, 2010 compared to $68.1 million at December 26, 2009.

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

The economic uncertainty is having a significant negative impact on our industry.

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

A lack of credit and/or limited financing availability to the Company, its vendors, dealers, or end users could adversely affect our business.

The Company’s liquidity and financial condition may be materially and adversely affected if, under its current bank credit agreement, the Company’s ability to borrow money from its existing lender to finance its operations is reduced or eliminated. Similar adverse effects may also result if the Company realizes lessened credit availability from trade creditors. Additionally, many of our customers require the availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on the Company’s business.

Increases in the price and demand for raw materials could lower our margins and profitability.

Supreme does not have long-term raw material contracts and is dependent upon suppliers of steel, aluminum, wood products, and fiberglass materials, among others, for its manufacturing operations. Consequently, our ability to produce and deliver our products could be affected by disruptions encountered by our raw material suppliers or freight carriers.  Additionally, competitive market conditions may prevent the Company from implementing price increases to offset raw material cost increases.  As a result the Company’s gross margin could be adversely affected.

Volatility in the supply of vehicle chassis and other vehicle components could adversely affect our business.

With the exception of some StarTrans bus and Armored SUV products, the Company generally does not purchase vehicle chassis for its inventory.  The Company accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. Historically, General Motors Corp. (“GM”) has been the Company’s primary supplier of truck chassis, while Ford Motor Company (“Ford”) has been the primary supplier of bus chassis.  In the event of a disruption in supply from one major supplier, the Company would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a significant adverse effect on the Company’s business operations.

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

We are currently subject to litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operation, and cash flows.

On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company in the Superior Court of the State of Arizona in and for the County of Maricopa alleging breach of oral contract, unjust enrichment, and other claims which complaint was removed to the United States District Court for the District of Arizona.  Among other claims, TAG alleges that, under either an oral agreement between it and the Company or the claim of unjust enrichment, the Company has an obligation to pay to TAG a 10% commission on all sales of armored vehicles to the United States Department of State under a contract with the United States Department of State providing for up to $98,000,000 in sales.  As of December 25, 2010, sales of armored vehicles to the United States Department of State under this contract were approximately $29,000,000. The Company filed a Motion for Summary Judgment which was denied by the trial court on October 6, 2010.  A jury trial has been set for July 5, 2011.  The Company has instructed its attorneys to vigorously contest TAG’s claims through trial if necessary. However, due to the inherent nature of litigation, the ultimate outcome of this case (whether by jury trial or otherwise) is uncertain and unpredictable.

We depend on the services of our key executives.  Any loss of our key executives could have a material adverse effect on our operations.

Our ability to compete successfully and implement our business strategy depends on the efforts of our senior management personnel.  The loss of the services of any one or more of these individuals could have a material adverse effect on our business.  The Company has recently experienced a significant change in senior management (see “Management Changes” under Item 7 of Part II).  We do not maintain key-man life insurance policies on any of our executives.  If we were unable to attract qualified personnel to our management, our existing management resources could become strained which would harm our business and our ability to implement our strategies.

Our relatively low trading volumes may limit our stockholders’ ability to sell their shares.

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve month period ended December 25, 2010 were $4.28 and $1.90, respectively.  Our Class A Common Stock is listed on the NYSE Amex exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve month period ended December 25, 2010, our daily trading volume has been as low as zero.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

As of March 14, 2011, our officers and directors as a group beneficially owned 26.0% of our Class A Common Stock and 89.2% of our Class B Common Stock.  As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company which may adversely affect our stock price.

Our outstanding Common Stock is split into two classes.  The Class A Common Stock is listed on the NYSE Amex exchange, and the holders thereof are entitled to elect two members of the Company’s Board of Directors.  The majority (89.2%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining six members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for you to receive any related take-over premium for your shares (unless the controlling group approves the sale).

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

We have a history of losses, and we may incur losses again.

For the year ended December 25, 2010, we had a net loss of $11,529,081.  For the year ended December 26, 2009, we had a net loss of $8,742,733.  For the year ended December 27, 2008, we had a net loss of $3,061,419.  Through 2007, we had positive net income (and no net losses).  We have implemented a number of major changes in order to reverse this loss situation (see Item 7. “Comparison of 2010 with 2009”).  However, our ability to be profitable in the future will depend upon many factors beyond our control such as assured chassis supply and credit provided by our lenders.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Ability to sell closed down facilities.

We currently own several manufacturing facilities which have been closed down and are currently being marketed for sale (see Item 2. “Properties”).  Although management has exercised its best judgment to reflect accurate current market values of these properties in the Company’s financial statements, there cannot be, due to current adverse market conditions, any assurance that these properties can be sold for these values anytime in the near future.

(See other risk factors listed under the following captions:  Critical Accounting Policies and Estimates and Forward-Looking Statements).

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                                                     PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Company.

	Square	Owned or
	Footage	Leased	Operating Segment
Manufacturing of Products
Jonestown, Pennsylvania	429,376	Owned	Specialized Vehicles
Goshen, Indiana	287,796	Leased	Specialized Vehicles
Goshen, Indiana	195,939	Owned	Specialized Vehicles
Cleburne, Texas	177,035	Owned	Specialized Vehicles
Griffin, Georgia	105,379	Leased	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
Griffin, Georgia	86,400	Owned	Specialized Vehicles
	1,385,125

Manufacturing of Component Parts
Ligonier, Indiana	52,142	Owned	Fiberglass Products
	52,142

Distribution
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Apopka, Florida	5,200	Owned	Specialized Vehicles
St. Louis, Missouri	4,800	Owned	Specialized Vehicles
Colorado Springs, CO	950	Leased	Specialized Vehicles
	30,950

Properties Held for Sale
Woodburn, Oregon (1)	116,760	Owned	Not Applicable
Wilson, North Carolina (2)	113,694	Owned	Not Applicable
White Pigeon, Michigan (3)	74,802	Owned	Not Applicable
Goshen, Indiana (4)	57,570	Owned	Not Applicable
Ligonier, Indiana (4)	23,540	Owned	Not Applicable
Streetsboro, Ohio (5)	11,900	Owned	Not Applicable
	398,266

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable

Total square footage	1,892,483

(1)          During the fourth quarter of 2010, the Company decided to cease operations at the Woodburn, Oregon manufacturing facility. Operations were ceased in 2011 and the facility is being marketed for sale.

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

(3)          During the fourth quarter of 2009, the Company ceased business operations at its White Pigeon, Michigan facility which produced luxury motorhomes. This facility is currently being marketed for sale.

(4)          During the second half of 2009, the Company reduced and consolidated its fiberglass operations.  The facilities are currently being marketed for sale.

(5)          During the first quarter of 2009, the Company ceased business operations at its Streetsboro, Ohio distribution facility.  This facility is currently being marketed for sale. While retaining the right to sell the property to interested buyers, the Company does currently lease this property to an unrelated business.

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

On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company in the Superior Court of the State of Arizona in and for the County of Maricopa alleging breach of oral contract, unjust enrichment, and other claims which complaint was removed to the United States District Court for the District of Arizona.  Among other claims, TAG alleges that, under either an oral agreement between it and the Company or the claim of unjust enrichment, the Company has an obligation to pay to TAG a 10% commission on all sales of armored vehicles to the United States Department of State under a contract with the United States Department of State providing for up to $98,000,000 in sales.  As of December 25, 2010, sales of armored vehicles to the United States Department of State under this contract were approximately $29,000,000. The Company filed a Motion for Summary Judgment which was denied by the trial court on October 6, 2010.  A jury trial has been set for July 5, 2011.  The Company has instructed its attorneys to vigorously contest TAG’s claims through trial if necessary. However, due to the inherent nature of litigation, the ultimate outcome of this case (whether by jury trial or otherwise) is uncertain and unpredictable.

ITEM 4.                                                   RESERVED.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the NYSE Amex exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of March 14, 2011 was approximately 249.  Due to the number of shares held in nominee or street name, it is likely that there are substantially more than 249 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $2.27 per share on the NYSE Amex exchange on March 14, 2011 on which date there were 12,662,983 shares of Class A Common Stock outstanding.  High and low sales prices of the Class A Common Stock for the two-year periods ended December 25, 2010 and December 26, 2009 were:

	2010		2009
	High	Low	High	Low
1st Quarter	$3.47	$2.00	$1.65	$0.73
2nd Quarter	4.28	1.92	1.84	0.80
3rd Quarter	2.72	2.00	3.17	1.55
4th Quarter	3.20	1.90	2.99	1.85

All of the 1,716,937 outstanding shares of the Company’s Class B Common Stock were held by a total of 13 persons as of March 14, 2011.  There is no established trading market for the Class B Common Stock.  The Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B Common Stock is deemed to be beneficial ownership of the Class A Common Stock under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

The Company did not declare or pay any stock dividends during the years ended December 25, 2010 or December 26, 2009.  Future dividend payments will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant and equipment expenditures, and other corporate purposes.

ITEM 6.                                                   SELECTED FINANCIAL DATA.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto.

All per share data have been adjusted to reflect the two percent (2%) and six percent (6%) common stock dividends declared and paid during 2008.

	For Fiscal Years Ended
	2010	2009	2008	2007	2006
Consolidated Statement of Continuing Operations Data: (in millions, except per share amounts)

Net sales	$220.9	$186.1	$250.6	$292.5	$324.7

Net income (loss) from continuing operations	(8.6)	(5.7)	(1.7)	4.4	5.5

Net income (loss) from continuing operations per share:
Basic earnings (loss) per share	(0.61)	(0.40)	(0.13)	0.31	0.40
Diluted earnings (loss) per share	(0.61)	(0.40)	(0.13)	0.31	0.40

Cash dividends per common share	—	—	0.18	0.35	0.35

Consolidated Balance Sheet Data: (in millions)

Working capital (a)	$19.6	$22.7	$60.3	$58.5	$66.6

Total assets	101.5	109.5	125.5	132.8	142.1

Total debt	26.6	27.3	33.6	29.8	40.7

Stockholders’ equity	51.9	62.6	70.4	75.5	75.2

(a)          During the third quarter of 2009, the Company reclassified its revolving line of credit from long-term to current (See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters).

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Indiana Operations, Inc., is one of the nation’s leading manufacturers of specialized commercial vehicles.  The Company engages principally in the production and sale of customized truck bodies, buses, and other specialty vehicles.  Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty vehicle offerings include products such as customized armored vehicles and homeland response vehicles.

The Company utilizes a nationwide direct sales and distribution network consisting of approximately 40 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial truck dealers.  The Company’s manufacturing and service facilities are located in eight states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s significant customer goodwill, strong brand recognition, extensive product offerings, bailment chassis arrangements, and product innovation competitively positions Supreme in the markets it serves.

The Company and its product offerings are affected by various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis, and the availability of credit and financing to the Company, our vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” of this document.

Management Changes

As previously announced on February 2, 2011, the Company introduced a new President, the third in its history, and the following senior management changes (effective immediately):

•                  Robert W. Wilson, President and Chief Operating Officer of the Company and President and Chief Executive Officer of the Company’s wholly-owned operating subsidiary, Supreme Indiana Operations, Inc. (“Supreme Indiana”), announced his retirement. He will work with the Company to support a successful transition in leadership as an advisor to the Board on Special Projects. He will continue in his position on the Board of Directors.

•                  Kim Korth, President and owner of IRN Inc., a leading consulting firm in the vehicle and transportation industry, has been appointed President and Chief Executive Officer of the Company and Supreme Indiana. Ms. Korth brings over 25 years of industry experience, and her firm has been working with the Company for the last year. Ms. Korth has been added to the Company’s Board of Directors.

•                  Herbert M. Gardner, the Chairman of the Board and Chief Executive Officer of the Company and the Chairman of the Board of Supreme Indiana, will continue as Chairman of the Board of both entities, but he has relinquished the role of Chief Executive Officer of the Company. He will be actively involved in supporting the transition of management.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto located in Item 8 of this document and pertains to continuing operations unless otherwise noted.

Comparison of 2010 with 2009

For the year ended December 25, 2010, Supreme experienced increased demand for our products but incurred a loss for 2010. As a result, we have restructured our senior management team as described above, identified areas of additional improvements, implemented new processes, and will continue to focus on increasing our gross margins and reducing our operating costs.  The major structural changes in the organization include:

•                  Closing the Oregon manufacturing facility;

•                  Eliminating low margin and low volume product lines;

•                  Replacing a general manager at an underperforming location;

•                  Reducing headcount in selected areas of the business; and

•                  Reducing the selling prices of assets held for sale of certain idled facilities to reflect the current depressed market conditions which will further facilitate the sales of these properties to improve cash flow.

Having taken the above-described actions, we believe that we are more competitively positioned.  We are also encouraged by our large backlog which totaled $101.6 million at year end compared with $68.1 million from a year ago.  Based upon industry analysts, increasing age of fleet vehicles in use, our own evaluated backlog and large fleet orders received for spring 2011, we are beginning to see improved market demand.  While we are experiencing firmer demand across all of our major product categories, the Company needs to continue its focus on restoring profitability. As we increase production to meet our backlog, we will continue to maintain a conservative and cautious view of our markets as we move forward.

While we were extremely disappointed in the loss incurred in 2010, we experienced increased revenues, and accordingly, reduced our loss from continuing operations before income taxes of $9.5 million in 2009 to $8.1 million for the year ended December 25, 2010.  We improved our gross profit in 2010 by 35% as compared with 2009.  The above comparison to 2009 reflects the effects of the recession and restrictive credit markets which prompted a severe and pervasive downturn in the commercial vehicle industry.  The 2010 results were further impacted by approximately $1.1 million of impairment charges on selected idle assets, an increase in certain contingent obligations, and higher group health insurance claims.  The Company also had certain underperforming locations during 2010 where field operating management changes have subsequently been implemented.

Additionally, in December of 2010 we made a decision to close our Oregon manufacturing facility to exit this unprofitable geographic region.  In the fourth quarter of 2009, the Company terminated its Silver Crown luxury motorhome operations due to the unprecedented tight credit markets caused by the severe economic recession which led to a significant reduction of new motorhome orders and the cancellation of existing orders. The Company has reclassified prior period results accordingly as discontinued operations for these two operations.

The Company’s asset management improved during the year as evidenced by its improved inventory turns, days sales outstanding, and its cash flow cycle which was reduced by approximately 17 days, or 20%, when compared with the prior year end.

In our effort to maximize profits, we have invested in product improvements, technology, and our sales organization.  With improvements from our Signature body and improved production processes, we believe that our truck division is well positioned to capitalize on an increase in demand for dry-freight units.  Further, we continually work to improve our operational processes, researching new materials to increase value to our customers with an emphasis on “green” materials and technologies, while also upgrading existing and developing new product offerings.  We believe new product development is critical to growing our revenue base since changing market conditions require innovative new products.

Net Sales

Net sales for the year ended December 25, 2010 increased $34.8 million to $220.9 million as compared with $186.1 million for the year ended December 26, 2009.  The following table presents the components of net sales and the changes from 2010 to 2009:

($000’s omitted)	2010	2009	Change
Specialized vehicles:
Trucks	$122,490	$96,742	$25,748	26.6%
Buses	69,951	66,440	3,511	5.3
Armored vehicles	24,599	18,751	5,848	31.2
	217,040	181,933	35,107	19.3
Composites	3,849	4,141	(292)	(7.1)
	$220,889	$186,074	$34,815	18.7%

The truck division sales increase of $25.7 million, or 27% for the year, was primarily attributable to an improved retail truck market and increased fleet shipments.  We have experienced improved backlog for trucks and believe that we are well positioned to benefit from favorable industry indicators and the expectation that customers will begin replacing aging equipment.  Additionally, we are encouraged by large fleet orders received with shipments to commence during the first half of 2011.

Our StarTrans bus division continued to experience good demand for its product in 2010, increasing its sales by $3.5 million, or 5%.  This increase was the result of contract awards for niche products and the availability of funds from the 2009 federal economic stimulus plan enabling state and local transit authorities to purchase new units.  We anticipate 2011 sales to remain comparable, or decrease slightly, due to contracts expiring and the uncertainty of the availability of federal funds for transit vehicles.

The armored division continued to experience strong demand with revenue increases of $5.8 million, or 31% for the year ended December 25, 2010.  The increase was primarily the result of our contract with the U.S. Department of State (DOS) to produce armored Suburbans for embassies abroad and improved demand for cash-in-transit vehicles.  We believe that the DOS business will remain strong during 2011, and we are encouraged by the positive response we are receiving from other governmental agencies regarding our armored product offerings and quality.  The cash-in-transit and other armored vehicles are well positioned to enable us to increase these revenues as we move into 2011.

The composite division sells fiberglass reinforced plywood and other fiberglass products to Supreme for use in the production of certain of its truck bodies and to third parties.  The decrease for the year of $0.3 million, or 7%, was due to lower sales to third parties.

Cost of sales and gross profit

Gross profit increased by $4.8 million, or 35%, to $18.4 million for the year ended December 25, 2010 as compared with $13.6 million for the year ended December 26, 2009.  The following table presents the components of cost of sales as a percentage of net sales and the changes from 2010 to 2009:

	2010	2009	Percent Change
Material	57.1%	58.2%	(1.1)%
Direct Labor	15.0	13.9	1.1
Overhead	17.0	18.2	(1.2)
Delivery	2.6	2.4	0.2
Cost of sales	91.7	92.7	(1.0)
Gross profit	8.3%	7.3%	1.0%

Material —Material cost as a percentage of net sales decreased by 1.1% for the year ended December 25, 2010 as compared with 2009. The decrease in the material percentage was attributable to changes in our product mix reflecting our increased sales of truck and armored product, which have a lower material percentage than our bus product.  The bus product line accounted for 32% of our sales in 2010 compared with 36% in 2009.  This was partially offset by an increase in the material percentage in the truck division due to a competitive pricing environment.

As the general economic environment begins to show signs of improvement, the potential for future raw material cost increases remains a concern for certain commodities (including but not limited to aluminum, steel, and wood).  We closely monitor all major commodities and periodically review the financial stability of our primary vendors.  The Company will continue to address certain raw material cost escalations by increasing the price of our products as necessary and as our market will accept them.   We also strive to reduce manufacturing costs through the use of improved technologies, processes, and supply-chain management tactics and strategies.

Direct Labor — Direct labor as a percentage of net sales increased by 1.1% for the year ended December 25, 2010 as compared with 2009.  The increase in the direct labor percentage was due to inefficiencies at certain plant locations and new employee training costs in order to support the higher production and sales levels in 2010. In addition, our labor percentage increased during the last quarter of the year to train additional new employees to fulfill our large backlog of fleet orders with shipments commencing in 2011.

Overhead — Manufacturing overhead as a percentage of net sales decreased by 1.2% for the year ended December 25, 2010 as compared with 2009.  The overall overhead percentage declined due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.  Partially offsetting the decrease in the percentage were group health insurance costs which were considerably higher than anticipated as a result of several large claims.  In an effort to control future claim costs, the Company continues to implement design changes to its group health insurance plan.  We continue to focus on reducing operating expenses and managing our overhead cost structure based on prevailing sales levels.

Delivery — Delivery as a percentage of net sales increased by 0.2% for the year ended December 25, 2010 as compared with 2009.  The Company continues to utilize more cost-effective delivery methods to counteract the adverse impact of high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $1.6 million, or 7%, to $23.2 million for the year ended December 25, 2010 as compared with $21.6 million for the year ended December 26, 2009.   The following table presents selling and G&A expenses as a percentage of net sales and the changes from 2010 to 2009:

($000’s omitted)	2010		2009		Change
Selling expenses	$8,000	3.6%	$7,308	3.9%	$692	(0.3)%
G&A expenses	15,190	6.9	14,339	7.7	851	(0.8)
Total	$23,190	10.5%	$21,647	11.6%	$1,543	(1.1)%

Selling expenses — Selling expenses increased for the year ended December 25, 2010 as compared with 2009.  The increase for the period was primarily attributable to higher commission expenses resulting from the improvement in the sales volume. However, selling expenses as a percentage of sales decreased 0.3% for the year as compared with 2009. This reflects the steps taken over the course of the year that increased the productivity and effectiveness of our sales and marketing process, including new leadership for this function, rigorous analysis and refinement of our market targeting and positioning.

G&A expenses — G&A expenses increased for the year ended December 25, 2010 as compared with 2009.  The increase was primarily attributable to costs incurred to engage a consulting firm to assist the Company with its profit improvement plan and higher legal fees resulting from a lawsuit the Company is vigorously contesting.  These costs were offset by reduced employee headcount and the related payroll and benefit cost savings. G&A expenses as a percentage of sales decreased 0.8% as compared with the corresponding periods in 2009.

Impairment of assets held for sale

During the fourth quarters of 2010 and 2009, analyses were prepared to determine if the carrying value of certain buildings and equipment exceeded their fair value.  These analyses resulted in impairment charges of $1.1 million (0.5% of net sales) for the year ended December 25, 2010, and $0.1 million for the year ended December 26, 2009.  The Company reduced the selling prices of certain assets held for sale to reflect current market conditions and maximize the opportunity to divest and improve cash flow.  However, market conditions in certain areas of the country for industrial real estate remain suppressed and could have an adverse effect on the timing and ultimate prices received for certain of the properties for sale.  (See “Risk Factors” and the Financial Statements.)

Other (income) expense

For the year ended December 25, 2010, other expense was $0.9 million (0.4% of net sales) as compared with other income of ($0.8) million (0.4% of net sales) for the year ended December 26, 2009.  During the fourth quarter of 2010, the Company recorded certain accrual, on reserves (see “Risk Factors” under Item 1A. of Part I).  Additional items included in other (income) expense consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was $1.4 million (0.6% of net sales) for the year ended December 25, 2010 as compared with $2.1 million (1.1% of net sales) for the year ended December 26, 2009.  A reduction in chassis interest expense was partially attributable to measures implemented to improve bailment chassis inventory management.  The Company continuously monitors the age of consigned chassis with the objective of minimizing chassis interest expense.  The bank interest expense reflected lower market prevailing interest rates coupled with reduced debt levels due to lower working capital levels.  This was somewhat offset by higher (performance-based) pricing provisions under our bank credit facility as recent operating losses triggered an increase in interest rates.

Income taxes

For the year ended December 25, 2010, income tax expense of $0.5 million was the result of a valuation allowance that was recorded against the Company’s net deferred tax asset position.  The Company fully utilized its federal net operating loss carryback benefits during its 2009 tax year, for which refunds have been subsequently received.  At December 25, 2010, the Company had net operating loss carryforwards totaling $6.8 million for federal tax purposes and approximately $24 million for state tax purposes.  Additionally, the Company had research and experiment credits totaling $0.2 million for federal tax purposes and $0.4 million for state tax purposes.  Given the accumulated net operating losses in the prior three years, it is currently more likely than not that these deferred tax assets will not be realized.   Accordingly, after consideration of these factors the Company provided a valuation allowance for the deferred tax assets net of the deferred tax liabilities expected.  The valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.      For the year ended December 26, 2009, the Company’s estimated effective income tax rate was (39.8)%.  The estimated effective income tax rate for the year was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits.  The combination of these tax benefits along with the incurred pretax loss resulted in an overall tax benefit position for the Company in 2009.

Net loss

Net loss from continuing operations increased by $2.9 million to $8.6 million (-3.9% of net sales) for the year ended December 25, 2010 from a net loss of $5.7 million (-3.1% of net sales) for the year ended December 26, 2009.

Discontinued operations

Discontinued operations include the operating results as well as impairment charges for selected buildings and equipment.  The Company decided in December of 2010 to discontinue its Oregon operations and its Silver Crown luxury motorhome business during the fourth quarter of 2009.  The Company has reclassified prior period results accordingly as discontinued operations for the two operations.  The Oregon operations were ceased in the first quarter of 2011 due to the Company’s decision to exit this unprofitable geographic region.  The after tax loss from the discontinued operations related to our Oregon operations was $1.7 million in 2010 and $0.8 million in 2009.  The Silver Crown operations were terminated as a result of the unprecedented tight credit markets caused by the severe economic recession which led to a significant reduction of new motorhome orders and the cancellation of existing orders.  The after tax loss from discontinued operations related to our Silver Crown recreational vehicle division was $1.2 million in 2010 and $2.2 million in 2009.

Basic and diluted loss per share

The following table presents basic and diluted loss per share and the changes from 2010 to 2009:

	2010	2009	Change
Basic and diluted net loss per share:
Loss from continuing operations	$(0.61)	$(0.40)	$(0.21)
Loss from discontinued operations	(0.20)	(0.22)	0.02
Net loss	$(0.81)	$(0.62)	$(0.19)

Comparison of 2009 with 2008

Discontinued operations

The Company made the decision to discontinue its Oregon operations in 2010, ceasing operations during the first quarter of 2011.  The Company also discontinued its Silver Crown luxury motorhome business during the fourth quarter of 2009.   The Company has reclassified prior period results accordingly as discontinued operations for these two businesses.  As a result, certain amounts in the comparison of 2009 and 2008 have been adjusted to reflect the reported discontinued operations to conform to the 2010 presentation.  These changes had no effect on stockholders’ equity or overall net income or loss as previously reported.

General

The following consolidated results of operations pertain to continuing operations unless otherwise noted.

Net Sales

Net sales for the year ended December 26, 2009 decreased $64.5 million to $186.1 million as compared with $250.6 million for the year ended December 27, 2008.  The following table presents the components of net sales and the changes from 2009 to 2008:

($000’s omitted)	2009	2008	Change
Specialized vehicles:
Trucks	$96,742	$155,408	$(58,666)	(37.7)%
Buses	66,440	79,139	(12,699)	(16.0)
Armored vehicles	18,751	6,003	12,748	212.4
	181,933	240,550	(58,617)	(24.4)
Composites	4,141	10,093	(5,952)	(59.0)
	$186,074	$250,643	$(64,569)	(25.8)%

We attributed the decrease in our truck product sales primarily to the economic recession which resulted in an industry-wide decline in demand within the retail truck market.  This, combined with decreased orders from major fleet customers in 2009, resulted in a revenue decrease of almost 38% for the year when compared to 2008.

Although sales were down $12.7 million (16.0%) for the year, our StarTrans bus division continued to experience good demand due in part to the availability of funds from the 2009 federal economic stimulus plan and an increased use of more economical public transportation.

The armored division sales increased $12.7 million and were primarily the result of our contract with the U.S. Department of State to produce armored Suburbans for embassies abroad.

The decrease in composite sales of fiberglass reinforced plywood and other fiberglass products of $6 million (59%) was due to the overall decline in the commercial truck market.

The Company’s sales backlog began to increase during the final quarter of 2009 reaching its highest level in more than a year and was up 13% to $68.1 million at December 26, 2009 as compared with $60.0 million at the end of December 2008. The improved backlog was related to increased demand for buses and armored vehicles while the truck backlog decreased from the prior year and was quite low when compared with backlog levels in more normal economic conditions.

Cost of sales and gross profit

Gross profit decreased by $10.2 million, or 42.9%, to $13.6 million for the year ended December 26, 2009 as compared with $23.8 million for the year ended December 27, 2008.  The following table presents the components of cost of sales as a percentage of net sales and the changes from 2009 to 2008:

	2009	2008	Percent Change
Material	58.2%	57.5%	0.7%
Direct Labor	13.9	13.9	—
Overhead	18.2	16.2	2.0
Delivery	2.4	2.9	(0.5)
Cost of sales	92.7	90.5	2.2
Gross profit	7.3%	9.5%	(2.2)%

Material — Material cost as a percentage of net sales increased by 0.7% for the year ended December 26, 2009 as compared with 2008. The change in the material percentage was primarily related to changes in our product mix reflecting increased sales in our bus division, which has a higher material percentage than our core truck products, and accounted for 36% of our total net sales in 2009 compared to 32% for the same period in 2008.  The material percentage for the truck division increased slightly during the year resulting from higher sales discounts to obtain sales orders and greater production of more specialized truck units.

Direct Labor — The direct labor as a percentage of net sales (13.9%) was unchanged for the year ended December 26, 2009 as compared with 2008.  During this economic downturn the Company has worked toward improving the overall direct labor percentage and continues its effort in this regard.

Overhead — Overhead as a percentage of net sales increased by 2.0% for the year ended December 26, 2009 as compared with 2008.  The majority of the increase in the overhead percentage was due to the fixed nature of certain expenses that do not fluctuate when sales volume changes. Additionally, group health insurance expense was higher than anticipated as a result of a few large medical claims.

Delivery — Delivery as a percentage of net sales decreased by 0.5% for the year ended December 26, 2009 as compared with 2008.  The Company continues to utilize more cost-effective delivery methods to counteract the adverse impact of high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses decreased by $4.5 million, or 17.2%, to $21.6 million for the year ended December 26, 2009 as compared with $26.1 million for the year ended December 27, 2008.   The following table presents selling and G&A expenses as a percentage of net sales and the changes from 2009 to 2008:

($000’s omitted)	2009		2008		Change
Selling expenses	$7,308	3.9%	$9,577	3.8%	$(2,269)	0.1%
G&A expenses	14,339	7.7	16,577	6.6	(2,238)	1.1
Total	$21,647	11.6%	$26,154	10.4%	$(4,507)	1.2%

Selling expenses — Selling expenses declined for the year ended December 26, 2009 as compared with 2008.  The decrease was a result of lower commission expense, wages, and other employee-related expenses due to lower sales volumes and several proactive cost reduction efforts.  These declines were partially offset by fewer cooperative marketing credits the Company received from chassis manufacturers.

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

Interest expense

Interest expense was $2.1 million (1.1% of net sales) for the year ended December 26, 2009 as compared with $1.8 million (0.7% of net sales) for the year ended December 27, 2008.  The increased bank interest expense reflected higher interest rates under the Company’s credit facility due to recent operating losses.  This was somewhat offset by lower prevailing LIBOR and prime interest rates coupled with reduced debt levels due to lower working capital requirements.  Chassis interest expense increased due to the slowdown in the light-duty truck market causing a build-up of consigned chassis inventory.

Income taxes

The Company’s estimated effective income tax rate was (39.8)% for the year ended December 26, 2009 as compared with (42.0)% for the year ended December 27, 2008.  The estimated effective income tax rate for both periods was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits.  The combination of these tax benefits, along with the incurred pretax losses, resulted in an overall tax benefit position for the Company in both 2009 and 2008.

Net loss

Net loss from continuing operations increased by $4.0 million to $5.7 million (-3.1% of net sales) for the year ended December 26, 2009 from a net loss of $1.7 million (-0.7% of net sales) for the year ended December 27, 2008.

Discontinued Operations

As previously noted, the Company decided to discontinue its Oregon operations in 2010, ceasing operations during the first quarter of 2011.  The Company also discontinued its Silver Crown luxury motorhome business during the fourth quarter of 2009.   The Company has reclassified prior period results accordingly as discontinued operations for the two businesses.  The after tax loss from the discontinued operations related to our Oregon operations was $0.8 million in 2009 and $0.4 million in 2008.  The terminated Silver Crown operation was the result of the unprecedented tight credit markets caused by the severe economic recession which led to a significant reduction of new motorhome orders and the cancellation of existing orders.  The after tax loss from discontinued operations related to our Silver Crown recreational vehicle division was $2.2 million in 2009 and $0.9 million in 2008.

Basic and diluted loss per share

The following table presents basic and diluted loss per share and the changes from 2009 to 2008:

	2009	2008	Change
Basic and diluted net loss per share:
Loss from continuing operations	$(0.40)	$(0.13)	$(0.27)
Loss from discontinued operations	(0.22)	(0.09)	(0.13)
Net loss	$(0.62)	$(0.22)	$(0.40)

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

Operating activities

Cash flows from operations represent the net income earned, or the net loss sustained, in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Operating activities provided $1.4 million of cash for the year ended December 25, 2010 as compared with cash provided of $7.3 million for the year ended December 26, 2009.  In 2010, our net loss, adjusted for depreciation and amortization and impairment charges, unfavorably impacted cash flows by $6.0 million. Cash provided by operating activities was favorably impacted by a federal income tax refund generated by our 2009 net operating loss carryback totaling $4.2 million, a $1.4 million decrease in accounts receivable due to improved collection cycles, and a $1.7 million increase in accounts payable.  Additionally, other accrued liabilities increased $3.0 million principally due to recording increases in selected reserves.  This was offset by a $4.1 million increase in inventories due to higher production levels to support the increased backlog and the increased sales volume.  The Company’s asset management continued to improve as shown by inventory turns, days sales outstanding, and a cash flow cycle which was reduced by approximately 17 days, or 20%, when compared with the prior year end.

Investing activities

Cash used in investing activities was $0.8 million for the year ended December 25, 2010 as compared with $0.4 million for the year ended December 26, 2009. In 2010, the Company made short-term investments totaling $1.0 million and sold investments totaling $1.5 million through its wholly-owned captive insurance subsidiary.  Capital expenditures for the year totaled $1.9 million and consisted primarily of replacement machinery and equipment to improve efficiencies at our facilities.  These amounts were reduced by the proceeds from the sale of assets of $0.6 million.

Financing activities

Financing activities used $0.7 million of cash for the year ended December 25, 2010 principally to pay down bank debt as compared with cash used of $6.7 million for the year ended December 26, 2009.  Because of the prevailing industry conditions, the Company’s Board of Directors suspended paying cash dividends effective as of February 16, 2009. Future dividends will be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant, and equipment expenditures, and other corporate purposes.

Capital Resources

On October 18, 2010 Supreme Industries, Inc. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Lender”) which agreement was effective as of September 30, 2010.  Under the terms of the Credit Agreement, the Lender agreed to provide the Company with a revolving line of credit of up to $30,000,000 (previously $25,000,000) through December 31, 2011.  The line of credit was limited to $25,000,000 until the Company met certain post-closing conditions which were outlined in the Credit Agreement.  During the term of this revolving credit, the Company is required to comply with two financial covenants, consisting of a minimum required EBITDA (Earnings Before Interest Taxes Depreciation and Amortization) and a minimum tangible net worth.

During the quarter ended December 25, 2010, and for the months of January and February 2011, Supreme Indiana Operations Inc. (“SIO”), the Company’s wholly-owned subsidiary, was not in compliance with its financial covenants contained in the Credit Agreement which constituted events of default under such agreement.

On March 24, 2011, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “First Amendment”).  Pursuant to the First Amendment, the Lender waived noncompliance with the financial covenants and other events of default under the Credit Agreement.  The revolving commitment amount under the Credit Agreement was lowered to $25,000,000, and such revolving commitment amount will be further reduced on a monthly basis beginning April 15, 2011.  By August 31, 2011, the revolving commitment amount will be reduced to $11,560,000, unless the Company’s workers compensation letter of credit is returned to the Lender, in which case the revolving commitment amount will be reduced to $13,560,000.  The revolving commitment decreases further to $13,230,000 by November 2011 and is due and payable December 31, 2011.  These reductions are consistent with the Company’s seasonal working capital needs.

Also pursuant to the First Amendment, on March 24, 2011, the Lender agreed to make certain term loans in the aggregate principal amount of $4,000,000, due December 31, 2011 which are expected to be funded on March 28, 2011.  The Lender also has the discretion to make additional term loans on or after April 15, 2011 in the aggregate principal amount of $3,000,000 due December 31, 2011.  If the Lender decides in its sole discretion to make the additional $3,000,000 of term loans, certain conditions must be met to fund the loans including receipt by the Company or its subsidiaries of cash proceeds not less than $3,000,000 from either (i) a sale-leaseback transaction involving the Company’s California manufacturing facility, (ii) the sale of any other real property owned by any of the Company’s subsidiaries, or (iii) subordinated debt or equity capital, in each case to be payable to Lender for the purpose of generating liquidity under the revolver.  An option agreement for the sale of the California real estate is currently in place.  In connection with the First Amendment, certain mortgages and deeds of trust were executed on additional real property to secure the revolving line of credit and term loans.

Under the First Amendment, the minimum tangible net worth requirements and the minimum EBITDA requirements have been revised and the Company expects to be in compliance with such covenant requirements.

As of December 25, 2010, the Company had unused credit capacity of approximately $2.6 million under its credit agreement.  Interest on outstanding borrowings under the revolving line of credit was based on the bank’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined (effective rate of 5.09% and 4.05% at December 25, 2010 and December 26, 2009, respectively).  The First Amendment changes the interest rate for the revolving line of credit and term loans to 2.5% above the bank’s prime rate or 4.5% above LIBOR.

Additional events of default were added by the First Amendment.  These additional events of default include: (i) the Company’s failure to receive a $3,000,000 payment from the above described sale-leaseback transaction, sale of real estate, or the issuance of subordinated debt or equity capital by May 2, 2011; (ii) the suspension, withdrawal, termination, or reduction of the Company’s OEM chassis bailment pool; or (iii) the settlements of any claims or causes of action for amounts in excess of any amounts covered by insurance if such excess amounts are in excess of the reserves for such claims or causes of action on March 24, 2011 or the aggregate amount of all settlement payments is in excess of $250,000.

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.  However, outstanding checks are excluded from the revolving line of credit when determining the Company’s availability under the Credit Agreement.  Checks outstanding in excess of bank balances were $3,125,881 at December 25, 2010, and

$3,629,137 at December 26, 2009.  The revolving line of credit also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  Under the First Amendment, the unused commitment fee is 0.50%.

Outstanding letters of credit related to the Company’s workers’ compensation insurance policies, aggregated $3.5 million for the years ended December 25, 2010, and December 26, 2009.  Under separate agreements, the Company had irrevocable letters of credit aggregating $1.2 million and $1.7 million at December 25, 2010, and December 26, 2009, respectively, in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

Maturities of long-term debt for each of the next five years are as follows:  2011-$25,874,365; 2012-$149,730; 2013-$221,117; 2014-$200,000; and 2015-$200,000.

On March 4, 2011, SIO entered into an Inventory Loan and Security Agreement (the “Ally Bank Loan and Security Agreement”) with Ally Bank (“Ally Bank”) under which Ally Bank agreed, on a discretionary basis,  to finance the delivery of certain chassis inventory (the “Chassis Inventory”) in a maximum aggregate amount not to exceed $25,750,000.

On March 4, 2011, SIO and Ally Financial, Inc. (“Ally Financial”) entered into the GMAC Master Manufacturer’s Finance Plan Agreement (the “Master Agreement”) pursuant to which Ally Financial agreed to provide financing for the delivery of Chassis Inventory.  The Master Agreement incorporated the terms of the Ally Bank Loan and Security Agreement and provided that the maximum aggregate amount available to SIO under both the Ally Bank Loan and Security Agreement and the Master Agreement was $25,750,000.

To secure repayment of all amounts owed under the Ally Bank Loan and Security Agreement and the Master Agreement, Supreme has granted Ally Bank and Ally Financial (collectively “Ally”) a first priority lien and security interest in Chassis Inventory.  As additional collateral security for amounts due to Ally, SIO has also agreed to grant Ally a first lien covering its manufacturing plant in Pike County, Georgia.  In addition, on March 21, 2011, SIO entered into a Credit Balance Agreement with Ally Financial under which SIO agreed to maintain a credit balance with Ally Financial at all times of at least $500,000 to ensure payments of amounts due to Ally.  The amounts due to Ally under the Ally Bank Loan and Security Agreement and the Master Agreement have also been guaranteed by the Company.

On March 24, 2011, SIO entered into an Inventory Loan and Security Agreement with Ally Financial (the “Ally Financial Loan and Security Agreement”) under which Ally Financial agreed, on a discretionary basis,  to finance the delivery of the Chassis Inventory in a maximum aggregate amount not to exceed $25,750,000. The maximum aggregate amount available to SIO under both the Ally Bank Inventory Agreement and the Ally Financial Inventory Agreement is $25,750,000.  The Ally Financial Loan and Security Agreement replaced the Master Agreement which is no longer in effect.  The guaranty by the Company of the Master Agreement now applies to the Ally Financial Loan and Security Agreement.

Due to the Company’s increased backlog for the first quarter 2011, Ally has permitted the Company to extend the $25,750,000 maximum availability.  The availability is being reduced over time with the maximum availability being $25,750,000 on June 15, 2011.

Summary of Liquidity and Capital Resources

The Company’s primary capital requirements are to support working capital demands, meet its debt service obligations, and finance capital expenditure requirements. The Company has a substantial asset collateral base which it believes is more than sufficient to support the outstanding revolving line of credit balance.  Further, additional liquidity will be obtained through selling products and collecting the resulting trade accounts receivable.  Additionally, during 2010, the Company reduced the selling prices on selected idle assets to reflect the market conditions and maximize the opportunity to divest itself of these assets to improve liquidity.  This resulted in asset impairment charges.  The funds collected are used to pay creditors, employees, and to fund working capital requirements.

The Company has a substantial asset collateral base and a strong equity position which Management believes adequately supports the outstanding revolving line of credit arrangement or would support an alternative facility.  Management is pursuing an alternative facility.  The Company maintains a substantial working capital surplus, which can be managed to provide funds to make paydowns related to the required obligations under the Credit Agreement.  The amended Credit Agreement requires the Company to obtain additional funding of at least $3.0 million.  Lastly, the Company is executing on plans to sell certain idled assets of the Company, which if completed, will provide additional liquidity.  The funds collected would be used to pay down the Company’s obligations on its Credit Agreement.

Management believes based on its operating projections and sale of idle asset for the upcoming year that it should have available funds necessary to allow the Company to meet the payment requirements related to its existing Credit Agreement and to continue to operate.  Accordingly, the accompanying financial statements have been prepared assuming the continued operations of the Company at least through the upcoming year.

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

Contractual Obligations

The Company’s fixed, noncancelable obligations as of December 25, 2010 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$26,645,212	$25,874,365	$370,847	$400,000	$—
Operating leases (b)	3,130,435	683,004	2,049,012	398,419	—
Total	$29,775,647	$26,557,369	$2,419,859	$798,419	$—

(a)          Amounts are included on the Consolidated Balance Sheets.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding property leases.

The Company’s historical practice has been to exclude the interest payments from the contractual obligations table due to the variability of its interest rates and the variability in its revolving line of credit which represented 96% of its debt obligations at December 25, 2010.

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

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, restrictions on financing imposed by the Company’s primary lender or major chassis suppliers, limitations on the availability of chassis on which the Company’s product is dependent, availability of raw materials, raw material cost increases, and severe interest rate increases.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows, and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Supreme Industries, Inc.

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II — Valuation and Qualifying Accounts.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

South Bend, Indiana
March 25, 2011

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets

December 25, 2010 and December 26, 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,050,047	$1,222,411
Investments	1,208,831	1,645,407
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2010 and $70,000 in 2009	21,305,281	22,710,669
Refundable income taxes	591,594	5,147,061
Inventories	35,676,353	31,553,351
Deferred income taxes	—	1,758,179
Assets held for sale	6,334,110	1,133,988
Other current assets	2,277,723	2,084,060
Total current assets	68,443,939	67,255,126

Property, plant and equipment, net	33,054,891	42,237,084

Other assets	38,624	47,369
Total assets	$101,537,454	$109,539,579

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$25,874,365	$26,226,289
Trade accounts payable	11,571,902	9,906,429
Accrued wages and benefits	2,195,236	1,714,801
Accrued self-insurance	1,874,721	1,454,069
Customer deposits	796,731	539,553
Accrued warranty	1,636,000	1,377,000
Accrued income taxes	1,040,096	989,300
Other accrued liabilities	3,844,879	2,300,828
Total current liabilities	48,833,930	44,508,269

Long-term debt	770,847	1,115,410

Deferred income taxes	—	1,330,262
Total liabilities	49,604,777	46,953,941

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 20,000,000 shares, issued 15,237,438 shares in 2010 and 14,704,399 in 2009	1,523,744	1,470,440
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued 1,716,937 shares in 2010 and 2,161,058 in 2009	171,694	216,106
Additional paid-in capital	71,725,540	71,185,093
Retained earnings	99,266	11,762,111
Treasury stock, Class A Common Stock, at cost, 2,608,830 shares in 2010 and 2,631,500 in 2009	(21,587,778)	(21,771,537)
Accumulated other comprehensive income/(loss)	211	(276,575)
Total stockholders’ equity	51,932,677	62,585,638

Total liabilities and stockholders’ equity	$101,537,454	$109,539,579

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Operations

for the years ended December 25, 2010, December 26, 2009 and December 27, 2008

	2010	2009	2008

Net sales	$220,888,586	$186,074,463	$250,642,664
Cost of sales	202,478,129	172,499,498	226,865,612
Gross profit	18,410,457	13,574,965	23,777,052

Selling, general and administrative expenses	23,190,389	21,646,519	26,153,882
Impairment of assets held for sale	1,079,807	80,000	—
Other (income) expense	885,422	(761,953)	(1,119,738)
Operating loss	(6,745,161)	(7,389,601)	(1,257,092)

Interest expense	1,387,506	2,100,518	1,758,360
Loss from continuing operations before income taxes	(8,132,667)	(9,490,119)	(3,015,452)

Income tax expense (benefit)	499,625	(3,774,810)	(1,268,612)
Loss from continuing operations	$(8,632,292)	$(5,715,309)	$(1,746,840)

Discontinued operations
Operating loss of discontinued motorhome operations, net of tax	(1,239,113)	(2,209,541)	(924,936)
Operating loss of discontinued Oregon operations, net of tax	(1,657,676)	(817,883)	(389,643)
Total Discontinued operations	(2,896,789)	(3,027,424)	(1,314,579)
Net loss	$(11,529,081)	$(8,742,733)	$(3,061,419)

Loss Per Share:
Loss from continuing operations	$(0.61)	$(0.40)	$(0.13)
Loss from discontinued operations	(0.20)	(0.22)	(0.09)
Net loss	$(0.81)	$(0.62)	$(0.22)

Shares used in the computation of loss per share:
Basic	14,305,866	14,187,207	14,110,103
Diluted	14,305,866	14,187,207	14,110,103

Cash dividends per common share	$—	$—	$.18

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 25, 2010, December 26, 2009 and December 27, 2008

								Accumulated
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 29,2007	13,461,174	$1,346,118	2,024,133	$202,413	$67,348,018	$28,285,847	$(21,515,892)	$(199,419)	$75,467,085
Net loss	—	—	—	—	—	(3,061,419)	—	—	(3,061,419)
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(310,607)	(310,607)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(107,713)	(107,713)
Total comprehensive loss									(3,479,739)
Common Stock dividends	911,209	91,121	164,357	16,436	2,014,575	(2,122,132)	—	—	—
Cash dividends ($.18 per share)	—	—	—	—	—	(2,491,612)	—	—	(2,491,612)
Exercise of stock options	148,500	14,850	—	—	668,255	—	(435,605)	—	247,500
Issuance of 12,000 shares of common stock	—	—	—	—	—	(37,440)	98,160	—	60,720
Issuance of restricted stock	65,751	6,575	—	—	366,873	—	—	—	373,448
Stock-based compensation	—	—	—	—	205,514	—	—	—	205,514
Balance, December 27, 2008	14,586,634	1,458,664	2,188,490	218,849	70,603,235	20,573,244	(21,853,337)	(617,739)	70,382,916
Net loss	—	—	—	—	—	(8,742,733)	—	—	(8,742,733)
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	275,353	275,353
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	65,811	65,811
Total comprehensive loss									(8,401,569)
Issuance of 10,000 shares of common stock	—	—	—	—	—	(68,400)	81,800	—	13,400
Issuance of restricted stock	90,333	9,033	—	—	454,999	—	—	—	464,032
Conversion of 27,432 shares of Class B shares to Class A shares	27,432	2,743	(27,432)	(2,743)	—	—	—	—	—
Stock-based compensation	—	—	—	—	126,859	—	—	—	126,859
Balance, December 26, 2009	14,704,399	1,470,440	2,161,058	216,106	71,185,093	11,762,111	(21,771,537)	(276,575)	62,585,638
Net loss	—	—	—	—	—	(11,529,081)	—	—	(11,529,081)
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	248,000	248,000
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	28,786	28,786
Total comprehensive loss									(11,252,295)
Exercise of stock options	1,766	177	—	—	2,323	—	—	—	2,500
Issuance of 22,220 shares of treasury stock	—	—	—	—	—	(133,764)	183,759	—	49,995
Issuance of restricted stock	87,152	8,715	—	—	435,181	—	—	—	443,896
Conversion of Class B shares to Class A shares	444,121	44,412	(444,121)	(44,412)	—	—	—	—	—
Stock-based compensation	—	—	—	—	102,943	—	—	—	102,943
Balance, December 25, 2010	15,237,438	$1,523,744	1,716,937	$171,694	$71,725,540	$99,266	$(21,587,778)	$211	$51,932,677

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 25, 2010, December 26, 2009 and December 27, 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(11,529,081)	$(8,742,733)	$(3,061,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,706,246	4,085,025	4,268,447
Impairment charge	1,839,846	80,000	—
Amortization of intangibles	—	—	48,370
Goodwill and intangible asset impairment	—	—	1,323,521
Provision for losses on doubtful receivables	52,422	762,871	238,580
Deferred income taxes	413,140	(1,509,858)	(412,700)
Stock-based compensation expense	596,834	604,291	639,682
(Gain)/Loss on sale of property, plant, and equipment, net	(11,618)	(179,129)	(234,894)
Changes in operating assets and liabilities
Accounts receivable	1,352,966	2,250,302	2,965,902
Inventories	(4,123,002)	12,695,165	2,394,964
Other current assets	4,361,804	(2,718,744)	(714,205)
Trade accounts payable	1,665,473	1,639,484	(6,375,671)
Other current liabilities	3,012,112	(1,648,761)	16,055

Net cash provided by operating activities	1,337,142	7,317,913	1,096,632

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	645,349	511,571	955,363
Additions to property, plant and equipment	(1,949,753)	(1,850,637)	(3,577,094)
Proceeds from sale of investments	1,470,067	1,053,054	832,670
Purchases of investments	(989,928)	(88,896)	(1,283,253)
Decrease in other assets	8,746	8,746	8,746

Net cash used in investing activities	(815,519)	(366,162)	(3,063,568)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	70,426,152	70,742,407	120,761,270
Repayments of revolving line of credit and other long-term debt	(71,122,639)	(77,029,355)	(116,883,747)
Settlement of interest rate swap	—	(375,000)	—
Payment of cash dividends	—	—	(2,491,612)
Proceeds from exercise of stock options	2,500	—	247,500

Net cash provided by (used in) financing activities	(693,987)	(6,661,948)	1,633,411

Change in cash and cash equivalents	(172,364)	289,803	(333,525)

Cash and cash equivalents, beginning of year	1,222,411	932,608	1,266,133

Cash and cash equivalents, end of year	$1,050,047	$1,222,411	$932,608

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,485,860	$2,630,245	$2,223,660
Income taxes, net	(4,499,054)	(58,912)	(694,256)
Noncash investing and financing activities:
Common stock dividends	—	—	2,122,132
Issuance of stock options	—	—	435,605

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the “Company”) manufacture specialized vehicles including truck bodies, buses, and armored vehicles.  The Company’s core products include cutaway and dry-freight van bodies, refrigerated units, stake bodies, and other specialized vehicles including shuttle buses.  At December 25, 2010, the Company operated at eight manufacturing, distribution, and component manufacturing locations.  The Company’s customers are located principally in the United States of America.

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

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December.  The fiscal years ended December 25, 2010, December 26, 2009, and December 27, 2008 each contained 52 weeks.

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

Revenue Recognition - The production of specialized truck bodies, buses, and armored vehicles starts when an order is received from the customer, and revenue is recognized when the unit is shipped to the customer.  Revenue on certain customer-requested bill and hold transactions is recognized subsequent to when the customer is notified that the products have been completed according to customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery based upon established delivery terms.

Net sales are net of cash discounts which the Company offers its customers in the ordinary course of business.

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions.  At December 25, 2010 and December 26, 2009, one customer accounted for 16.6%, for both periods, of the Company’s total trade accounts receivable.  As of year-end, no other customer represented more than 10% of the Company’s total accounts receivable.  The Company performs ongoing credit evaluations of its customers and credit is extended on an unsecured basis.

Advertising - The Company expenses advertising costs as incurred.  Advertising costs for the years ended December 25, 2010, December 26, 2009, and December 27, 2008 were $63,345, $124,650, and $184,376, respectively.

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

At December 27, 2008, the Company had an interest rate swap agreement outstanding with a notional amount of $15,000,000.  The interest rate swap agreement provided a 4.71% fixed interest rate and was scheduled to mature on July 28, 2010.  The interest rate swap agreement was designated and qualified as a cash flow hedging instrument.  It was fully effective, resulting in no net gain or loss recorded in the consolidated statements of operations.

Effective December 23, 2009, the Company terminated its interest rate swap arrangement and paid $375,000, the fair value of the swap on such date.  As the terminated swap arrangement was no longer an effective hedge against changes in interest rates, the swap was de-designated.  The Company is amortizing the loss on the swap included in other comprehensive income as of the date of the de-designation utilizing the straight-line method.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of December 25, 2010 and December 26, 2009 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 25, 2010 and December 26, 2009, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

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

Assets Held For Sale - The Company has made the decision to cease operations at a number of their facilities and is actively pursuing their sale. The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The Company estimated the fair value of its properties held for sale based on appraisals and other current market data. During the years ended 2010 and 2009, the Company recorded non-cash charges to reflect impairment of certain assets held for sale totaling $1,839,846 million and $80,000, respectively. The impairment charges, classified in impairment of assets held for sale and discontinued operations, represents management’s best estimate of the fair value of the assets based on current market conditions. As of December 25, 2010 the following locations were held for sale: Woodburn, Oregon; Wilson, North Carolina; White Pigeon, Michigan; one facility in Goshen, Indiana; and Streetsboro, Ohio. As of December 26, 2009 the following locations were held for sale: Streetsboro and Springfield, Ohio.

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

Evaluation of Impairment of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. During the years ended 2010 and 2009, the Company recorded non-cash charges to reflect impairment of certain real estate and equipment totaling $1.8 million and $0.1 million, respectively.  The impairment charges, classified in impairment of assets held for sale and discontinued operations, represents management’s best estimate of the fair value of the long-lived assets based on current market conditions.

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

Compensation expense (net of estimated forfeitures) relative to stock-based awards (see Note 8), included in the consolidated statements of operations for the years ended December 25, 2010, December 26, 2009, and December 27, 2008, was $596,834, $604,291 and $639,682, respectively.  The weighted-average assumptions utilized in the determination of stock-based compensation expense were as follows:

	2010	2009	2008
Risk free interest rate	1.90%	2.53%	2.69%
Expected life	7.0 years	7.0 years	6.8 years
Expected volatility	48.82%	48.35%	41.19%
Expected dividends	—%	—%	0.59%

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 25, 2010, December 26, 2009, and December 27, 2008 is as follows:

	2010	2009	2008
Accrued warranty, beginning of year	$1,377,000	$1,473,000	$1,476,000
Warranty expense	2,405,774	1,435,184	1,680,643
Warranty claims paid	(2,146,774)	(1,531,184)	(1,683,643)
Accrued warranty, end of year	$1,636,000	$1,377,000	$1,473,000

Income Taxes - Deferred income taxes are determined using the liability method.

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and restricted stock awards.  The stock options and restricted stock awards have not been included in the 2010, 2009 and 2008 computations of diluted earnings per share since their effect would have been anti-dilutive.

Comprehensive Income (Loss) - Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but are excluded from net income (loss) since these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on hedge activities and available-for-sale securities, net of tax.

Segment Information - The Company’s principal business is manufacturing specialized vehicles.  Management has not separately organized the business beyond specialized vehicles (includes three categories of products) and manufacturing processes.  The fiberglass manufacturing subsidiary constitutes a segment, however this segment does not meet the quantitative thresholds for separate disclosure.  The fiberglass manufacturing subsidiary’s revenues are less than ten percent of consolidated revenues, the absolute amount of its reported loss is less than ten percent of the absolute amount of consolidated net loss, and finally, its assets are less than ten percent of consolidated assets.

Net sales from continuing operations consist of the following:

	2010	2009	2008
Specialized vehicles:
Trucks	$122,489,740	$96,742,558	$155,407,510
Buses	69,951,326	66,439,902	79,139,207
Armored vehicles	24,599,094	18,751,395	6,002,900
	217,040,160	181,933,855	240,549,617
Composites	3,848,426	4,140,608	10,093,047
	$220,888,586	$186,074,463	$250,642,664

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded

Reclassifications — Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the 2010 presentation.  These reclassifications had no effect on stockholders’ equity or net income as previously reported.

2.                                      DISCONTINUED OPERATIONS.

Effective December 25, 2010, the Company decided to cease operations at its Woodburn, Oregon manufacturing facility.  The Oregon operations were discontinued due to the Company’s decision to exit this unprofitable geographic region.  In light of a persistently difficult market and challenging cost structure, the Company is working with customers to meet existing commitments.  The Company plans to complete the production of existing sales orders over the course of the next few months.  The amount of Oregon business expected to be retained is insignificant.

The Oregon facility and equipment are classified as held for sale as of December 25, 2010, and an asset impairment charge of approximately $277,000 was taken during the year ended December 25, 2010.

The 2010 operating results for the Woodburn, Oregon location are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

	2010	2009	2008
Net sales	$7,755,977	$5,961,193	$7,260,274
Pretax loss from operations	(1,657,676)	(1,329,892)	(633,566)
Net loss	(1,657,676)	(817,883)	(389,643)

In the fourth quarter of 2009, the Company terminated its Silver Crown luxury motorhome product line. This decision was triggered by a significant reduction of new motorhome sales orders and the cancellation of existing sales orders due to the extremely tight credit markets caused by the economic recession. The Company decided to exit the motorhome product line as part of a plan to focus on core truck, bus and armored products and to reduce overall fixed costs.

The Silver Crown facility in White Pigeon, Michigan is classified as held for sale as of December 25, 2010, and an asset impairment charge of approximately $483,000 was taken during the year ended December 25, 2010.  There were also additional losses incurred in 2010 relating to the wind down of the operations which are reflected in the 2010 Statement of Operations.

The operating results for the Silver Crown division are classified as discontinued operations as follows:

	2010	2009	2008
Net sales	$1,967,884	$3,966,995	$10,846,716
Pretax loss from operations	(1,239,113)	(3,658,181)	(1,581,086)
Net loss	(1,239,113)	(2,209,541)	(924,936)

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

3.                                      INVESTMENTS.

Investment securities consist of the following:

	2010	2009
Intermediate bond fund-cost	$1,200,268	$1,688,703
Unrealized gains (losses)	8,563	(43,296)
Intermediate bond fund-fair value	$1,208,831	$1,645,407

Sales of securities were $1,470,067 and $1,053,054 during 2010 and 2009, respectively, and resulted in gains/(losses) of $3,344 and ($31,264), respectively.  Investment income (included in other income) consisted of dividend income and aggregated $36,536 and $67,898 for the years ended December 25, 2010 and December 26, 2009, respectively.

4.                                      INVENTORIES.

Inventories consist of the following:

	2010	2009
Raw materials	$18,954,303	$17,512,758
Work-in-progress	6,512,602	6,528,059
Finished goods	10,209,448	7,512,534

Total	$35,676,353	$31,553,351

5.                                      PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consists of the following:

	2010	2009
Land	$3,636,590	$4,871,025
Land improvements	5,459,087	5,806,992
Buildings	22,845,027	29,301,000
Leasehold improvements	6,855,209	6,759,829
Machinery and equipment	40,019,390	42,762,820
	78,815,303	89,501,666
Less, accumulated depreciation and amortization	45,760,412	47,264,582

Property, plant and equipment, net	$33,054,891	$42,237,084

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT.

Long-term debt consists of the following:

	2010	2009
Revolving line of credit	$25,525,881	$25,629,137

Obligations under industrial development revenue bonds, variable rates, with maturities in August 2010, April 2011, and June 2015, collateralized by real estate	1,000,000	1,550,000

Term loan, payable in monthly installments including interest at a fixed rate of 2.75%, with final maturity in May 2013, collateralized by specific equipment	119,331	162,562

Total	26,645,212	27,341,699

Less, current maturities	25,874,365	26,226,289

Long-term debt	$770,847	$1,115,410

On October 18, 2010 Supreme Industries, Inc. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Lender”) which agreement was effective as of September 30, 2010.  Under the terms of the Credit Agreement, the Lender agreed to provide the Company with a revolving line of credit of up to $30,000,000 (previously $25,000,000) through December 31, 2011.  The line of credit was limited to $25,000,000 until the Company met certain post-closing conditions which were outlined in the Credit Agreement.  During the term of this revolving credit, the Company is required to comply with two financial covenants, consisting of a minimum required EBITDA (Earnings Before Interest Taxes Depreciation and Amortization) and a minimum tangible net worth.

During the quarter ended December 25, 2010, and for the months of January and February 2011, Supreme Indiana Operations Inc. (“SIO”), the Company’s wholly-owned subsidiary, was not in compliance with its financial covenants contained in the Credit Agreement which constituted events of default under such agreement.

On March 24, 2011, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “First Amendment”).  Pursuant to the First Amendment, the Lender waived noncompliance with the financial covenants and other events of default under the Credit Agreement.  The revolving commitment amount under the Credit Agreement was lowered to $25,000,000, and such revolving commitment amount will be further reduced on a monthly basis beginning April 15, 2011.  By August 31, 2011, the revolving commitment amount will be reduced to $11,560,000, unless the Company’s workers compensation letter of credit is returned to the Lender, in which case the revolving commitment amount will be reduced to $13,560,000.  The revolving commitment decreases further to $13,230,000 by November 2011 and is due and payable December 31, 2011.  These reductions are consistent with the Company’s seasonal working capital needs.

Also pursuant to the First Amendment, on March 24, 2011, the Lender agreed to make certain term loans in the aggregate principal amount of $4,000,000, due December 31, 2011 which are expected to be funded on March 28, 2011.  The Lender also has the discretion to make additional term loans on or after April 15, 2011 in the aggregate principal amount of $3,000,000 due December 31, 2011.  If the Lender decides in its sole discretion to make the additional $3,000,000 of term loans, certain conditions must be met to fund the loans including receipt by the Company or its subsidiaries of cash proceeds not less than $3,000,000 from either (i) a sale-leaseback transaction involving the Company’s California manufacturing facility, (ii) the sale of any other real property owned by any of the Company’s subsidiaries, or (iii) subordinated debt or equity capital, in each case to be payable to Lender for the purpose of generating liquidity under the revolver.  An option agreement for the sale of the California real estate is currently in place.  In connection with the First Amendment, certain mortgages and deeds of trust were executed on additional real property to secure the revolving line of credit and term loans.

Under the First Amendment, the minimum tangible net worth requirements and the minimum EBITDA requirements have been revised and the Company expects to be in compliance with such covenant requirements.

As of December 25, 2010, the Company had unused credit capacity of approximately $2.6 million under its credit agreement.  Interest on outstanding borrowings under the revolving line of credit was based on the bank’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined (effective rate of 5.09% and 4.05% at December 25, 2010 and December 26, 2009, respectively).  The First Amendment changes the interest rate for the revolving line of credit and term loans to 2.5% above the bank’s prime rate or 4.5% above LIBOR.

Additional events of default were added by the First Amendment.  These additional events of default include: (i) the Company’s failure to receive a $3,000,000 payment from the above described sale-leaseback transaction, sale of real estate, or the issuance of subordinated debt or equity capital by May 2, 2011; (ii) the suspension, withdrawal, termination, or reduction of the Company’s OEM chassis bailment pool; or (iii) the settlements of any claims or causes of action for amounts in excess of any amounts covered by insurance if such excess amounts are in excess of the reserves for such claims or causes of action on March 24, 2011 or the aggregate amount of all settlement payments is in excess of $250,000.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT, Concluded

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.  Checks outstanding in excess of bank balances were $3,125,881 at December 25, 2010, and $3,629,137 at December 26, 2009.  The revolving line of credit also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.

Outstanding letters of credit related to the Company’s workers’ compensation insurance policies, aggregated $3.5 million for the years ended December 25, 2010, and December 26, 2009.  Under separate agreements, the Company had irrevocable letters of credit aggregating $1.2 million and $1.7 million at December 25, 2010, and December 26, 2009, respectively, in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

Maturities of long-term debt for each of the next five years are as follows:  2011-$25,874,365; 2012-$149,730; 2013-$221,117; 2014-$200,000; and 2015-$200,000.

7.                                      RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation.  The Company formerly maintained a policy to match thirty percent of each employee’s contributions up to seven percent of the employee’s compensation.  Effective September 1, 2008, however, the Company temporarily suspended this contribution match.  The Board of Directors may reinstate, increase, or decrease the Company’s contribution as business conditions permit.  There was no expense related to the plan for the years ended 2010 or 2009, with $385,763 of expense related to this plan for the year ended 2008.

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

Common Stock

No dividends were declared or paid during the years ended December 25, 2010 or December 26, 2009.

Convertible Class B Common Stock

Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis.  Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors rounded to the lowest whole number.  Holders of Class B Common Stock elect the remainder of the directors.

Restricted Stock

The following table summarizes the activity for the Company’s unvested restricted stock units and restricted stock for the twelve months ended December 25, 2010.

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 26, 2009	111,736	$4.62
Granted	—	n/a
Vested	(87,152)	4.99
Unvested, December 25, 2010	24,584	3.32

The total fair value of shares vested during the year ended December 25, 2010 was $435,181.

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                    STOCKHOLDERS’ EQUITY, Continued

The following table summarizes stock option activity:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 29, 2007	1,069,502	$5.96
Granted	234,513	3.01
Exercised	(160,566)	4.25
Forfeited	(81,474)	4.84
Outstanding, December 27, 2008	1,061,975	5.65
Granted	196,000	1.56
Exercised	—	—
Forfeited	(11,893)	6.32
Outstanding, December 26, 2009	1,246,082	5.00
Granted	335,200	2.24
Exercised	(1,766)	1.42
Expired	(368,314)	6.33
Forfeited	(6,487)	6.15
Outstanding, December 25, 2010	1,204,715	3.83

The weighted-average grant-date fair values of options granted during the fiscal years ended 2010, 2009, and 2008 was $1.16, $0.81, and $0.71, respectively.  The total intrinsic value of options exercised during the fiscal years ended 2010 and 2008 approximated $3,323 and $67,450, respectively.  Total unrecognized compensation expense related to all share-based awards outstanding at December 25, 2010, is approximately $520,863 and is to be recorded over a weighted-average contractual life of 2.16 years.

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                    STOCKHOLDERS’ EQUITY, Concluded

Information about stock options outstanding and exercisable at December 25, 2010 is as follows:

	Outstanding			Exercisable
		Weighted -
		Average	Weighted -		Weighted -
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price
$6.15	12,974	1.45	$6.15	12,974	$6.15
7.14	7,385	0.19	7.14	7,385	7.14
6.52 - 7.17	335,172	2.36	6.58	335,172	6.58
5.78 - 6.36	85,240	3.35	6.00	85,240	6.00
5.73	6,487	4.06	5.73	6,487	5.73
4.72 - 5.34	96,795	4.37	4.99	85,938	5.02
1.41 - 1.42	129,462	4.84	1.42	83,952	1.42
1.55 - 1.71	196,000	5.51	1.56	85,333	1.58
2.67	10,000	6.19	2.67	—	—
2.23 - 2.45	325,200	6.85	2.25	30,000	2.34
	1,204,715	4.60	3.83	732,481	4.97

At December 25, 2010 and December 26, 2009, the aggregate intrinsic value of options exercisable approximated $224,368 and $22,911, respectively.  The intrinsic value of all options outstanding at December 25, 2010 and December 26, 2009 was approximately $568,925 and $116,744, respectively.

At December 25, 2010 and December 26, 2009, there were exercisable options outstanding to purchase 732,481 and 947,811 shares at weighted average exercise prices of $4.97 and $5.99.

As of December 25, 2010, 17,905 shares were reserved for the granting of future share-based awards (stock options and restricted stock) compared to 60,100 shares at December 26, 2009.

9.                                      INCOME TAXES.

Income taxes (benefits) consist of the following:

	2010	2009	2008
Taxes (benefits) from continuing operations	$499,625	$(3,774,810)	$(1,268,612)
Taxes (benefits) from discontinued operations	—	(1,960,648)	(900,073)
	$499,625	$(5,735,458)	$(2,168,685)

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Continued

Income taxes (benefits) from continuing operations consist of the following:

	2010	2009	2008
Federal:
Current	$—	$(2,312,198)	$(1,145,449)
Deferred	(586,045)	(1,301,286)	(50,354)
	(586,045)	(3,613,484)	(1,195,803)

State:
Current	86,485	396,900	126,000
Deferred	999,185	(558,226)	(198,809)
	1,085,670	(161,326)	(72,809)
Total	$499,625	$(3,774,810)	$(1,268,612)

The deferred tax assets and the deferred tax liabilities were as follows:

	2010	2009
Deferred tax assets:
Receivables	$38,500	$145,808
Inventories	1,108,928	1,230,745
Accrued liabilities	2,023,331	1,153,886
Stock-based compensation	52,234	59,862
Federal and State net operating losses andcredit carryforwards	4,349,183	1,499,622
Other	38,329	154,287
Total deferred tax assets	7,610,505	4,244,210

Deferred tax liabilities:
Depreciation	(2,265,086)	(2,829,884)
Prepaids and other	(396,530)	(890,929)
Realized hedge loss	—	(95,480)
Total deferred tax liabilities	(2,661,616)	(3,816,293)

Net deferred income tax assets (liabilities)	4,948,889	427,917
Valuation allowance	(4,948,889)	—
	$—	$427,917

Presented in the consolidated balance sheets as:
Current deferred tax assets	$—	$1,758,179
Long-term deferred tax liabilities	—	(1,330,262)
	$—	$427,917

The ultimate realization of these deferred tax assets is dependent upon future taxable income.  Because the Company has incurred tax losses for the last three years, there is no certainty that the Company will realize the full benefit of these deferred tax assets.  Accordingly, a valuation allowance aggregating $4,948,889 was established at December 25, 2010, of this amount, $3,833,625 was allocated to continuing operations and $1,115,264 was allocated to discontinued operations.

At December 25, 2010, the Company has a federal and state tax loss carryforwards of approximately $6.4 million and $24 million, respectively, available to offset future taxable income, expiring in various amounts through December 31, 2030.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Concluded

A reconciliation of the provision for income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate (34% in 2010, 2009, and 2008) to income before income taxes is as follows:

	2010	2009	2008

Income taxes at statutory rate	$(2,758,079)	$(3,226,640)	$(1,023,818)
State income taxes, net of federal tax effect	(227,236)	(133,034)	(78,725)
Tax-exempt underwriting income of wholly-owned small captive insurance subsidiary	(404,600)	(404,600)	(427,100)
Research and development tax credits	(280,153)	(327,296)	(157,500)
Alternative fuel tax credit	(25,000)	(22,565)	(33,000)
Nondeductible goodwill impairment	—	—	249,900
Stock-based compensation	150,668	144,472	115,600
Valuation allowance	3,833,625	—	—
Other, net	210,400	194,853	86,031
Total	$499,625	$(3,774,810)	$(1,268,612)

Uncertain Tax Positions

The Company recognizes income tax benefits only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such tax benefit recorded is the largest amount that is more likely than not to be allowed.  A reconciliation of the change in the unrecognized tax benefits for the three years ended December 25, 2010 is as follows:

Unrecognized tax benefits at January 1, 2008	$498,162
Gross increases - tax positions in prior periods	266,800
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	(89,762)
Unrecognized tax benefits at December 27, 2008	675,200
Gross increases - tax positions in prior periods	330,058
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 26, 2009	1,005,258
Gross increases - tax positions in prior periods	34,796
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 25, 2010	$1,040,054

The entire balance of approximately $1,040,000 at December 25, 2010 relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.  The Company is subject to U.S. federal income tax as well as various state taxes.  The Company is no longer subject to examination by federal taxing authorities for the fiscal year ended 2005 and earlier.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for, and recognized during, the fiscal years ended 2010, 2009, and 2008 were immaterial.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.                               COMMITMENTS AND CONTINGENCIES.

Lease Commitments and Related Party Transactions

The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from June 2011 through July 2015.  Certain of the lease agreements are with related parties for which related party rent expense was approximately $683,000 for each of the fiscal years ending 2010, 2009, and 2008, respectively.

Rent expense under all operating leases aggregated $713,615, $812,535, and $1,178,992 for the fiscal years ended 2010, 2009, and 2008, respectively.

At December 25, 2010, future minimum rental payments under noncancelable operating leases aggregated $3,130,435 and are payable as follows: 2011-$683,004; 2012-$683,004; 2013-$683,004; 2014-$683,004; and 2015-$398,419.

Consigned Inventories

The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities with the condition that the Company will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to the Company on a “restricted basis”, retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer).  Accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis.  The finance or storage charges incurred on consigned chassis inventory, included in interest expense in the consolidated statements of operations, aggregated $124,543, $683,310, and $498,344 for the fiscal years ended 2010, 2009, and 2008, respectively.  At December 25, 2010 and December 26, 2009, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $30.5 million and $21.4 million, respectively.  Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Although the Company is party to related finance agreements with General Motors and Ally Bank, the Company has not historically, nor expects to in the future, settle any related obligations in cash. Instead, the obligation is settled by General Motors upon reassignment of the chassis to an accepted dealer and the dealer is invoiced for the chassis by General Motors. In accordance with Accounting Standards Codification ("ASC") 470, the transaction is treated as a product financing by the OEM, which requires the reflection of the inventory and liability on its balance sheet once the proceeds are received from the financial institution. As noted, the Company treats the chassis as consigned inventory.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

10                                  COMMITMENTS AND CONTINGENCIES, Concluded

Repurchase Commitments

The Company was contingently liable at December 25, 2010, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.  Under these arrangements, which are customary in the industry, the Company agrees to repurchase vehicles in the event of default by the retailer.  The maximum repurchase liability is the total amount that would be paid upon the default of the Company’s independent dealers.  The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $3.7 million at December 25, 2010 and $2.0 million at December 26, 2009.  The risk of loss under these agreements is spread over several retailers and financial institutions.  The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.  The Company believes that any potential loss under the agreements in effect at December 25, 2010 will not be material.

Self-Insurance

The Company is self-insured for a portion of general liability ($100,000 per occurrence in 2010 and 2009), certain employee health benefits ($200,000 annually per employee with no annual aggregate), and workers’ compensation in certain states ($250,000 per occurrence with no annual aggregate).  The Company accrues for the estimated losses occurring from both asserted and unasserted claims.  The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

Other

The Company is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.  The Company has established accruals for matters that are probable and reasonably estimable.  Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and/or amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or results of operation of the Company.  On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company in the Superior Court of the State of Arizona in and for the County of Maricopa alleging breach of oral contract, unjust enrichment, and other claims which complaint was removed to the United States District Court for the District of Arizona.  Among other claims,

TAG alleges that, under either an oral agreement between it and the Company or the claim of unjust enrichment, the Company has an obligation to pay to TAG a 10% commission on all sales of armored vehicles to the United States Department of State under a contract with the United States Department of State providing for up to $98,000,000 in sales.  As of December 25, 2010, sales of armored vehicles to the United States Department of State under this contract were approximately $29,000,000. The Company filed a Motion for Summary Judgment which was denied by the trial court on October 6, 2010.  A jury trial has been set for July 5, 2011.  The Company has instructed its attorneys to vigorously contest TAG’s claims through trial if necessary.  However, due to the inherent nature of litigation, the ultimate outcome of this case (whether by jury trial or otherwise) is uncertain and unpredictable.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Concluded

11.                               LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its Credit Agreement. At December 25, 2010, the Company had cash and cash equivalents of $1,050,047, liquid investments of $1,208,831, working capital (excluding the revolving line of credit) of $45,135,890 and stockholders’ equity of $51,932,677.  As indicated in note 6, the Company’s Credit Agreement matures December 31, 2011.

Management and the Board of Directors have taken several actions which should enable the Company to continue to operate at least through December 31, 2011, including making a number of changes in senior management; closing its Oregon manufacturing operations; making targeted headcount reductions; and reducing the pricing of certain idled facilities being marketed for sale. Further, as discussed in Note 6, the Company has entered into the First Amendment to its Credit Agreement, which (1) waives all current covenant defaults; (2) establishes revised covenant requirements; and (3) provides $4 million in additional short term cash availability to fund projected upcoming growth in operations resulting from the current backlog and at the Lender’s discretion, upon meeting certain criteria, provides up to $3 million in additional short term cash availability also to fund projected upcoming growth in operations resulting from the current backlog.  This amended facility requires scheduled reductions in the line of credit facility revolving commitment in line with the Company’s seasonal declines in working capital needs and requires payout of the full amount of the facility by December 31, 2011.

The Company has a substantial asset collateral base and a strong equity position which Management believes adequately supports the outstanding revolving line of credit arrangement or would support an alternative facility.  Management is pursuing an alternative facility.  The Company maintains a substantial working capital surplus, which can be managed to provide funds to make paydowns related to the required obligations under the Credit Agreement.  Pursuant to the amended Credit Agreement, the Company is required to obtain additional funding of at least to $3.0 million.  Lastly, the Company is executing on plans to sell certain idled assets of the Company, which if completed, will provide additional liquidity.  The funds collected would be used to pay down the Company’s obligations on its Credit Agreement.

Management believes based on its operating projections and sale of idle asset for the upcoming year that it should have available funds necessary to allow the Company to meet the payment requirements related to its existing Credit Agreement and to continue to operate.  Accordingly, the accompanying financial statements have been prepared assuming the continued operations of the Company at least through the upcoming year.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to		Column E
Column A	Beginning	Costs and	Column D	Balance End
Description	of Period	Expenses	Deductions(1)	of Period
Year ended December 25, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$70,000	$52,000	$22,000	$100,000

Year ended December 26, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$290,000	$463,000	$683,000	$70,000

Year ended December 27, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$160,000	$239,000	$109,000	$290,000

(1)  Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY DATA

	First	Second	Third	Fourth
2010 Quarter
Net sales, continuing operations	$46,042,270	$58,894,666	$61,465,880	$54,485,770
Gross profit, continuing operations	3,846,301	6,141,422	6,001,465	2,421,269
Net income (loss), continuing operations	(2,019,728)	285,792	281,187	(7,179,543)
Net income (loss), discontinued operations	(388,680)	(447,857)	(455,057)	(1,605,195)
Net income (loss), consolidated	(2,408,408)	(162,065)	(173,870)	(8,784,738)
Per share, consolidated:
Basic	(0.17)	(0.01)	(0.01)	(0.62)
Diluted	(0.17)	(0.01)	(0.01)	(0.62)

	First	Second	Third	Fourth
2009 Quarter
Net sales, continuing operations	$47,501,672	$46,127,486	$47,989,877	$44,455,428
Gross profit, continuing operations	3,093,854	4,050,716	4,443,496	1,986,899
Net income (loss), continuing operations	(1,013,304)	(734,241)	(971,458)	(2,996,306)
Net income (loss), discontinued operations	(384,673)	(372,805)	(557,116)	(1,712,830)
Net income (loss), consolidated	(1,397,977)	(1,107,046)	(1,528,574)	(4,709,136)
Per share, consolidated:
Basic	(0.10)	(0.08)	(0.11)	(0.33)
Diluted	(0.10)	(0.08)	(0.11)	(0.33)

The consolidated operating results above reflect the net of both continuing and discontinued operations.

The 2010 fourth quarter was impacted by impairment charges on selected idle assets, an accrual for a potential settlement of a lawsuit, a valuation allowance recorded against our net deferred tax assets, product liability settlements, and higher group health insurance claims, resulting in an aggregate expense of $5.1 million during the quarter.

During the fourth quarter of 2009, the Company exited its Silver Crown luxury motorhome business resulting in unfavorable charge of $1.6 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 25, 2010, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 25, 2010.

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

ITEM 9A.	CONTROLS AND PROCEDURES, Concluded

Management’s Report on Internal Control over Financial Reporting - Concluded

The Company’s internal control over financial reporting includes policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 25, 2010.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) occurred during the fiscal quarter ended December 25, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2011 annual stockholders’ meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2011 annual stockholders’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2011 annual stockholders’ meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2011 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2011 annual stockholders’ meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

	a.	The following financial statements and financial statement schedule are included in Item 8 herein:

		1.	Financial Statements

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 25, 2010 and December 26, 2009

Consolidated Statements of Operations for the years ended December 25, 2010, December 26, 2009 and December 27, 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 25, 2010, December 26, 2009 and December 27, 2008

Consolidated Statements of Cash Flows for the years ended December 25, 2010, December 26, 2009 and December 27, 2008

Notes to Consolidated Financial Statements

		2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

		3.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPREME INDUSTRIES, INC.

Date:	March 25, 2011	By:	/s/Kim Korth
Kim Korth,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner	Chairman of the Board	March 25, 2011
Herbert M. Gardner

/s/Kim Korth	President, Chief Executive Officer	March 25, 2011
Kim Korth	and Director (Principal Executive Officer)

/s/William J. Barrett	Executive Vice President, Secretary,
William J. Barrett	Assistant Treasurer and Director	March 25, 2011

/s/Jeffery D. Mowery	Treasurer, Chief Financial Officer and	March 25, 2011
Jeffery D. Mowery	Assistant Secretary (Principal
Financial and Accounting Officer)

/s/Robert J. Campbell	Director	March 25, 2011
Robert J. Campbell

/s/Edward L. Flynn	Director	March 25, 2011
Edward L. Flynn

/s/Mark C. Neilson	Director	March 25, 2011
Mark C. Neilson

/s/Wayne A. Whitener	Director	March 25, 2011
Wayne A. Whitener

/s/Robert W. Wilson	Director	March 25, 2011
Robert W. Wilson

INDEX TO EXHIBITS

Exhibit	Description

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

3.4	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.

10.1	1998 Stock Option Plan, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

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

10.9

Amendment No. Two to the Company’s Amended and Restated 2004 Stock Option Plan dated March 28, 2007, included in the Company’s Definitive Proxy Statement filed on April 2, 2007, and incorporated herein by reference.

10.10

Amendment No. 3 to the Company’s Amended and Restated 2004 Stock Option Plan dated March 25, 2008, included in the Company’s Definitive Proxy Statement filed on April 3, 2008, and incorporated herein by reference.

Exhibit	Description

10.11

Amendment No. Four to the Company’s Amended and Restated 2004 Stock Option Plan dated August 25, 2009, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 26, 2009, and incorporated herein by reference.

10.12

Form of Supreme Industries, Inc. Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2008, and incorporated herein by reference.

10.13

Indemnification Agreement by and among Supreme Industries, Inc. and Kim Korth dated February 16, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 22, 2011, and incorporated herein by reference.

10.14

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

10.16

Amended and Restated Credit Agreement dated December 23, 2008, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.13 to the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2008, and incorporated herein by reference.

10.17

Amendment to Credit Agreement dated May 12, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 28, 2009, and incorporated herein by reference.

10.18

Note Modification Agreement dated May 12, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 28, 2009, and incorporated herein by reference.

10.19

Amendment to Credit Agreement dated September 9, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2009, and incorporated herein by reference.

10.20

Note Modification Agreement dated September 9, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2009, and incorporated herein by reference.

10.21

Amendment to Credit Agreement dated November 6, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 26, 2009, and incorporated herein by reference.

10.22

Note Modification Agreement dated November 6, 2009, by and between Supreme Corporation and JPMorgan Chase Bank, N.A., filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 26, 2009, and incorporated herein by reference.

	10.23

Amended and Restated Credit Agreement dated to be effective as of September 30, 2010, by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc., Supreme Mid-Atlantic Corporation, Supreme Truck Bodies of California, Inc., Supreme Corporation of Texas, Supreme Northwest, L.L.C., the Other Loan Parties and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2010, and incorporated herein by reference.

	10.24

Pledge and Security Agreement dated as of September 30, 2010, by and between Supreme Industries, Inc. and JPMorgan Chase Bank, N.A., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 21, 2010, and incorporated herein by reference.

	10.25

Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation’s Goshen, Indiana facilities, filed as Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

	10.26

Lease dated July 25, 1988, between Supreme Corporation and G-2, Ltd., a Texas limited partnership, relating to Supreme Corporation’s Griffin, Georgia facilities, filed as Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

	10.27

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and Herbert M. Gardner dated to be effective January 1, 2005, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

	10.28

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and William J. Barrett dated to be effective January 1, 2005, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

	10.29

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and Robert W. Wilson dated to be effective May 1, 2008, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2008, and incorporated herein by reference.

	10.30

Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc., and Kim Korth dated to be effective February 1, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

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