Form 10-Q
period 2011-04-02
SUPREME INDUSTRIES INC
filed 2011-05-17
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at May 04, 2011
Class A	12,683,640
Class B	1,716,937

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 2,	December 25,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$155,998	$1,050,047
Investments	934,636	1,208,831
Accounts receivable, net	30,790,985	21,305,281
Inventories	52,953,024	35,676,353
Other current assets	10,606,698	9,203,427

Total current assets	95,441,341	68,443,939

Property, plant and equipment, at cost	79,124,171	78,815,303
Less, Accumulated depreciation and amortization	46,528,538	45,760,412

Property, plant and equipment, net	32,595,633	33,054,891

Other assets	36,438	38,624

Total assets	$128,073,412	$101,537,454

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	April 2,	December 25,
	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$29,316,266	$25,874,365
Trade accounts payable	36,128,971	11,571,902
Accrued income taxes	1,039,005	1,040,096
Other accrued liabilities	10,101,707	10,347,567

Total current liabilities	76,585,949	48,833,930

Long-term debt	754,525	770,847

Total liabilities	77,340,474	49,604,777

Stockholders’ equity	50,732,938	51,932,677

Total liabilities and stockholders’ equity	$128,073,412	$101,537,454

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	April 2,	March 27,
	2011	2010

Net sales	$68,399,974	$46,042,270
Cost of sales	61,876,822	42,195,969
Gross profit	6,523,152	3,846,301

Selling, general and administrative expenses	7,311,407	5,560,620
Other income	(60,753)	(188,363)
Operating loss	(727,502)	(1,525,956)

Interest expense	279,858	493,772
Loss from continuing operations before income taxes	(1,007,360)	(2,019,728)

Income tax expense	—	—
Loss from continuing operations	(1,007,360)	(2,019,728)

Discontinued operations
Operating income from discontinued motorhome operations, net of tax	—	5,204
Operating loss of discontinued Oregon operations, net of tax	(357,139)	(393,884)
Net loss	$(1,364,499)	$(2,408,408)
Loss Per Share:
Loss from continuing operations	$(0.07)	$(0.14)
Loss from discontinued operations	(0.03)	(0.03)
Net loss	$(0.10)	$(0.17)
Shares used in the computation of loss per share:
Basic	14,360,917	14,256,540
Diluted	14,360,917	14,256,540

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	April 2,	March 27,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,364,499)	$(2,408,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	768,126	987,683
Provision for losses on doubtful receivables	46,065	50,339
Stock-based compensation expense	153,786	139,144
Losses on sale of property, plant and equipment, net	—	10,784
Changes in operating assets and liabilities	(3,901,593)	7,433,215

Net cash provided by (used in) operating activities	(4,298,115)	6,212,757

Cash flows from investing activities:
Additions to property, plant and equipment	(308,868)	(348,623)
Proceeds from sale of property, plant and equipment	—	604,749
Purchases of investments	—	(940,438)
Proceeds from sales of investments	277,643	—
Decrease in other assets	2,186	2,186

Net cash used in investing activities	(29,039)	(682,126)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	22,482,981	13,248,877
Repayments of revolving line of credit and long-term debt	(19,057,402)	(19,901,865)
Proceeds from exercise of stock options	7,526	—

Net cash provided by (used in) financing activities	3,433,105	(6,652,988)

Change in cash and cash equivalents	(894,049)	(1,122,357)

Cash and cash equivalents, beginning of period	1,050,047	1,222,411

Cash and cash equivalents, end of period	$155,998	$100,054

See accompanying notes to consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.  All adjustments are of a normal and recurring nature.  The December 25, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended April 2, 2011 and March 27, 2010 are for 14- and 13-week periods, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

Effective December 25, 2010, the Company decided to cease operations at its Woodburn, Oregon manufacturing facility.  The Oregon operations were discontinued due to the Company’s decision to exit this unprofitable geographic region.  In light of a persistently difficult market and challenging cost structure, the Company is working with customers to meet existing commitments. The amount of Oregon business expected to be retained is insignificant. The Oregon facility and equipment are classified as held for sale as of April 2, 2011 and December 25, 2010.

The 2011 operating results for the Woodburn, Oregon location are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

	Three Months Ended
	April 2, 2011	March 27, 2010
Net sales	$2,820,655	$2,454,547

Pretax loss from operations	$(357,139)	$(393,884)

Net loss	$(357,139)	$(393,884)

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

The Silver Crown facility in White Pigeon, Michigan is classified as held for sale as of April 2, 2011 and December 25, 2010.  Any losses incurred in 2011 related to the wind-down of the operations are expected to be insignificant and will be reflected as continuing operations in the 2011 Statement of Operations.

The 2010 operating results for the Silver Crown division are classified as discontinued operations as follows:

March 27, 2010
Net sales	$1,567,977

Pretax income from operations	$16,391

Net income	$5,204

NOTE 3 — OTHER COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains (losses) on hedge activity, net of tax, and unrealized gains (losses) on available-for-sale securities, net of tax.  Total comprehensive loss combines net loss and other comprehensive income.

For the three-month periods ended April 2, 2011 and March 27, 2010, total comprehensive loss and other comprehensive income are as follows:

	Three Months Ended
	April 2,	March 27,
	2011	2010
Net loss	$(1,364,499)	$(2,408,408)
Other comprehensive income	3,448	105,780
Total comprehensive loss	$(1,361,051)	$(2,302,628)

NOTE 4 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	April 2,	December 25,
	2011	2010
Raw materials	$30,422,443	$18,954,303
Work-in-progress	7,635,285	6,512,602
Finished goods	14,895,296	10,209,448
	$52,953,024	$35,676,353

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of April 2, 2011 and December 25, 2010, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of April 2, 2011 and December 25, 2010, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 6 — REVOLVING LINE OF CREDIT

On October 18, 2010 Supreme Industries, Inc. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Lender”), which agreement was effective as of September 30, 2010.

On March 24, 2011, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “First Amendment”).  Under the First Amendment, the revolving commitment amount under the Credit Agreement was lowered to $25,000,000, and such revolving commitment amount continues to reduce on a monthly basis beginning April 15, 2011.  By August 31, 2011, the revolving commitment amount will be reduced to $11,560,000, unless the Company’s workers compensation letter of credit is returned to the Lender, in which case the revolving commitment amount will only be reduced to $13,560,000.  The revolving commitment decreases further to $13,230,000, or $11,230,000 (if the workers compensation letter of credit is returned to the Lender) by November 30, 2011 and is due and payable December 31, 2011.  These reductions are intended to be consistent with the Company’s seasonal working capital needs.

Also pursuant to the First Amendment, on March 24, 2011, the Lender agreed to make certain term loans in the aggregate principal amount of $4,000,000, due December 31, 2011, which term loans were funded on March 31, 2011.  The First Amendment also contemplates the funding, in the sole discretion of the Lender, of additional term loans in the aggregate principal amount of $3,000,000, to mature December 31, 2011, with funding occurring no earlier than the second quarter.  In connection with the First Amendment, certain mortgages and deeds of trust were executed on additional real property to secure the revolving line of credit and term loans.

Under the First Amendment, the minimum tangible net worth requirements and the minimum EBITDA requirements were revised, and the Company was in compliance at April 2, 2011 and expects to remain in compliance with such covenant requirements.

As of April 2, 2011, the Company had unused credit capacity of approximately $7.7 million under its Credit Agreement.  Interest on outstanding borrowings under the revolving line of credit and the term loan was based on the bank’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement resulting in an effective rate of 5.75% and 5.09% at April 2, 2011 and December 25, 2010, respectively.

Additional events of default were added by the First Amendment.  These additional events of default included: (i) the Company’s failure to receive a $3,000,000 payment from a required sale-leaseback transaction involving the Company’s California manufacturing facility, sale of real estate, or the issuance of subordinated debt or equity capital by May 2, 2011; (ii) the suspension, withdrawal, termination, or reduction of the Company’s OEM chassis bailment pool; or (iii) the settlements of any claims or causes of action for amounts in excess of any amounts covered by insurance if such excess amounts are in excess of the reserves for such claims or causes of action on March 24, 2011 or the aggregate amount of all settlement payments is in excess of $250,000.  None of such additional events of default occurred pursuant to the terms of the Second Amendment (as such term is defined in Item 5 of Part II below).

NOTE 7 - LOSS PER SHARE

The assumed exercise or issuance of 251,725 and 230,055 shares for the three-month periods ending April 2, 2011 and March 27, 2010, respectively, relating to stock plans were not included in the computation of diluted loss per share as inclusion of these shares in the respective periods would have been antidilutive.

NOTE 8 - STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the three months ended April 2, 2011:

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 25, 2010	24,584	$3.32
Granted	—	n/a
Vested	(13,042)	4.16
Unvested, April 2, 2011	11,542	$2.36

The total fair value of the shares vested during the three months ended April 2, 2011 was $54,305.

A summary of the status of the Company’s outstanding stock options as of April 2, 2011, and changes during the three months ended April 2, 2011, are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 25, 2010	1,204,715	$3.83
Granted	—	n/a
Exercised	(5,300)	1.42
Expired	—	n/a
Forfeited	(2,650)	1.42
Outstanding, April 2, 2011	1,196,765	$3.85

As of April 2, 2011, outstanding options had an intrinsic value of $142,603 and a weighted-average remaining contractual life of 4.31 years.

Total unrecognized compensation expense related to all share-based awards outstanding at April 2, 2011, was approximately $447,077 and is to be recorded over a weighted average contractual life of 2.05 years.

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

The Company utilizes a nationwide direct sales and distribution network consisting of approximately 40 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial truck dealers.  The Company’s manufacturing and service facilities are located in eight states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s significant customer goodwill, strong brand recognition, extensive product offerings, bailment chassis arrangements, and product innovation competitively positions Supreme in the markets we serve.

The Company and its product offerings are affected by various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis, and the availability of credit and financing to the Company, our vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010 (see Item 1A which follows).

Management Changes

As previously announced, the Company introduced a new President, the third in its history, and the following senior management changes:

•                  Robert W. Wilson, President and Chief Operating Officer of the Company and President and Chief Executive Officer of the Company’s wholly-owned operating subsidiary, Supreme Indiana Operations, Inc. (“Supreme Indiana”), announced his retirement. He will remain a member of the Board of Directors, and he will work with the Company to support a successful transition in leadership as an advisor to the Board on Special Projects.

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

•                  Matthew W. Long has been appointed Chief Financial Officer and Treasurer of the Company effective April 18, 2011.  He succeeds Jeffery D. Mowery as Chief Financial Officer and Treasurer, but Mr. Mowery remains Vice President — Finance of the Company.  Mr. Long recently served as Treasurer of CTS Corporation (“CTS”) since 2003, a publicly traded company located in Elkhart, Indiana.  Prior to being at CTS, he served in a variety of accounting positions for Emerson Electric, General Housewares/Chicago Cutlery, and United Technologies. He is a member of the American Institute of Certified Public Accountants and received both his Bachelor of Science and his Masters of Business Administration from Indiana University.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto elsewhere in this document and pertain to continuing operations unless otherwise noted.

Overview

For the quarter ended April 2, 2011, Supreme continued to experience increased demand for its products as evidenced by an increase in sales of approximately 49% quarter over quarter. Major fleet customers have returned to the market, and Supreme was awarded a significant share of their business. Our sales backlog continued to grow during the first quarter of 2011 and totaled a record $133 million at quarter end compared with $68 million a year ago.

Gross profit improved by approximately 71% during the quarter ended April 2, 2011 as compared with the corresponding period in 2010. Despite the improved sales and gross profit, the Company experienced a loss from continuing operations of $1.0 million.  Following the Company’s historic pattern, significant additional costs were incurred in the first quarter of 2011 to support the Company’s large fleet runs.  Additionally, the Company experienced considerably higher than historical levels of general and administrative expenses.  The charges, totaling $0.6 million, consisted of legal defense costs, bank refinancing expenses, and certain consulting fees and other costs related to our profit improvement initiatives.

As previously described, we have restructured our senior management team, identified areas of additional improvements, implemented new processes, and will continue to focus on increasing our gross margins and reducing our operating costs.  Significant strategic decisions included:

•                  Closed the Oregon manufacturing facility thereby consolidating our bus production into Indiana;

•                  Eliminated low margin and low volume product lines;

•                  Promoted a general manager to run our underperforming Pennsylvania facility;

•                  Reduced headcount in selected areas of the business; and

•                  Reduced the selling prices of assets held for sale of certain idled facilities to reflect the current depressed market conditions which will further facilitate the sales of these properties to improve cash flow.

Having taken the above-described actions, we believe that we are better positioned to restore profitability in the near term. We also continue to look for opportunities to make our operations leaner and more profitable. In our efforts to rebound from the severe recession and maintain our position as one of the strongest companies in our industry, we continue to implement our strategies of cost containment, production efficiencies, revenue enhancement, market expansion, and product diversification.

Net Sales

Net sales for the three months ended April 2, 2011 increased $22.4 million, or 48.7%, to $68.4 million as compared with $46.0 million for the three months ended March 27, 2010.  The following table presents the components of net sales and the changes from period to period:

	Three Months Ended
($000’s omitted)	April 2, 2011	March 27, 2010	Change
Specialized vehicles:
Trucks	$45,961	$21,826	$24,135	110.6%
Buses	16,093	18,254	(2,161)	-11.8%
Armored vehicles	5,763	5,009	754	14.9%
	67,817	45,089	22,728	50.4%
Composites	583	953	(370)	-38.9%
	$68,400	$46,042	$22,358	48.6%

The truck division sales increase of $24.1 million, or 111%, for the quarter was primarily attributable to increased fleet shipments and, to a lesser extent, an improved retail truck market. We continued to experience improved backlog for trucks and believe that we are well-positioned to benefit from favorable industry forecasts.

Our StarTrans bus division experienced lower demand, resulting in a decrease in sales of $2.2 million, or 44%, for the quarter. The decrease was due in part to the reduced availability of funding available from the 2009 federal economic stimulus plan which had enabled state and local transit authorities to purchase new units.  We anticipate 2011 sales to remain comparable to 2010, or decrease slightly, due to contracts expiring and the uncertainty of the availability of federal funds for transit vehicles.

The armored vehicles division continued to experience good demand with a revenue increase of $0.8 million, or 15%, as compared to the first quarter of 2010. The increase was primarily the result of our contract with the U.S. Department of State (DOS) to produce armored Suburbans for embassies abroad.  We believe that the DOS business will remain steady during 2011, and we are encouraged by the positive response we are receiving from other governmental agencies regarding our armored product offerings and quality. The cash-in-transit and other armored vehicles are well positioned to enable us to increase revenues as we continue into 2011.

The composites division revenues represent sales of fiberglass reinforced plywood and other fiberglass products.  The decrease for the quarter of $0.4 million was due to less demand for our fiberglass reinforced plywood product.

Cost of sales and gross profit

Gross profit increased by $2.7 million, or 71.1%, to $6.5 million for the three months ended April 2, 2011, as compared with $3.8 million for the three months ended March 27, 2010.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended
	April 2, 2011	March 27, 2010	Percent Change
Material	60.2%	55.9%	4.3%
Direct Labor	13.9	14.7	(0.8)
Overhead	14.3	18.2	(3.9)
Delivery	2.1	2.8	(0.7)
Cost of sales	90.5	91.6	(1.1)
Gross profit	9.5%	8.4%	1.1%

Material — Material cost as a percentage of net sales increased by 4.3% for the three months ended April 2, 2011 as compared with the corresponding period in 2010. The increase in the material percentage was due in part to a higher mix of fleet units shipped by our truck division. Fleet units historically have a higher material cost as a percentage of net sales but require less direct labor than customized retail trucks. Additionally, the retail truck and bus markets continued to experience a competitive pricing environment.

As the general economic environment begins to show signs of improvement, the potential for future raw material cost increases remains a major concern for certain commodities (including but not limited to aluminum, steel, and wood).  We closely monitor all major commodities and periodically review the financial stability of our primary vendors.  The Company will continue to address certain raw material cost escalations by also increasing the price of our products as necessary and as our markets will accept them.

Direct Labor — Direct labor as a percentage of net sales decreased by 0.8% for the three months ended April 2, 2011 as compared with the corresponding period in 2010. The decrease in the direct labor percentage was due to efficiencies gained by producing increased quantities of similar fleet units. Fleet units typically are less customized than special-purpose retail trucks and require fewer direct labor hours to produce.

Overhead — Manufacturing overhead as a percentage of net sales decreased by 3.9% for the three months ended April 2, 2011 as compared with the corresponding period in 2010.  The overall overhead percentage declined due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.

Delivery — Delivery as a percentage of net sales decreased by 0.7% for the three months ended April 2, 2011, as compared with the corresponding period in 2010. The Company continues to explore more cost-effective delivery methods to mitigate the adverse impact of ongoing high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $1.7 million, or 30.4%, to $7.3 million for the three months ended April 2, 2011, as compared with $5.6 million for the three months ended March 27, 2010.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended
($000’s omitted)	April 2, 2011		March 27, 2010		Change
Selling expenses	$2,438	3.6%	$1,921	4.2%	$517	-0.6%
G&A expenses	4,874	7.1	3,639	7.9	1,235	-0.8
Total	$7,312	10.7%	$5,560	12.1%	$1,752	-1.4%

Selling expenses — Selling expenses as a percentage of net sales decreased 0.6% for the three months ended April 2, 2011, as compared with the corresponding periods in 2010. This reflects the steps taken over the course of the year that increased the productivity and effectiveness of our sales and marketing resources, including rigorous analysis and refinement of our market targeting and positioning.  The overall increase in dollars for the period was primarily attributable to higher payroll related expenses resulting from the improvement in the sales volume.

G&A expenses — G&A expenses as a percentage of sales decreased 0.8% for the three months ended April 2, 2011 as compared with the corresponding period in 2010.  The increased expense of $1.2 million was primarily attributable to a variety of restructuring, refinancing, and profit improvement initiatives including the costs to engage several consulting firms. The Company also incurred increased legal fees resulting from a lawsuit the Company is vigorously contesting.  Additionally, as a result of changes in senior management, payroll and related benefits increased quarter over quarter.

Other income

For the three months ended April 2, 2011, other income was $0.1 million as compared with $0.2 million for the three months ended March 27, 2010.  Other income consisted of rental income, gain or loss on sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was $0.3 million for the three months ended April 2, 2011 compared with $0.5 million for the three months ended March 27, 2010.  A reduction in chassis interest expense was partially attributable to measures implemented to improve bailment chassis inventory management.  The Company continuously monitors the age of consigned chassis with the objective of minimizing chassis interest expense.  The bank interest expense reflected lower debt levels.  This was somewhat offset by higher (performance-based) pricing provisions under our bank credit facility as recent operating losses triggered an increase in interest rates.

Income taxes

For the quarters ended April 2, 2011 and March 27, 2010 the Company recorded deferred tax assets for the net operating losses generated.  The Company fully utilized its federal net operating loss carryback benefits during its 2009 tax year, for which refunds have subsequently been received.  The ultimate realization of these deferred tax assets is dependent upon future taxable income. Given the accumulated net operating losses in the prior three years, it is currently more likely than not that these deferred tax assets will not be realized.   Accordingly, after consideration of these factors, the Company provided a valuation allowance for the deferred tax assets net of the deferred tax liabilities expected.  The valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.

Net loss from continuing operations

Net loss from continuing operations decreased by $1.0 million to $1.0 million (-1.5% of net sales) for the three months ended April 2, 2011 from a net loss of $2.0 million (-4.3% of net sales) for the three months ended March 27, 2010.

Discontinued Operations

The Company decided to discontinue its Oregon operations in December of 2010 and its Silver Crown luxury motorhome business during the fourth quarter of 2009.  The Company has reclassified prior period results accordingly as discontinued operations for the two operations.  The Oregon operations were ceased in the first quarter of 2011 due to the Company’s decision to exit this unprofitable geographic region.  The after tax loss from the discontinued operations related to our Oregon operations was $0.4 million for both periods ended April 2, 2011 and March 27, 2010.  The Silver Crown operations were terminated as a result of the unprecedented tight credit markets caused by the severe economic recession which led to a significant reduction of new motorhome orders and the cancellation of existing orders.  The after tax income from discontinued operations related to our Silver Crown recreational vehicle division was $5 thousand for the period ended March 27, 2010.

Basic and diluted loss per share

The following table presents basic and diluted loss per share and the changes from period to period:

	Three Months Ended
	April 2, 2011	March 27, 2010	Change
Basic and diluted net loss per share:
Loss from continuing operations	$(0.07)	$(0.14)	$0.07
Loss from discontinued operations	(0.03)	(0.03)	—
Net loss	$(0.10)	$(0.17)	$0.07

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

Operating activities

Cash flows from operations represent the net loss sustained, in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Operating activities used $4.3 million of cash for the three months ended April 2, 2011 as compared with cash provided of $6.2 million for the three months ended March 27, 2010.  During the 2011 first quarter, our net loss, adjusted for depreciation and amortization, unfavorably impacted cash flows by $0.6 million. Cash used by operating activities was unfavorably impacted by a $17.3 million increase in inventories due to higher production levels to support the increased backlog and the increased sales volume and an increase in accounts receivable totaling $9.5 million due to the improved sales volume.  This was offset by a $24.6 million increase in trade accounts payable. The Company’s asset management continued to improve as our cash flow cycle was reduced by approximately 19 days, or 29%, when compared with the prior year quarter.

Investing activities

Cash used by investing activities was $29,000 for the three months ended April 2, 2011 as compared with cash used of $0.7 million for the three months ended March 27, 2010. During the first three months of 2011, the Company received $0.3 million of insurance claim reimbursements from its wholly-owned captive insurance subsidiary and had capital expenditures totaling $0.3 million, which consisted primarily of replacement equipment.

Financing activities

Financing activities provided $3.4 million of cash for the three months ended April 2, 2011 as compared with cash used of $6.7 million for the three months ended March 27, 2010. Pursuant to the First Amendment, on March 24, 2011, the Lender agreed to make certain term loans in the aggregate principal amount of $4,000,000, due December 31, 2011 which was funded on March 31, 2011. Because of our focus on restoring profitability and reducing debt, the Company’s Board of Directors suspended paying cash dividends effective as of February 16, 2009. Future dividends will be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant, and equipment expenditures, and other corporate purposes.

Capital Resources

On October 18, 2010 Supreme Industries, Inc. entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Lender”) which agreement was effective as of September 30, 2010.

On March 24, 2011, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “First Amendment”).  Under the First Amendment, the revolving commitment amount under the Credit Agreement was lowered to $25,000,000, and such revolving commitment amount continues to reduce on a monthly basis beginning April 15, 2011.  By August 31, 2011, the revolving commitment amount will be reduced to $11,560,000, unless the Company’s workers compensation letter of credit is returned to the Lender, in which case the revolving commitment amount will only be reduced to $13,560,000.  The revolving commitment decreases further to $13,230,000, or $11,230,000 (if the workers compensation letter of credit is returned to the Lender) by November 30, 2011 and is due and payable December 31, 2011.  These reductions are intended to be consistent with the Company’s seasonal working capital needs.

Also pursuant to the First Amendment, on March 24, 2011, the Lender agreed to make certain term loans in the aggregate principal amount of $4,000,000, due December 31, 2011, which term loans were funded on March 31, 2011.  The First Amendment also contemplates the funding, in the sole discretion of the Lender, of additional term loans in the aggregate principal amount of $3,000,000, to mature December 31, 2011, with funding occurring no earlier than the second quarter.  In connection with the First Amendment, certain mortgages and deeds of trust were executed on additional real property to secure the revolving line of credit and term loans.

Under the First Amendment, the minimum tangible net worth requirements and the minimum EBITDA requirements were revised, and the Company was in compliance at April 2, 2011 and expects to remain in compliance with such covenant requirements.

As of April 2, 2011, the Company had unused credit capacity of approximately $7.7 million under its Credit Agreement.  Interest on outstanding borrowings under the revolving line of credit and the term loan was based on the bank’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement resulting in an effective rate of 5.75% and 5.09% at April 2, 2011 and December 25, 2010, respectively.

Additional events of default were added by the First Amendment.  These additional events of default included: (i) the Company’s failure to receive a $3,000,000 payment from a required sale-leaseback transaction involving the Company’s California manufacturing facility, sale of real estate, or the issuance of subordinated debt or equity capital by May 2, 2011; (ii) the suspension, withdrawal, termination, or reduction of the Company’s OEM chassis bailment pool; or (iii) the settlements of any claims or causes of action for amounts in excess of any amounts covered by insurance if such excess amounts are in excess of the reserves for such claims or causes of action on March 24, 2011 or the aggregate amount of all settlement payments is in excess of $250,000.  None of such additional events of default occurred pursuant to the terms of the Second Amendment (as such term is defined in Item 5 of Part II below).

Summary of Liquidity and Capital Resources

The Company’s primary capital requirements are to support working capital demands, meet its debt service obligations, and finance capital expenditure requirements.  The Company has a substantial asset collateral base and a strong equity position which management believes adequately supports the outstanding revolving line of credit arrangement or would support an alternative facility. Management is pursuing an alternative facility.  The Company maintains a substantial working capital surplus during the first half of each year due to elevated inventories and trade accounts receivable related to large fleet runs.  The Company expects to reduce the working capital surplus during the second half of the year as customer collections related to the fleet runs provide cash flow necessary to reduce the obligations under the Credit Agreement. Additionally, the Company is executing on plans to sell certain idled assets, which if completed, will provide additional liquidity. The funds collected would be used to pay down the Company’s obligations on the Credit Agreement.

Management believes based on its operating projections and sale of idle assets that it should have available funds necessary to allow the Company to meet the payment requirements related to its existing Credit Agreement and to continue to operate. The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated condensed financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 25, 2010.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance, and accrued warranty.

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

ITEM 3.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 25, 2010.

ITEM 4.              CONTROLS AND PROCEDURES.

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of April 2, 2011.

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

On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company in the Superior Court of the State of Arizona in and for the County of Maricopa alleging breach of oral contract, unjust enrichment, and other claims which complaint was removed to the United States District Court for the District of Arizona.  Among other claims, TAG alleges that, under either an oral agreement between it and the Company or the claim of unjust enrichment, the Company has an obligation to pay to TAG a 10% commission on all sales of armored vehicles to the United States Department of State under a contract with the United States Department of State providing for up to $98,000,000 in sales.  As of April 2, 2011, sales of armored vehicles to the United States Department of State under this contract were approximately $34,000,000.   The Company filed a Motion for Summary Judgment which was denied by the trial court on October 6, 2010.  A jury trial has been set for July 5, 2011.  The Company has instructed its attorneys to vigorously contest TAG’s claims through trial if necessary. However, due to the inherent nature of litigation, the ultimate outcome of this case (whether by jury trial or otherwise) is uncertain and unpredictable.

ITEM 1A.                                RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A: Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 25, 2010, which is herein incorporated by reference.

ITEM 2.                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.                                        DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.              RESERVED.

ITEM 5.              OTHER INFORMATION.

On May 12, 2011, the Company and its subsidiaries entered into a Second Amendment to Amended and Restated Credit Agreement and Amendment to Security Agreements (the “Second Amendment”) with JPMorgan Chase Bank, N.A. (the “Lender”).

Pursuant to the Second Amendment, Lender consented to the sale and concurrent leaseback by Supreme Indiana Operations, Inc. (“Supreme Indiana”) of its California manufacturing facility (the “California Real Estate”) to BFG2011 Limited Liability Company (“Purchaser”) (the “Sale Leaseback Transaction”).

In connection with the Sale Leaseback Transaction, Lender agreed to execute and deliver releases of its mortgage liens on the California Real Estate.  Lender also agreed to (i) lower the amount of net proceeds required to be obtained from the Sale Leaseback Transaction from $3,000,000 to $2,800,000 and (ii) extend the date required to enter into the Sale Leaseback Transaction from May 2, 2011 to May 12, 2011.

On March 24, 2011, Supreme Indiana entered into an Option Agreement (the “Option Agreement”) pursuant to which Supreme Indiana granted Barrett Gardner Associates, Inc. (“Barrett Gardner”), an entity which is owned by

Messrs. William J. Barrett and Herbert M. Gardner, each a director of the Company, the right to purchase the California Real Estate.  On May 12, 2011, Barrett Gardner assigned the Option Agreement to Purchaser.  Purchaser is owned by Supreme Indiana, which received an equity interest in Purchaser as a portion of the purchase price, and Messrs. William J. Barrett, Herbert M. Gardner and Edward L. Flynn, each a director of the Company.  In connection with the Sale Leaseback Transaction, the Company received a fairness opinion issued by a third party consultant stating that the proposed transactions were fair from a financial point of view to the shareholders of the Company.

In accordance with the Option Agreement, Supreme Indiana and Purchaser entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated May 3, 2011 (as amended by that certain Amendment to Escrow Instructions dated as of the closing date, the “Purchase Agreement”) in which Purchaser agreed to purchase the California Real Estate for $4,100,000 comprised of the following amounts:  (a) a $100,000 deposit made pursuant to the Option Agreement, (b) $3,000,000 paid in cash at the closing, (c) a grant to Supreme Indiana of the equity interest in Purchaser described above valued at $495,000, and (d) a credit in the amount of $505,000 based on the lack of brokerage commissions and the nature of the transaction.  Supreme Indiana paid the closing costs associated with the transaction, including the escrow fees, transfer taxes, title policies and other transaction costs.  Supreme Indiana has provided Purchaser with an agreement to indemnify Purchaser from losses, damages and claims arising from the condition of the California Real Estate at closing and a breach by Supreme Indiana of its representations and warranties; Supreme Indiana’s indemnity obligations survive the closing of the sale.

Concurrently with the closing of the sale of the California Real Estate to Purchaser, Supreme Indiana leased from Purchaser the California Real Estate for a term of twenty years pursuant to that certain Air Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease dated as of the closing date (the “Lease”).  The base rent for the first five years of the term is $24,000 per month.  Base rent will be adjusted after the fifth year of the term to bring the base rent to fair market value and based on any increases in Purchaser’s financing costs.  The Lease is a triple net lease, and Supreme Indiana is responsible for all costs relating to the leased premises.  Supreme Indiana was granted a purchase option and right of first refusal with respect to the California Real Estate through April 30, 2016.  In addition, Supreme Indiana was granted a one time right of first offer with respect to the California Real Estate that continues until the expiration of the lease term.

Due to the Company’s continuing involvement in the California Real Estate, the Sale Leaseback Transaction was not recognized as a sale of the property.  It is instead being accounted for as a financing transaction, and the Company has recorded the receipt of cash and the related obligation.

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

Exhibit 10.1*	First Amendment to Amended and Restated Credit Agreement dated March 24, 2011, by and between the Company and its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 10.2*	Inventory Loan and Security Agreement by and between Supreme Indiana Operations, Inc. and Ally Bank dated March 4, 2011.
Exhibit 10.3*	Inventory Loan and Security Agreement by and between Supreme Indiana Operations, Inc. and Ally Financial, Inc. dated March 4, 2011.
Exhibit 10.4*	Guaranty Agreement by and between Supreme Indiana Operations, Inc. and Ally Bank dated March 4, 2011.
Exhibit 10.5*	Guaranty Agreement by and between Supreme Indiana Operations, Inc. and Ally Financial, Inc. dated March 4, 2011.
Exhibit 10.6*	Credit Balance Agreement by and between Supreme Indiana Operations, Inc. and Ally Financial, Inc. dated March 21, 2011.
Exhibit 10.7*	Option Agreement by and between Supreme Indiana Operations, Inc. and Barrett Gardner Associates, Inc. dated March 24, 2011.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Kim Korth
DATE: May 17, 2011	Kim Korth
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: May 17, 2011	Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 10.1*	First Amendment to Amended and Restated Credit Agreement dated March 24, 2011, by and between the Company and its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 10.2*	Inventory Loan and Security Agreement by and between Supreme Indiana Operations, Inc. and Ally Bank dated March 4, 2011.
Exhibit 10.3*	Inventory Loan and Security Agreement by and between Supreme Indiana Operations, Inc. and Ally Financial, Inc. dated March 4, 2011.
Exhibit 10.4*	Guaranty Agreement by and between Supreme Indiana Operations, Inc. and Ally Bank dated March 4, 2011.
Exhibit 10.5*	Guaranty Agreement by and between Supreme Indiana Operations, Inc. and Ally Financial, Inc. dated March 4, 2011.
Exhibit 10.6*	Credit Balance Agreement by and between Supreme Indiana Operations, Inc. and Ally Financial, Inc. dated March 21, 2011.
Exhibit 10.7*	Option Agreement by and between Supreme Indiana Operations, Inc. and Barrett Gardner Associates, Inc. dated March 24, 2011.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.