Form 10-Q
period 2011-07-02
SUPREME INDUSTRIES INC
filed 2011-08-16
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at July 28, 2011
Class A	13,087,104
Class B	1,716,937

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 2,	December 25,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$207,213	$1,050,047
Investments	942,705	1,208,831
Accounts receivable, net	31,396,525	21,305,281
Inventories	43,696,722	35,676,353
Other current assets	9,364,340	9,203,427

Total current assets	85,607,505	68,443,939

Property, plant and equipment, at cost	79,724,735	78,815,303
Less, Accumulated depreciation and amortization	47,307,193	45,760,412

Property, plant and equipment, net	32,417,542	33,054,891

Other assets	767,415	38,624

Total assets	$118,792,462	$101,537,454

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	July 2,	December 25,
	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$24,524,718	$25,874,365
Trade accounts payable	27,849,730	11,571,902
Accrued income taxes	1,029,755	1,040,096
Other accrued liabilities	9,207,451	10,347,567

Total current liabilities	62,611,654	48,833,930

Long-term debt	4,230,975	770,847

Total liabilities	66,842,629	49,604,777

Stockholders’ equity	51,949,833	51,932,677

Total liabilities and stockholders’ equity	$118,792,462	$101,537,454

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2011	2010	2011	2010

Net sales	$94,063,962	$58,894,666	$162,463,937	$104,936,936
Cost of sales	86,088,469	52,753,244	147,965,291	94,949,213
Gross profit	7,975,493	6,141,422	14,498,646	9,987,723

Selling, general and administrative expenses	6,909,473	5,555,471	13,907,437	11,073,933
Other income	(393,851)	(157,121)	(454,604)	(345,485)
Legal settlement and related costs	1,868,648	114,552	2,182,091	156,711
Operating income (loss)	(408,777)	628,520	(1,136,278)	(897,436)

Interest expense	452,712	342,728	732,571	836,500
Income (loss) from continuing operations before income taxes	(861,489)	285,792	(1,868,849)	(1,733,936)

Income tax expense	—	—	—	—
Income (loss) from continuing operations	(861,489)	285,792	(1,868,849)	(1,733,936)

Discontinued operations
Operating loss of discontinued motorhome operations	—	(143,970)	—	(138,766)
Operating loss of discontinued Oregon operations	(334,706)	(303,887)	(691,845)	(697,771)
Net loss	$(1,196,195)	$(162,065)	$(2,560,694)	$(2,570,473)

Other comprehensive income	3,163	135,805	6,611	241,585
Total comprehensive loss	$(1,193,032)	$(26,260)	$(2,554,083)	$(2,328,888)

Loss Per Share:
Income (loss) from continuing operations	$(0.06)	$0.02	$(0.13)	$(0.12)
Loss from discontinued operations	(0.02)	(0.03)	(0.05)	(0.06)
Net loss	$(0.08)	$(0.01)	$(0.18)	$(0.18)

Shares used in the computation of loss per share:
Basic	14,590,397	14,292,955	14,471,570	14,274,747
Diluted	14,590,397	14,292,955	14,471,570	14,274,747

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	July 2,	June 26,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,560,694)	$(2,570,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,911,607	1,975,391
Issuance of treasury stock	2,184,000	—
Provision for losses on doubtful receivables	46,065	61,768
Stock-based compensation expense	347,528	278,288
Losses (gains) on sale of property, plant and equipment, net	(275,625)	4,283
Changes in operating assets and liabilities	(3,720,636)	(1,905,516)

Net cash used in operating activities	(2,067,755)	(2,156,259)

Cash flows from investing activities:
Additions to property, plant and equipment	(888,107)	(607,236)
Proceeds from sale of property, plant and equipment	418,890	611,249
Purchases of investments	—	(998,559)
Proceeds from sales of investments	272,739	571,996
Decrease (increase) in other assets	(18,791)	4,373

Net cash used in investing activities	(215,269)	(418,177)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	57,144,275	34,825,856
Repayments of revolving line of credit and long-term debt	(55,743,794)	(33,393,823)
Proceeds from exercise of stock options	39,709	2,500

Net cash provided by financing activities	1,440,190	1,434,533

Change in cash and cash equivalents	(842,834)	(1,139,903)

Cash and cash equivalents, beginning of period	1,050,047	1,222,411

Cash and cash equivalents, end of period	$207,213	$82,508

See accompanying notes to consolidated financial statements.

NOTE 1 — BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended July 2, 2011 and June 26, 2010 are for 13-week periods.  The results of operations for the six months ended July 2, 2011 and June 26, 2010 are for 27- and 26-week periods, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

Effective December 25, 2010, the Company decided to cease operations at its Woodburn, Oregon manufacturing facility.  The Oregon operations were discontinued due to the Company’s decision to exit this unprofitable geographic region.  In light of a persistently difficult market and challenging cost structure, the Company is working with customers to meet existing commitments.  The amount of Oregon business expected to be retained is insignificant.  The Oregon facility and equipment are classified as held for sale as of July 2, 2011 and December 25, 2010 and are included in other current assets in the accompanying balance sheet.

The 2011 operating results for the Woodburn, Oregon location are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Net sales	$465,193	$1,649,520	$3,285,848	$4,104,067
Pretax loss from operations	$(334,706)	$(303,887)	$(691,845)	$(697,771)
Net loss	$(334,706)	$(303,887)	$(691,845)	$(697,771)

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

The Silver Crown facility in White Pigeon, Michigan is classified as held for sale as of July 2, 2011 and December 25, 2010 and is included in other current assets in the accompanying balance sheet.  Any losses incurred in 2011 related to the wind-down of the operations are expected to be insignificant and will be reflected as continuing operations in the 2011 Statement of Operations.

The 2010 operating results for the Silver Crown division are classified as discontinued operations as follows:

	Three Months Ended	Six Months Ended
	June 26, 2010	June 26, 2010
Net sales	$—	$1,567,977
Pretax loss from operations	$(143,970)	$(138,766)
Net loss	$(143,970)	$(138,766)

NOTE 3 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	July 2,	December 25,
	2011	2010
Raw materials	$24,957,062	$18,954,303
Work-in-progress	5,967,299	6,512,602
Finished goods	12,772,361	10,209,448
	$43,696,722	$35,676,353

NOTE 4 — FAIR VALUE MEASUREMENT

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of July 2, 2011 and December 25, 2010, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of July 2, 2011 and December 25, 2010, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 5 — REVOLVING LINE OF CREDIT

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

Under the First Amendment, the minimum tangible net worth requirements and the minimum EBITDA requirements were revised, and the Company was in compliance with all financial covenants in the Credit Agreement at July 2, 2011.

Additional events of default were added by the First Amendment.  These additional events of default included: (i) the Company’s failure to receive a $3,000,000 payment from a required sale-leaseback transaction involving the Company’s California manufacturing facility, sale of real estate, or the issuance of subordinated debt or equity capital by May 2, 2011; (ii) the suspension, withdrawal, termination, or reduction of the Company’s OEM chassis bailment pool; or (iii) the settlements of any claims or causes of action for amounts in excess of any amounts covered by insurance if such excess amounts are in excess of the reserves for such claims or causes of action on March 24, 2011 or the aggregate amount of all settlement payments is in excess of $250,000.  Any violations of such additional events of default were waived pursuant to the terms of the Second and Third Amendments (as such terms are defined below).

On May 12, 2011, the Company and its subsidiaries entered into a Second Amendment to the Credit Agreement and Amendment to Security Agreements (the “Second Amendment”) with the Lender.  Pursuant to the Second Amendment, Lender consented to the sale and concurrent leaseback by Supreme Indiana Operations, Inc. (“Supreme Indiana”) of its California manufacturing facility (the “California Real Estate”) to BFG2011 Limited Liability Company (“a related party”) (“Purchaser”) (the “Sale Leaseback Transaction”).

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

On June 15, 2011, the Company and its subsidiaries entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement with the Lender.  The Credit Agreement prohibits settlements of any claims or causes of action in aggregate amounts exceeding $250,000.  Under the terms of the Third Amendment, the Lender approved the Settlement Agreement referred to in Note 9 and waived noncompliance caused by such Settlement Agreement with the Credit Agreement’s $250,000 cap on settlements of any claims or causes of action.  In addition, the Third Amendment increased the revolving commitment amount under the Credit Agreement by $3,000,000 beginning June 15, 2011.

Pursuant to the Third Amendment the revolving commitment amount will reduce on a monthly basis.  These reductions are intended to be consistent with the Company’s seasonal working capital needs.  By August 31, 2011, the revolving commitment amount will be reduced to $14,560,000, unless the Company’s workers compensation letter of credit is returned to the Lender, in which case the revolving commitment amount will only be reduced to $16,560,000.  The revolving commitment decreases further to $14,230,000 or $16,230,000 (if the workers compensation letter of credit is returned to the Lender) by November 30, 2011 and is due and payable December 31, 2011.

As of July 2, 2011, the outstanding balance under the Credit Agreement was $15,000,000 and the Company had unused credit capacity of approximately $9.3 million under its Credit Agreement.  Interest on outstanding borrowings under the revolving line of credit and the term loan was based on the bank’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement, resulting in an effective rate of 5.75% and 5.09% at July 2, 2011 and December 25, 2010, respectively.

NOTE 6 — LONG TERM DEBT

On March 24, 2011, Supreme Indiana entered into an Option Agreement (the “Option Agreement”) pursuant to which Supreme Indiana granted Barrett Gardner Associates, Inc. (“Barrett Gardner”), an entity which is owned by Messrs. William J. Barrett and Herbert M. Gardner, each a director of the Company, the right to purchase the California Real Estate.  On May 12, 2011, Barrett Gardner assigned the Option Agreement to Purchaser.  Purchaser is minority owned by Supreme Indiana, which received an equity interest in Purchaser as a portion of the purchase price, and Messrs. William J. Barrett, Herbert M. Gardner and Edward L. Flynn, each a director of the Company.  In connection with the Sale Leaseback Transaction, the Company received a fairness opinion issued by a third party valuation  consultant stating that the proposed transactions were fair from a financial point of view to the shareholders of the Company.

In accordance with the Option Agreement, Supreme Indiana and Purchaser entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated May 3, 2011 (as amended by that certain Amendment to Escrow Instructions dated as of the closing date, the “Purchase Agreement”) in which Purchaser agreed to purchase the California Real Estate for $4,100,000 comprised of the following amounts:  (a) a $100,000 deposit made pursuant to the Option Agreement, (b) $3,000,000 paid in cash at the closing, (c) a grant to Supreme Indiana of the 34% equity interest in Purchaser described above valued at $495,000 (included in other assets on the July 2, 2011 balance sheet), and (d) a credit in the amount of $505,000 based on the lack of brokerage commissions and the nature of the transaction.  Supreme Indiana paid the closing costs associated with the transaction, including the escrow fees, transfer taxes, title policies and other transaction costs.  Supreme Indiana has provided Purchaser with an agreement to indemnify Purchaser from losses, damages and claims arising from the condition of the California Real Estate at closing and a breach by Supreme Indiana of its representations and warranties.  Supreme Indiana’s indemnity obligations survive the closing of the sale.

Concurrently with the closing of the sale of the California Real Estate to Purchaser, Supreme Indiana leased from Purchaser the California Real Estate for a term of twenty years pursuant to that certain Air Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease dated as of the closing date (the “Lease”).  The base rent for the first five years of the term is $24,000 per month.  Base rent will be adjusted after the fifth year of the term to bring the base rent to fair market value and based on any increases in Purchaser’s financing costs.  The Lease is a triple net lease, and Supreme Indiana is responsible for all costs relating to the leased premises.  Supreme Indiana was granted a purchase option and right of first refusal with respect to the California Real Estate through April 30, 2016.  In addition, Supreme Indiana was granted a one-time right of first offer with respect to the California Real Estate that continues until the expiration of the lease term.

Due to the Company’s continuing involvement in the California Real Estate, the Sale Leaseback Transaction was not recognized as a sale of the property.  It is instead being accounted for as a financing transaction, and the Company has recorded the receipt of cash, the equity interest in the Purchaser and the related obligation.

The outstanding principal amount of the obligation as of July 2, 2011 is $3.6 million and bears interest at 5.5%.  Of this amount $93 thousand and $3.5 million is included in current maturities of long term debt and long term debt, respectively, in the accompanying balance sheet at July 2, 2011.

NOTE 7 — LOSS PER SHARE

The assumed exercise or issuance of 251,614 and 215,861 shares for the three-month periods ending July 2, 2011 and June 26, 2010, respectively, relating to stock plans were not included in the computation of diluted loss per share.  The assumed exercise or issuance of 272,543 and 234,068 shares for the six-month periods ending July 2, 2011 and June 26, 2010, respectively, relating to stock plans were not included in the computation of diluted loss per share.  Inclusion of these shares in the respective periods would have been antidilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the six months ended July 2, 2011:

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 25, 2010	24,584	$3.32
Granted	—	n/a
Vested	(19,445)	3.86
Unvested, July 2, 2011	5,139	$1.27

The total fair value of the shares vested during the six months ended July 2, 2011 was $75,019.

A summary of the status of the Company’s outstanding stock options as of July 2, 2011, and changes during the six months ended July 2, 2011, are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 25, 2010	1,204,715	$3.83
Granted	—	n/a
Exercised	(26,920)	1.47
Expired	(7,385)	7.14
Forfeited	(7,983)	1.51
Outstanding, July 2, 2011	1,162,427	$3.88

As of July 2, 2011, outstanding exercisable options had an intrinsic value of $405,237 and a weighted-average remaining contractual life of 4.07 years.

Total unrecognized compensation expense related to all share-based awards outstanding at July 2, 2011, was approximately $394,334 and is to be recorded over a weighted average contractual life of 2.26 years.

NOTE 9 — LITIGATION SETTLEMENT

On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company in the Superior Court of the State of Arizona in and for the County of Maricopa alleging breach of oral contract, unjust enrichment, and other claims which complaint was removed to the United States District Court for the District of Arizona.  Among other claims, TAG alleged that, under either an oral agreement between it and the Company or the claim of unjust enrichment, the Company has an obligation to pay to TAG a 10% commission on all sales of armored vehicles to the United States Department of State under a contract with the United States Department of State providing for up to $98,000,000 in sales.

Due to the inherent nature of litigation, and the uncertainty surrounding the ultimate outcome of this case, on May 25, 2011, the Company and TAG signed a Civil Settlement Agreement under the terms of which this lawsuit was dismissed and the Company agreed to: (i) pay to TAG the cash sum of $1,100,000 ($400,000 paid on May 26, 2011, and the balance of $700,000 payable over the next twelve months in the principal amount of $58,333 per month plus accrued interest at 5.75% simple interest); and (ii) issue and deliver to TAG on June 8, 2011, 350,000 shares of the Company’s Class A Common Stock and an additional 350,000 shares on January 15, 2012 for a total cost of $3,284,000.  Of this amount, $1,784,000 is reflected as legal settlement and related costs in the current Statement of Operations and $1,500,000 was applied against the accrual established in a prior period.  The fair value of the shares was based on the closing stock price on May 25, 2011.  Under the terms of the Civil Settlement Agreement, TAG is restricted from selling more than 50,000 shares during any thirty-day period, and the Company is given the first right to purchase any shares that TAG wishes to sell.

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

Overview

During the second quarter of 2011, Supreme continued to experience strong demand for its products as evidenced by an increase in sales of approximately 60% compared to the 2010 quarter.  A significant portion of the increase in net sales resulted from shipments to major fleet customers.

As a result of the higher net sales, gross profit improved by approximately 30% during the quarter ended July 2, 2011 as compared with the corresponding period in 2010.  However, our gross margin percentage was negatively impacted by lower margin fleet business and rising commodity costs.

The Company continued to experience considerably higher than historical levels of general and administrative expenses primarily due to non-recurring charges totaling $1.2 million during the first six months of 2011. The non-recurring charges consisted of consulting fees, bank refinancing expenses, severance costs, and other costs related to certain profit improvement initiatives.

For the second quarter of 2011, exclusive of the legal settlement costs discussed in Note 9 and the non-recurring charges, income from continuing operations was $1.5 million as compared with $0.7 million for the second quarter of 2010.

Our sales backlog remained solid during the second quarter of 2011 and totaled $99 million at quarter end compared with $92 million a year ago.

As previously described, we have identified areas of additional improvements, implemented new processes, and will continue to focus on increasing our gross margins and reducing our operating costs.  Significant strategic decisions implemented in the last several months included:

•                  Closed the Oregon manufacturing facility;

•                  Closed the Pennsylvania bus manufacturing production line thereby consolidating our bus production into one operation in Indiana;

•                  Eliminated low margin and low volume product lines;

•                  Initiated operating management changes at our Pennsylvania and Texas truck operations;

•                  Further reduced headcount in certain areas of the business;

•                  Reduced the selling prices of certain idle facilities held for sale to reflect the current (depressed) market values, in an effort to accelerate the disposition of these properties to further reduce our debt levels; and

•                  Settled a lawsuit as described in Note 9.

We continue to look for opportunities to make our operations leaner and more profitable.  In our efforts to rebound from the severe recession and maintain our position as one of the strongest companies in our industry, we continue to implement our strategies of cost containment, production efficiencies, revenue enhancement, market expansion, and product diversification.

Net Sales

Net sales for the three months ended July 2, 2011 increased $35.2 million, or 59.8%, to $94.1 million as compared with $58.9 million for the three months ended June 26, 2010.  Net sales for the six months ended July 2, 2011 increased $57.6 million, or 54.8%, to $162.5 million as compared with $104.9 million for the six months ended June 26, 2010.  The following table presents the components of net sales and the changes from period to period:

	Three Months Ended				Six Months Ended
($000’s omitted)	July 2, 2011	June 26, 2010	Change		July 2, 2011	June 26, 2010	Change
Specialized vehicles:
Trucks	$74,881	$35,070	$39,811	113.5%	$120,842	$56,896	$63,946	112.4%
Buses	14,117	15,809	(1,692)	-10.7	30,210	34,063	(3,853)	-11.3
Armored vehicles	4,448	6,615	(2,167)	-32.9	10,211	11,624	(1,413)	-12.3
	93,446	57,494	35,952	62.5	161,263	102,583	58,680	57.2
Composites	618	1,401	(783)	-55.9	1,201	2,354	(1,153)	-49.0
	$94,064	$58,895	$35,169	59.7%	$162,464	$104,937	$57,527	54.8%

The truck division sales increase for the three and six month periods was primarily attributable to increased fleet shipments and, to a lesser extent, an improved retail truck market.  We continued to experience year-over-year improved backlog for trucks.

Our StarTrans bus division continued to experience lower demand, resulting in a decrease in sales of $1.7 million for the second quarter of 2011 and a decrease in sales of $3.9 million for the first six months of 2011 compared with the corresponding periods of 2010.  We anticipate that 2011 second half bus sales will continue to decline as we have experienced softening demand for these products.

The armored vehicles division reflected lower demand with a revenue decrease of $2.2 million, or 33%, as compared to the second quarter of 2010.  The decrease was primarily the result of delayed orders from our contract with the U.S. Department of State (DOS) to produce armored Suburbans for embassies abroad.  We believe that the DOS business will remain steady from August to year end now that the Federal debt ceiling has been raised.  We are encouraged by the positive response we have and continue to receive interest from other governmental agencies regarding our armored product offerings and quality.  We are hopeful that this will lead to additional government-related business but we are concerned about government spending reduction efforts which may negatively impact near-term prospective contracts. The cash-in-transit and other armored vehicles business is anticipated to enable us to maintain revenues at first half levels as we continue into the second half of 2011.

Cost of sales and gross profit

Gross profit increased by $1.9 million, or 31.1%, to $8.0 million for the three months ended July 2, 2011, as compared with $6.1 million for the three months ended June 26, 2010.  Gross profit increased by $4.5 million, or 45.0%, to $14.5 million for the six months ended July 2, 2011, as compared with $10.0 million for the six months ended June 26, 2010.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended			Six Months Ended
	July 2, 2011	June 26, 2010	Percent Change	July 2, 2011	June 26, 2010	Percent Change
Material	64.2%	58.1%	6.1%	62.5%	57.1%	5.4%
Direct Labor	13.4	14.1	(0.7)	13.6	14.4	(0.8)
Overhead	11.9	15.0	(3.1)	12.9	16.4	(3.5)
Delivery	2.0	2.4	(0.4)	2.1	2.6	(0.5)
Cost of sales	91.5	89.6	1.9	91.1	90.5	0.6
Gross profit	8.5%	10.4%	(1.9)%	8.9%	9.5%	(0.6)%

Material — Material cost as a percentage of net sales increased by 6.1% and 5.4% for the three and six months ended July 2, 2011 as compared with the corresponding periods in 2010.  The increase in the material percentage was due in part to a higher mix of fleet units shipped by our truck division and due to the increased cost of certain raw material commodities.  Fleet units historically have a higher material cost as a percentage of net sales, due to a lower selling price, but require less direct labor than customized retail trucks.  Additionally, the retail truck and bus markets continued to experience a very competitive pricing environment placing downward pressure on gross margins.

The potential for future raw material cost increases for certain commodities (including but not limited to aluminum, steel, and wood) — remains a concern for the Company.  We closely monitor all major commodities and periodically review the financial stability of our primary vendors.  The Company will continue to address certain raw material cost escalations by also increasing the price of our products as necessary and as our markets will accept them.

Direct Labor — Direct labor as a percentage of net sales decreased by 0.7% and 0.8% for the three and six months ended July 2, 2011 as compared with the corresponding periods in 2010.  The decrease in the direct labor percentage was due to efficiencies gained by producing increased quantities of similar fleet units.  Fleet units typically are less customized than special-purpose retail trucks and require fewer direct labor hours to produce.

Overhead — Manufacturing overhead as a percentage of net sales decreased by 3.1% and 3.5% for the three and six months ended July 2, 2011 as compared with the corresponding periods in 2010.  The overall overhead percentage declined due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.

Delivery — Delivery as a percentage of net sales decreased by 0.4% and 0.5% for the three and six months ended July 2, 2011, as compared with the corresponding period in 2010.  The Company continues to explore more cost-effective delivery methods to mitigate the adverse impact of ongoing high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $1.3 million, or 23.2%, to $6.9 million for the three months ended July 2, 2011, as compared with $5.6 million for the three months ended June 26, 2010.  Selling, general and administrative expenses increased by $2.8 million, or 25.2%, to $13.9 million for the six months ended July 2, 2011, as compared with $11.1 million for the six months ended June 26, 2010.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended						Six Months Ended
($000’s omitted)	July 2, 2011		June 26, 2010		Change		July 2, 2011		June 26, 2010		Change
Selling expenses	$2,164	2.3%	$2,021	3.4%	$143	(1.1)%	$4,602	2.8%	$3,942	3.8%	$660	(1.0)%
G&A expenses	4,745	5.0	3,534	6.0	1,211	(1.0)	9,305	5.8	7,132	6.8	2,173	(1.0)
Total	$6,909	7.3%	$5,555	9.4%	$1,354	(2.1)%	$13,907	8.6%	$11,074	10.6%	$2,833	(2.0)%

Selling expenses — Selling expenses as a percentage of net sales decreased by 1.1% and 1.0% for the three and six months ended July 2, 2011, as compared with the corresponding periods in 2010.  This decrease reflects the steps taken over the course of the year that increased the productivity and effectiveness of our sales and marketing resources.  The overall increase in dollars for the period was primarily attributable to higher commission expenses resulting from the increase in the net sales volume.

G&A expenses — G&A expenses as a percentage of net sales decreased by 1.0% for both the three and six months ended July 2, 2011 as compared with the corresponding periods in 2010.  The increase in dollars was primarily attributable to a variety of restructuring, refinancing, and profit improvement initiatives including the costs to engage consulting firms supporting the aforementioned efforts.  Additionally, as a result of changes in senior management, payroll and related benefits increased in the 2011 periods compared to the 2010 periods.

Other income

For the three months ended July 2, 2011, other income was $0.4 million as compared with $0.2 million for the three months ended June 26, 2010.  For the six months ended July 2, 2011, other income was $0.5 million as compared with $0.3 million for the six months ended June 26, 2010.  Other income consisted of rental income, gain or loss on sale of assets, and other miscellaneous income received by the Company.  During the second quarter of 2011, the Company realized a gain of approximately $0.3 million on the sale of its aircraft.

Legal settlement and related costs

The Company settled a lawsuit during the second quarter of 2011. The legal settlement and related costs were $1.9 million and $2.2 million for the three and six months ended July 2, 2011 as compared with $0.1 million and $0.2 million for the three and six months ended June 26, 2010 (see Note 9).

Interest expense

Interest expense was $0.5 million for the three months ended July 2, 2011 compared with $0.3 million for the three months ended June 26, 2010.  Interest expense was $0.7 million for the six months ended July 2, 2011 compared with $0.8 million for the six months ended June 26, 2010.  A year-over-year reduction in chassis interest expense was partially attributable to measures implemented to improve bailment chassis inventory management.  The Company continuously monitors the age of consigned chassis with the objective of minimizing chassis interest expense.  The bank interest expense reflected lower debt levels.  This was somewhat offset by higher (performance-based) pricing provisions under our bank credit facility as recent operating losses triggered an increase in interest rates.

Income taxes

For the three and six months ended July 2, 2011 and June 26, 2010 the Company recorded deferred tax assets for the net operating losses generated.  The Company fully utilized its federal net operating loss carryback benefits during its 2009 tax year.  The ultimate realization of these deferred tax assets is dependent upon future taxable income.  Given the accumulated net operating losses in the prior years, it is currently more likely than not that these deferred tax assets will not be realized.  Accordingly, after consideration of these factors, the Company provided a valuation allowance for the deferred tax assets net of the deferred tax liabilities expected.  The valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.

Net loss from continuing operations

Net loss from continuing operations increased by $1.2 million to $0.9 million (1.0% of net sales) for the three months ended July 2, 2011 from net income of $0.3 million (0.5% of net sales) for the three months ended June 26, 2010.  Net loss from continuing operations increased by $0.2 million to $1.9 million (-1.2% of net sales) for the six months ended July 2, 2011 from a net loss of $1.7 million (1.6% of net sales) for the six months ended June 26, 2010.

Discontinued Operations

The Company decided to discontinue its Oregon operations in December of 2010 and its Silver Crown luxury motorhome business during the fourth quarter of 2009.  The Company has reclassified prior period results accordingly as discontinued operations for the two operations.  The Oregon operations were ceased in the first quarter of 2011 due to the Company’s decision to exit this unprofitable geographic region.  The after-tax loss from the discontinued operations related to our Oregon operations was $0.3 million and $0.7 million for the three and six months ended July 2, 2011 and $0.3 million and $0.7 million for the three and six months ended June 26, 2010.  The Silver Crown operations were terminated as a result of the unprecedented tight credit markets caused by the severe economic recession which led to a significant reduction of new motorhome orders and the cancellation of existing orders.  The after-tax loss from discontinued operations related to our Silver Crown recreational vehicle division was $0.1 million for both the three and six months ended June 26, 2010.

Basic and diluted loss per share

The following table presents basic and diluted loss per share and the changes from period to period:

	Three Months Ended			Six Months Ended
	July 2, 2011	June 26, 2010	Change	July 2, 2011	June 26, 2010	Change
Basic and diluted net loss per share:
Income (loss) from continuing operations	$(0.06)	$0.02	$(0.08)	$(0.13)	$(0.12)	$(0.01)
Loss from discontinued operations	(0.02)	(0.03)	0.01	(0.05)	(0.06)	0.01

Net Loss	$(0.08)	$(0.01)	$(0.07)	$(0.18)	$(0.18)	$(0.00)

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

Operating activities

Cash flows from operations represent the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Operating activities used $2.1 million of cash for the six months ended July 2, 2011 as compared with cash used of $2.2 million for the six months ended June 26, 2010.  During the first six months of 2011, our net loss, adjusted for depreciation and amortization, reduced cash flows by $0.6 million.  Cash used by operating activities was unfavorably impacted by an $8.0 million increase in inventories due to seasonally higher production levels to support the increased backlog and the increased sales volume and an increase in accounts receivable totaling $10.1 million due to the higher sales volume.  This was offset by a $16.3 million increase in trade accounts payable.  The Company’s asset management continued to improve as our cash flow cycle was reduced by approximately 29 days, or 45%, when compared with the 2010 cash flow cycle.

Investing activities

Cash used by investing activities was $0.2 million for the six months ended July 2, 2011 as compared with cash used of $0.4 million for the six months ended June 26, 2010.  During the first six months of 2011, the Company received $0.4 million from the sale of property, plant, and equipment and had capital expenditures totaling $0.9 million, which consisted primarily of replacement equipment.

Financing activities

Financing activities provided $1.4 million of cash for the six months ended July 2, 2011 as compared with cash provided of $1.4 million for the six months ended June 26, 2010.  Pursuant to the First Amendment, on March 24, 2011, the Lender agreed to make certain term loans in the aggregate principal amount of $4,000,000, due December 31, 2011 which was funded on March 31, 2011.  Additionally, the Company received approximately $2.9 million of net proceeds from the sale-leaseback transaction involving its California manufacturing facility as described in Note 6.

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

Under the First Amendment, the minimum tangible net worth requirements and the minimum EBITDA requirements were revised, and the Company was in compliance with all financial covenants under the Credit Agreement at July 2, 2011 and expects to remain in compliance with such covenant requirements.

Additional events of default were added by the First Amendment.  These additional events of default included: (i) the Company’s failure to receive a $3,000,000 payment from a required sale-leaseback transaction involving the Company’s California manufacturing facility, sale of real estate, or the issuance of subordinated debt or equity capital by May 2, 2011; (ii) the suspension, withdrawal, termination, or reduction of the Company’s OEM chassis bailment pool; or (iii) the settlements of any claims or causes of action for amounts in excess of any amounts covered by insurance if such excess amounts are in excess of the reserves for such claims or causes of action on March 24, 2011 or the aggregate amount of all settlement payments is in excess of $250,000.  Any violations of such additional events of default were waived pursuant to the terms of the Second and Third Amendments (as such terms are defined below).

On May 12, 2011, the Company and its subsidiaries entered into a Second Amendment to the Credit Agreement and Amendment to Security Agreements (the “Second Amendment”) with the Lender.  Pursuant to the Second Amendment, Lender consented to the sale and concurrent leaseback by Supreme Indiana Operations, Inc. (“Supreme Indiana”) of its California manufacturing facility (the “California Real Estate”) to BFG2011 Limited Liability Company (“a related party”) (“Purchaser”) (the “Sale Leaseback Transaction”).

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

On June 15, 2011, the Company and its subsidiaries entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement with the Lender.  The Credit Agreement prohibits settlements of any claims or causes of action in aggregate amounts exceeding $250,000.  Under the terms of the Third Amendment, the Lender approved the Settlement Agreement referred to in Note 9 and waived noncompliance caused by such Settlement Agreement with the Credit Agreement’s $250,000 cap on settlements of any claims or causes of action.  In addition, the Third Amendment increased the revolving commitment amount under the Credit Agreement by $3,000,000 beginning June 15, 2011.

Pursuant to the Third Amendment, the revolving commitment amount will reduce on a monthly basis.  These reductions are intended to be consistent with the Company’s seasonal working capital needs.  By August 31, 2011, the revolving commitment amount will be reduced to $14,560,000, unless the Company’s workers compensation letter of credit is returned to the Lender, in which case the revolving commitment amount will only be reduced to $16,560,000.  The revolving commitment decreases further to $14,230,000 or $16,230,000 (if the workers compensation letter of credit is returned to the Lender) by November 30, 2011 and is due and payable December 31, 2011.

As of July 2, 2011, the outstanding balance under the Credit Agreement was $15,000,000 and the Company had unused credit capacity of approximately $9.3 million under its Credit Agreement.  Interest on outstanding borrowings under the revolving line of credit and the term loan was based on the bank’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement, resulting in an effective rate of 5.75% and 5.09% at July 2, 2011 and December 25, 2010, respectively.

Summary of Liquidity and Capital Resources

The Company’s primary capital requirements are to support working capital demands, meet its debt service obligations, and finance capital expenditure requirements.  The Company has a substantial asset collateral base and a strong equity position which management believes adequately supports the outstanding revolving line of credit arrangement or would support an alternative facility.  Management is pursuing an alternative facility.  The Company maintains a substantially higher level of current assets  during the first half of each year than the second half of the year due to elevated inventories and trade accounts receivable related to large fleet runs.  The Company expects to reduce the current assets during the second half of the year as customer collections related to the fleet runs provide cash flow necessary to reduce the obligations under the Credit Agreement and reduce accounts payable and other short-term obligations.  Additionally, the Company is completing plans to sell certain idled assets which, if completed, will provide additional liquidity.  The funds collected would be used to pay down the Company’s obligations under the Credit Agreement.

Management believes, based on its operating projections and sale of assets held for sale, that it should have available funds necessary to allow the Company to meet the payment requirements related to its existing Credit Agreement and to continue to operate.  The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of July 2, 2011.

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

On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company in the Superior Court of the State of Arizona in and for the County of Maricopa alleging breach of oral contract, unjust enrichment, and other claims which complaint was removed to the United States District Court for the District of Arizona.  Among other claims, TAG alleged that, under either an oral agreement between it and the Company or the claim of unjust enrichment, the Company has an obligation to pay to TAG a 10% commission on all sales of armored vehicles to the United States Department of State under a contract with the United States Department of State providing for up to $98,000,000 in sales.

Due to the inherent nature of litigation, and the uncertainty surrounding the ultimate outcome of this case, on May 25, 2011, the Company and TAG signed a Civil Settlement Agreement under the terms of which this lawsuit was dismissed and the Company agreed to: (i) pay to TAG the cash sum of $1,100,000 ($400,000 paid on May 26, 2011, and the balance of $700,000 payable over the next twelve months in the principal amount of $58,333 per month plus accrued interest at 5.75% simple interest); and (ii) issue and deliver to TAG on June 8, 2011, 350,000 shares of the Company’s Class A Common Stock and an additional 350,000 shares on January 15, 2012 for a total cost of $3,284,000.  Of this amount, $1,784,000 is reflected as legal settlement and related costs in the current Statement of Operations and $1,500,000 was applied against the accrual established in a prior period.  The fair value of the shares was based on the closing stock price on May 25, 2011.  Under the terms of the Civil Settlement Agreement, TAG is restricted from selling more than 50,000 shares during any thirty-day period, and the Company is given the first right to purchase any shares that TAG wishes to sell.

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

Exhibit 10.1*	Second Amendment to Amended and Restated Credit Agreement dated May 12, 2011, by and between the Company and its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 10.2*	Third Amendment to Amended and Restated Credit Agreement dated June 15, 2011, by and between the Company and its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 10.3*	Civil Settlement Agreement dated May 25, 2011, by and between The Armored Group, LLC and Supreme Indiana Operations, Inc., and Supreme Corporation of Texas.
Exhibit 10.4*	Amendment to Civil Settlement Agreement dated June 7, 2011, by and between The Armored Group, LLC and Supreme Indiana Operations, Inc., and Supreme Corporation of Texas.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed on August 16, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Kim Korth
DATE: August 16, 2011	Kim Korth
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: August 16, 2011	Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 10.1*	Second Amendment to Amended and Restated Credit Agreement dated May 12, 2011, by and between the Company and its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 10.2*	Third Amendment to Amended and Restated Credit Agreement dated June 15, 2011, by and between the Company and its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 10.3*	Civil Settlement Agreement dated May 25, 2011, by and between The Armored Group, LLC and Supreme Indiana Operations, Inc., and Supreme Corporation of Texas.
Exhibit 10.4*	Amendment to Civil Settlement Agreement dated June 7, 2011, by and between The Armored Group, LLC and Supreme Indiana Operations, Inc., and Supreme Corporation of Texas.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed on August 16, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*Filed herewith.