Form 10-Q
period 2011-10-01
SUPREME INDUSTRIES INC
filed 2011-11-14
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at October 28, 2011
Class A	13,093,373
Class B	1,716,937

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 1,	December 25,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$133,855	$1,050,047
Investments	921,933	1,208,831
Accounts receivable, net	23,282,522	21,305,281
Inventories	35,949,595	35,676,353
Other current assets	8,957,458	9,203,427

Total current assets	69,245,363	68,443,939

Property, plant and equipment, at cost	81,115,144	78,815,303
Less, Accumulated depreciation and amortization	48,002,400	45,760,412

Property, plant and equipment, net	33,112,744	33,054,891

Other assets	1,773,736	38,624

Total assets	$104,131,843	$101,537,454

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets, Concluded

	October 1,	December 25,
	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$344,530	$25,874,365
Trade accounts payable	22,471,476	11,571,902
Accrued income taxes	1,029,755	1,040,096
Other accrued liabilities	9,964,597	10,347,567

Total current liabilities	33,810,358	48,833,930

Long-term debt	16,729,129	770,847

Total liabilities	50,539,487	49,604,777

Stockholders’ equity	53,592,356	51,932,677

Total liabilities and stockholders’ equity	$104,131,843	$101,537,454

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2011	2010	2011	2010

Net sales	$72,811,268	$61,465,880	$235,275,205	$166,402,816
Cost of sales	63,499,907	55,464,415	211,465,198	150,413,628
Gross profit	9,311,361	6,001,465	23,810,007	15,989,188

Selling, general and administrative expenses	6,720,752	5,236,944	20,628,189	16,310,876
Other income	(167,241)	(170,778)	(621,845)	(516,262)
Legal settlement and related costs	—	369,317	2,182,091	526,028
Operating income (loss)	2,757,850	565,982	1,621,572	(331,454)

Interest expense	1,209,645	284,795	1,942,216	1,121,295
Income (loss) from continuing operations before income taxes	1,548,205	281,187	(320,644)	(1,452,749)

Income tax expense	—	—	—	—
Income (loss) from continuing operations	1,548,205	281,187	(320,644)	(1,452,749)

Discontinued operations
Operating loss of discontinued motorhome operations	—	(51,743)	—	(190,509)
Operating loss of discontinued Oregon operations	(25,984)	(403,314)	(717,829)	(1,101,085)
Net income (loss)	$1,522,221	$(173,870)	$(1,038,473)	$(2,744,343)

Other comprehensive income	860	42,962	7,471	284,548
Total comprehensive income (loss)	$1,523,081	$(130,908)	$(1,031,002)	$(2,459,795)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.10	$0.02	$(0.02)	$(0.10)
Loss from discontinued operations	—	(0.03)	(0.05)	(0.09)
Net income (loss)	$0.10	$(0.01)	$(0.07)	$(0.19)

Shares used in the computation of earnings (loss) per share:
Basic	15,155,528	14,325,693	14,693,856	14,291,729
Diluted	15,345,234	14,325,693	14,693,856	14,291,729

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	October 1,	September 25,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,038,473)	$(2,744,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,445,340	2,865,033
Issuance of treasury stock	2,184,000	—
Provision for losses on doubtful receivables	111,704	51,462
Stock-based compensation expense	458,096	434,515
Losses (gains) on sale of property, plant and equipment, net	(329,426)	402
Changes in operating assets and liabilities	6,149,047	2,015,444

Net cash provided by operating activities	10,980,288	2,622,513

Cash flows from investing activities:
Additions to property, plant and equipment	(1,427,019)	(1,046,839)
Proceeds from sale of property, plant and equipment	494,250	623,749
Purchases of investments	—	(1,018,499)
Proceeds from sales of investments	270,565	1,475,073
Decrease (increase) in other assets	(1,001,308)	6,559

Net cash provided by (used in) investing activities	(1,663,512)	40,043

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term debt	75,485,413	50,794,006
Repayments of revolving line of credit and long-term debt	(85,766,966)	(54,624,247)
Proceeds from exercise of stock options	48,585	2,500

Net cash used in financing activities	(10,232,968)	(3,827,741)

Change in cash and cash equivalents	(916,192)	(1,165,185)

Cash and cash equivalents, beginning of period	1,050,047	1,222,411

Cash and cash equivalents, end of period	$133,855	$57,226

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended October 1, 2011 and September 25, 2010 are for 13-week periods.  The results of operations for the nine months ended October 1, 2011 and September 25, 2010 are for 40- and 39-week periods, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

Effective December 25, 2010, the Company decided to cease operations at its Woodburn, Oregon manufacturing facility.  The Oregon operations were discontinued due to the Company’s decision to exit this unprofitable geographic region.  The amount of Oregon business expected to be retained is insignificant.  The Oregon facility and equipment are classified as held for sale as of October 1, 2011 and December 25, 2010 and are included in other current assets in the accompanying balance sheet.

The 2011 operating results for the Woodburn, Oregon location are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

	Three Months Ended		Nine Months Ended
	Oct 1, 2011	Sep 25, 2010	Oct 1, 2011	Sep 25, 2010
Net sales	$46,693	$1,372,889	$3,332,541	$5,476,956
Pretax loss from operations	$(25,984)	$(403,314)	$(717,829)	$(1,101,085)
Net loss	$(25,984)	$(403,314)	$(717,829)	$(1,101,085)

In the fourth quarter of 2009, the Company terminated its Silver Crown luxury motorhome product line.  This decision was triggered by a significant reduction of new motorhome sales orders and the cancellation of sales orders due to the extremely tight credit markets caused by the economic recession.  The Company decided to exit the motorhome product line as part of a plan to focus on core truck, bus and armored products and to reduce overall fixed costs. Any losses incurred in 2011 related to the wind-down of the operations are insignificant and are reflected as continuing operations in the 2011 Statement of Operations.

NOTE 2 — DISCONTINUED OPERATIONS - CONTINUED

The 2010 operating results for the Silver Crown division are classified as discontinued operations as follows:

	Three Months Ended	Nine Months Ended
	Sep 25, 2010	Sep 25, 2010
Net sales	$260,174	$1,828,151
Pretax loss from operations	$(51,743)	$(190,509)
Net loss	$(51,743)	$(190,509)

NOTE 3 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	October 1,	December 25,
	2011	2010
Raw materials	$19,964,121	$18,954,303
Work-in-progress	6,023,262	6,512,602
Finished goods	9,962,212	10,209,448
	$35,949,595	$35,676,353

NOTE 4 — OTHER CURRENT ASSETS

Other current assets include assets held for sale of $5.3 million and $6.3 million at October 1, 2011 and December 25, 2010, respectively.

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

NOTE 5 — FAIR VALUE MEASUREMENT - CONTINUED

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of October 1, 2011 and December 25, 2010, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of October 1, 2011 and December 25, 2010, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 6 — LONG TERM DEBT

Revolving Line of Credit

On September 14, 2011, Supreme Industries, Inc., as Parent (the “Parent”), Supreme Indiana Operations, Inc., a Delaware corporation (“Supreme Indiana”), and certain of its subsidiaries who are signatories to the Credit Agreement (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, a Delaware limited liability company (the “Lender”).

Under the terms of the Credit Agreement, Lender agrees to provide to the Borrowers a revolving line of credit of up to $45.0 million, subject to a monthly borrowing base calculation.  The term of this revolving line of credit is for a period ending on September 14, 2015. Upon certain events of default or the failure to maintain the defined minimum percentage of availability, the Company will be required to comply with two financial covenants.  The financial covenants consist of a minimum fixed charge coverage ratio and limitations on annual capital expenditures. No events of default existed and the Company’s availability was in excess of the required amount as of October 1, 2011.

The amounts received in conjunction with the Credit Agreement have been used to repay in full all of the obligations of Borrowers owing to JPMorgan Chase Bank, N.A. under that certain Amended and Restated Credit Agreement dated as of September 30, 2010.

In connection with the Credit Agreement, certain mortgages and deeds of trust covering real property collateral were given to secure the revolving line of credit.  As additional collateral for the repayment of the revolving line of credit, the Borrowers, and certain additional subsidiaries have signed and delivered to Lender a Security Agreement, dated as of September 14, 2011, granting to Lender security interests in the personal property owned by them.

NOTE 6 — LONG TERM DEBT — CONTINUED

Revolving Line of Credit - Continued

On September 14, 2011, in connection with the Credit Agreement, Parent and certain of its subsidiaries identified on the signature pages thereof (collectively, the “Guarantors”) entered into a General Continuing Guaranty in favor of Lender whereby the Guarantors agreed to guarantee the obligations of the Borrowers owing under the Credit Agreement.

As of October 1, 2011, the outstanding balance under the Credit Agreement was approximately $12.5 million and the Company had unused credit capacity of approximately $11.4 million.  Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement, resulting in an effective rate of 4.25% at October 1, 2011.  In conjunction with the Credit Agreement, the Company incurred approximately $1.0 million of additional deferred financing costs, which were capitalized and are being amortized over the term of the facility.  The net book value of deferred financing costs associated with the JPMorgan credit agreement was written off in the amount of $0.8 million in the third quarter of 2011.

Other Long Term Debt

On March 24, 2011, Supreme Indiana entered into an Option Agreement (the “Option Agreement”) pursuant to which Supreme Indiana granted Barrett Gardner Associates, Inc. (“Barrett Gardner”), an entity which is owned by Messrs. William J. Barrett and Herbert M. Gardner, each a director of the Company, the right to purchase the Company’s California manufacturing facility (the “California Real Estate”).  On May 12, 2011, Barrett Gardner assigned the Option Agreement to BFG2011 Limited Liability Company (“a related party”) (“Purchaser”).  Each of Supreme Indiana and Messrs. William J. Barrett, Herbert M. Gardner and Edward L. Flynn (each a director of the Company) received an equity interest in Purchaser as a portion of the purchase price and are minority owners of Purchaser.

In accordance with the Option Agreement, Supreme Indiana and Purchaser entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated May 3, 2011 (as amended by that certain Amendment to Escrow Instructions dated as of the closing date, the “Purchase Agreement”) in which Purchaser agreed to purchase the California Real Estate for $4,100,000 comprised of the following amounts:  (a) a $100,000 deposit made pursuant to the Option Agreement, (b) $3,000,000 paid in cash at the closing, (c) a grant to Supreme Indiana of the 34% equity interest in Purchaser described above valued at $495,000 (included in other assets on the October 1, 2011 balance sheet), and (d) a credit in the amount of $505,000 based on the lack of brokerage commissions and the nature of the transaction.  Supreme Indiana paid the closing costs associated with the transaction, including the escrow fees, transfer taxes, title policies and other transaction costs.  Supreme Indiana has provided Purchaser with an agreement to indemnify Purchaser from losses, damages and claims arising from the condition of the California Real Estate at closing and a breach by Supreme Indiana of its representations and warranties.  Supreme Indiana’s indemnity obligations survive the closing of the sale.

NOTE 6 — LONG TERM DEBT — CONTINUED

Other Long Term Debt - Continued

Concurrently with the closing of the sale of the California Real Estate to Purchaser, Supreme Indiana leased from Purchaser the California Real Estate (the “Sale Leaseback Transaction”) for a term of twenty years pursuant to that certain Air Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease dated as of the closing date (the “Lease”).  The base rent for the first five years of the term is $24,000 per month.  Base rent will be adjusted after the fifth year of the term to ensure that the base rent equates to fair market value and based on any increases in Purchaser’s financing costs.  The Lease is a triple net lease, and Supreme Indiana is responsible for all costs relating to the leased premises.  Supreme Indiana was granted a purchase option and right of first refusal with respect to the California Real Estate through April 30, 2016.  In addition, Supreme Indiana was granted a one-time right of first offer with respect to the California Real Estate that continues until the expiration of the term of the Lease. In connection with the Sale Leaseback Transaction, the Company received a fairness opinion issued by a third party valuation consultant stating that the proposed transactions were fair from a financial point of view to the shareholders of the Company.

Due to the Company’s continuing involvement in the California Real Estate, the Sale Leaseback Transaction was not recognized as a sale of the property.  It is instead being accounted for as a financing transaction, and the Company has recorded the receipt of cash, the equity interest in the Purchaser and the related obligation.

The outstanding principal amount of the obligation as of October 1, 2011 is $3.6 million and bears interest at 5.5%.  Of this amount $0.1 million and $3.5 million is included in current maturities of long term debt and long term debt, respectively, in the accompanying balance sheet at October 1, 2011.

NOTE 7 — LOSS PER SHARE

The assumed exercise or issuance of 160,129 shares for the three-month period ended September 25, 2010, relating to stock plans was not included in the computation of diluted loss per share.  The assumed exercise or issuance of 241,339 and 212,753 shares for the nine-month periods ending October 1, 2011 and September 25, 2010, respectively, relating to stock plans were not included in the computation of diluted loss per share.  Inclusion of these shares in the respective periods would have been antidilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock units and restricted stock for the nine months ended October 1, 2011:

		Weighted -
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested, December 25, 2010	24,584	$3.32
Granted	—	n/a
Vested	(22,528)	3.50
Unvested, October 1, 2011	2,056	$1.27

NOTE 8 — STOCK-BASED COMPENSATION — CONTINUED

The total fair value of the shares vested during the nine months ended October 1, 2011 was $78,935.

A summary of the status of the Company’s outstanding stock options as of October 1, 2011, and changes during the nine months ended October 1, 2011, are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 25, 2010	1,204,715	$3.83
Granted	—	n/a
Exercised	(32,726)	1.48
Expired	(7,385)	7.14
Forfeited	(7,983)	1.51
Outstanding, October 1, 2011	1,156,621	$3.90

As of October 1, 2011, outstanding exercisable options had an intrinsic value of $157,401 and a weighted-average remaining contractual life of 3.82 years.

Total unrecognized compensation expense related to all share-based awards outstanding at October 1, 2011, was approximately $299,613 and is to be recorded over a weighted average contractual life of 1.81 years.

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

Due to the inherent nature of litigation, and the uncertainty surrounding the ultimate outcome of this case, on May 25, 2011, the Company and TAG signed a Civil Settlement Agreement under the terms of which this lawsuit was dismissed and the Company agreed to: (i) pay to TAG the cash sum of $1,100,000 ($400,000 paid on May 26, 2011, and the balance of $700,000 payable over the next twelve months in the principal amount of $58,333 per month plus accrued interest at 5.75% simple interest; however, as a result of refinancing as disclosed in Note 6, the Company was required to pay the remaining balance in full during the three months ended October 1, 2011); and (ii) issue and deliver to TAG on June 8, 2011, 350,000 shares of the Company’s Class A Common Stock and an additional 350,000 shares on January 15, 2012 for a total cost of $3,284,000.  Of this amount, $1,784,000 is reflected as legal settlement and related costs in the current Statement of Operations and $1,500,000 was applied against the accrual established in a prior period.  The fair value of the shares was based on the closing stock price on May 25, 2011.  Under the terms of the Civil Settlement Agreement, TAG is restricted from selling more than 50,000 shares during any thirty-day period, and the Company is given the first right to purchase any shares that TAG wishes to sell.

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

The Company utilizes a nationwide direct sales and distribution network consisting of approximately 40 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial truck dealers.  The Company’s manufacturing and service facilities are located in six states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s significant customer goodwill, strong brand recognition, extensive product offerings, bailment chassis arrangements, and product innovation competitively positions Supreme in the markets we serve.

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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto elsewhere in this document and pertains to continuing operations unless otherwise noted.

Overview

During the third quarter of 2011, Supreme continued to experience strong demand for its truck products as evidenced by an increase in consolidated sales of approximately 19% compared to the 2010 quarter.  The increase in net sales resulted primarily from shipments of medium-duty truck products to a variety of fleet customers.

As a result of the higher net sales and the strategic actions described below, gross profit improved by approximately 55% and 49% for the three and nine months ended October 1, 2011 as compared with the corresponding periods in 2010.

The Company continued to experience considerably higher than historical levels of general and administrative expenses primarily due to non-recurring charges totaling $0.3 million and $1.1 million during the three and nine months ended October 1, 2011. The non-recurring charges consisted of consulting fees, severance costs, and other costs related to certain profit improvement initiatives. Additionally, the Company incurred approximately $0.8 million of interest expense charges resulting from the accelerated amortization of capitalized bank refinancing fees related to the Company’s previous credit agreement.

Exclusive of the legal settlement and related costs discussed in Note 9 of the Notes to Consolidated Financial Statements and the non-recurring charges and bank refinancing fees mentioned above, income (loss) from continuing operations for the three and nine months ended October 1, 2011 was $2.6 million and $3.8 million as compared with $0.7 million and $(0.5) million for the three and nine months ended September 25, 2010.

Our sales backlog remained solid at the end of the third quarter of 2011 and totaled $90 million at quarter end compared with $89 million a year ago.

As previously disclosed, we have identified areas of additional improvements, implemented new processes, and will continue to focus on increasing our gross margins and reducing our operating costs.  Significant strategic decisions implemented in the last several months included:

•                  Closed the Oregon manufacturing facility;

•                  Closed the Pennsylvania bus manufacturing production line thereby consolidating our bus production into one operation in Indiana;

•                  Upgraded our Pennsylvania facility;

•                  Eliminated low margin and low volume product lines;

•                  Initiated operating management changes at our Pennsylvania and Texas truck operations;

•                  Further reduced headcount in certain areas of the business; and

•                  Settled a lawsuit as described in Note 9 of the Notes to Consolidated Financial Statements.

We continue to aggressively review all aspects of our business for profit improvement opportunities. In order to improve our execution of strategic decisions, we have expanded the use of common operating standards for all key processes and have established in-depth metrics at all of our facilities.

Net Sales

Net sales for the three months ended October 1, 2011 increased $11.3 million, or 18.5%, to $72.8 million as compared with $61.5 million for the three months ended September 25, 2010.  Net sales for the nine months ended October 1, 2011 increased $68.9 million, or 41.4%, to $235.3 million as compared with $166.4 million for the nine months ended September 25, 2010.  The following table presents the components of net sales and the changes from period to period:

	Three Months Ended				Nine Months Ended
($000’s omitted)	Oct 1, 2011	Sep 25, 2010	Change		Oct 1, 2011	Sep 25, 2010	Change
Specialized vehicles:
Trucks	$53,543	$35,957	$17,586	48.9%	$174,385	$92,853	$81,532	87.8%
Buses	14,455	19,006	(4,551)	-23.9	44,665	53,069	(8,404)	-15.8
Armored vehicles	4,284	5,718	(1,434)	-25.1	14,495	17,341	(2,846)	-16.4
	72,282	60,681	11,601	19.1	233,545	163,263	70,282	43.0
Composites	529	785	(256)	-32.6	1,730	3,140	(1,410)	-44.9
	$72,811	$61,466	$11,345	18.5%	$235,275	$166,403	$68,872	41.4%

The truck division sales increase for the three-month period of $17.6 million, or 48.9%, was primarily attributable to add-on orders from fleet customers who purchased large quantities of trucks during the first half of 2011 and an improvement in the retail truck market. The truck division sales increase for the nine-month period of $81.5 million, or 87.8%, was primarily attributable to increased fleet shipments and, to a lesser extent, an improved retail truck market.  We continued to experience year-over-year improved backlog for trucks.

Our StarTrans bus division continued to experience lower demand, resulting in a decrease in sales of $4.6 million, or 23.9%, for the third quarter of 2011 and a decrease in sales of $8.4 million, or 15.8%, for the first nine months of 2011 compared with the corresponding periods of 2010.  We anticipate that 2011 fourth quarter bus sales will remain flat or moderately decline based on current market conditions.

The armored vehicles division reflected lower demand with a revenue decrease of $1.4 million, or 25.1%, as compared to the third quarter of 2010 and a $2.8 million revenue decrease, or 16.4%, as compared to the first nine months of 2010.  The decreases were primarily the result of delayed orders from our contract with the U.S. Department of State to produce armored SUVs for embassies abroad.  We are encouraged however by the positive response of our current customers and continue to receive interest from other governmental agencies regarding our armored product offerings and quality.

Cost of sales and gross profit

Gross profit increased by $3.3 million, or 55.1%, to $9.3 million for the three months ended October 1, 2011, as compared with $6.0 million for the three months ended September 25, 2010.  Gross profit increased by $7.8 million, or 48.9%, to $23.8 million for the nine months ended October 1, 2011, as compared with $16.0 million for the nine months ended September 25, 2010.  The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended			Nine Months Ended
	Oct 1, 2011	Sep 25, 2010	Percent Change	Oct 1, 2011	Sep 25, 2010	Percent Change
Material	58.6%	56.8%	1.8%	61.3%	57.0%	4.3%
Direct Labor	12.9	15.4	(2.5)	13.4	14.7	(1.3)
Overhead	13.1	15.4	(2.3)	12.9	16.1	(3.2)
Delivery	2.6	2.6	0.0	2.3	2.6	(0.3)
Cost of sales	87.2	90.2	(3.0)	89.9	90.4	(0.5)
Gross profit	12.8%	9.8%	3.0%	10.1%	9.6%	0.5%

Material — Material cost as a percentage of net sales increased by 1.8% and 4.3% for the three and nine months ended October 1, 2011 as compared with the corresponding periods in 2010.  The increase in the material percentage was due in part to the increased cost of certain raw material commodities and a higher mix of fleet units shipped by our truck division. Fleet units historically have a higher material cost as a percentage of net sales, due to a lower selling price, but require less direct labor than customized retail trucks.  Additionally, the retail truck and bus markets continued to experience a very competitive pricing environment placing downward pressure on gross margins.

The potential for future raw material cost increases for certain commodities (including but not limited to aluminum, steel, and wood) — remains a concern for the Company.  We closely monitor all major commodities and periodically review the financial stability of our primary vendors.  The Company will continue to address certain raw material cost escalations by incorporating material adjustment clauses in our contracts and increasing the price of our products as necessary.

Direct Labor — Direct labor as a percentage of net sales decreased by 2.5% and 1.3% for the three and nine months ended October 1, 2011 as compared with the corresponding periods in 2010.  The decrease in the direct labor percentage was due in part to efficiencies gained by producing increased quantities of similar fleet units.  Fleet units typically are less customized than special-purpose retail trucks and require fewer direct labor hours to produce.  Additionally, improved efficiencies resulted from the increased use of metrics to measure the performance at all manufacturing locations.

Overhead — Manufacturing overhead as a percentage of net sales decreased by 2.3% and 3.2% for the three and nine months ended October 1, 2011 as compared with the corresponding periods in 2010.  The overall overhead percentage declined due to improved overhead absorption which resulted from the increased revenues. The Company also experienced lower group health insurance costs thus far in 2011 due to fewer high-dollar claims as compared with 2010.

Delivery — Delivery as a percentage of net sales was unchanged for the three months ended October 1, 2011 and decreased 0.3% for the nine months ended October 1, 2011, as compared with the corresponding period in 2010.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $1.5 million, or 28.3%, to $6.7 million for the three months ended October 1, 2011, as compared with $5.2 million for the three months ended September 25, 2010.  Selling, general and administrative expenses increased by $4.3 million, or 26.5%, to $20.6 million for the nine months ended October 1, 2011, as compared with $16.3 million for the nine months ended September 25, 2010.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended						Nine Months Ended
($000’s omitted)	Oct 1, 2011		Sep 25, 2010		Change		Oct 1, 2011		Sep 25, 2010		Change
Selling expenses	$2,444	3.3%	$1,910	3.1%	$534	0.2%	$7,046	3.0%	$5,852	3.5%	$1,194	-0.5%
G&A expenses	4,277	5.9	3,327	5.4	950	0.5	13,582	5.8	10,459	6.3	3,123	-0.5
Total	$6,721	9.2%	$5,237	8.5%	$1,484	0.7%	$20,628	8.8%	$16,311	9.8%	$4,317	-1.0%

Selling expenses — Selling expenses as a percentage of net sales increased by 0.3% for the third quarter and decreased by 0.5% for the nine months ended October 1, 2011, as compared with the corresponding periods in 2010. The overall increase in dollars for the period was primarily attributable to higher commission-related expenses resulting from the increase in the net sales volume and higher costs resulting from the use of marketing programs to promote the Company’s products.

G&A expenses — G&A expenses as a percentage of net sales increased by 0.5% for the three months ended October 1, 2011 and decreased by 0.5% for the nine months ended October 1, 2011 as compared with the corresponding periods in 2010.  The increase in dollars was primarily attributable to a variety of restructuring and profit improvement initiatives including the costs to engage consulting firms supporting the aforementioned efforts. These costs totaled approximately $0.3 million and $1.1 million for the three and nine months ended October 1, 2011.  Additionally, as a result of changes in senior management, payroll and related benefits increased in the 2011 periods compared to the 2010 periods.

Other income

Other income was $0.2 million for the three months ended October 1, 2011and for the three months ended September 25, 2010.  For the nine months ended October 1, 2011, other income was $0.6 million as compared with $0.5 million for the nine months ended September 25, 2010.  Other income consisted of rental income, gain or loss on sale of assets, and other miscellaneous income received by the Company.  During the second quarter of 2011, the Company realized a gain of approximately $0.3 million on the sale of its aircraft.

Legal settlement and related costs

The Company settled a lawsuit during the second quarter of 2011. The legal settlement and related costs were $2.2 million for the nine months ended October 1, 2011 as compared with $0.5 million for the nine months ended September 25, 2010 (see Note 9 of the Notes to Consolidated Financial Statements).

Interest expense

Interest expense was $1.2 million for the three months ended October 1, 2011 compared with $0.3 million for the three months ended September 25, 2010.  Interest expense was $1.9 million for the nine months ended October 1, 2011 as compared with $1.1 million for the nine months ended September 25, 2010. The increase in interest expense for 2011 included approximately $0.8 million of charges resulting from the accelerated amortization of capitalized bank refinancing fees related to the Company’s previous credit agreement.

Income taxes

The Company fully utilized its federal net operating loss carryback benefits during its 2009 tax year.  For the nine months ended October 1, 2011 and the three and nine months ended September 25, 2010 the Company generated net operating losses and related deferred tax assets.  The ultimate realization of these deferred tax assets is dependent upon future taxable income.  Given the accumulated net operating losses in the prior years, it is currently more likely than not that these deferred tax assets will not be realized.  Accordingly, after consideration of these factors, the Company provided a valuation allowance for the deferred tax assets net of the deferred tax liabilities expected.  The valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.

Net income (loss) from continuing operations

Net income from continuing operations increased by $1.2 million to $1.5 million (2.1% of net sales) for the three months ended October 1, 2011 from net income of $0.3 million (0.5% of net sales) for the three months ended September 25, 2010. The net loss from continuing operations decreased by $1.2 million to $0.3 million (-0.1% of net sales) for the nine months ended October 1, 2011 from a net loss of $1.5 million (-0.9% of net sales) for the nine months ended September 25, 2010.

Discontinued operations

The Company decided to discontinue its Oregon operations in December of 2010 and its Silver Crown luxury motorhome business during the fourth quarter of 2009.  The Company has reclassified prior period results accordingly as discontinued operations for the two operations.  The Oregon operations were ceased in the first quarter of 2011 due to the Company’s decision to exit this unprofitable geographic region.  The after-tax loss from the discontinued operations related to our Oregon operations was $26 thousand and $0.7 million for the three and nine months ended October 1, 2011 and $0.4 million and $1.1 million for the three and nine months ended September 25, 2010.  The Silver Crown operations were terminated as a result of the overall downturn in the economy and the unprecedented tight credit markets caused by the severe economic recession which led to a significant reduction of new motorhome orders and the cancellation of existing orders.  The after-tax loss from discontinued operations related to our Silver Crown recreational vehicle division was $0.1 million and $0.2 million for the three and nine months ended September 25, 2010.

Basic and diluted loss per share

The following table presents basic and diluted income (loss) per share and the changes from period to period:

	Three Months Ended			Nine Months Ended
	Oct 1, 2011	Sep 25, 2010	Change	Oct 1, 2011	Sep 25, 2010	Change
Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$0.10	$0.02	$0.08	$(0.02)	$(0.10)	$0.08
Loss from discontinued operations	—	(0.03)	0.03	(0.05)	(0.09)	0.04
Net income (loss)	$0.10	$(0.01)	$0.11	$(0.07)	$(0.19)	$0.12

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under a credit facility entered into by the Company.  Principal uses of cash have been to fund recent operating losses, support working capital needs, meet debt service requirements, and fund capital expenditure needs.

Operating activities

Cash flows from operations represent the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Operating activities provided $11.0 million of cash for the nine months ended October 1, 2011 as compared with cash provided of $2.6 million for the nine months ended September 25, 2010.  During the first nine months of 2011, our net loss, adjusted for depreciation and amortization, provided cash of $2.4 million. Cash provided by operating activities was unfavorably impacted by a $0.3 million increase in inventories and an increase in accounts receivable totaling $2.0 million due to the higher sales volume.  This was offset by a $10.9 million increase in trade accounts payable resulting primarily from the negotiation of extended terms with vendors.  The Company’s cash flow cycle has improved year-over-year mainly due to improved accounts receivable collections, accelerated inventory turns, and the extended vendor payment terms.

Investing activities

Cash used by investing activities was $1.6 million for the nine months ended October 1, 2011 as compared with minimal cash provided by investing activities for the nine months ended September 25, 2010.  During the first nine months of 2011, the Company received $0.5 million from the sale of property, plant, and equipment and had capital expenditures totaling $1.4 million, which consisted primarily of replacement equipment and capital investments in our Pennsylvania facility.

Financing activities

Financing activities used $10.2 million of cash for the nine months ended October 1, 2011 as compared with cash used of $3.8 million for the nine months ended September 25, 2010. The Company received approximately $2.9 million of net proceeds from the sale-leaseback transaction involving its California manufacturing facility as described in Note 6 of the Notes to Consolidated Financial Statements.

Capital Resources

On September 14, 2011, Supreme Industries, Inc., as Parent (the “Parent”), Supreme Indiana Operations, Inc., a Delaware corporation (“Supreme Indiana”), and certain of its subsidiaries who are signatories to the Credit Agreement (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, a Delaware limited liability company (the “Lender”).

Under the terms of the Credit Agreement, Lender agrees to provide to the Borrowers a revolving line of credit of up to $45.0 million, subject to a monthly borrowing base calculation.  The term of this revolving line of credit is for a period ending on September 14, 2015.  Upon certain events of default or the failure to maintain the defined minimum percentage of availability, the Company will be required to comply with two financial covenants.  The financial covenants consist of a minimum fixed charge coverage ratio and limitations on annual capital expenditures.  No events of default existed and the Company’s availability was in excess of the required amount as of October 1, 2011.

The amounts received in conjunction with the Credit Agreement have been used to repay in full all of the obligations of Borrowers owing to JPMorgan Chase Bank, N.A. under that certain Amended and Restated Credit Agreement dated as of September 30, 2010.

In connection with the Credit Agreement, certain mortgages and deeds of trust covering real property collateral were given to secure the revolving line of credit.  As additional collateral for the repayment of the revolving line of credit, the Borrowers, and certain additional subsidiaries have signed and delivered to Lender a Security Agreement, dated as of September 14, 2011, granting to Lender security interests in the personal property owned by them.

On September 14, 2011, in connection with the Credit Agreement, Parent and certain of its subsidiaries identified on the signature pages thereof (collectively, the “Guarantors”) entered into a General Continuing Guaranty in favor of Lender whereby the Guarantors agreed to guarantee the obligations of the Borrowers owing under the Credit Agreement.

As of October 1, 2011, the outstanding balance under the Credit Agreement was approximately $12.5 million and the Company had unused credit capacity of approximately $11.4 million.  Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement, resulting in an effective rate of 4.25% at October 1, 2011.  In conjunction with the Credit Agreement, the Company incurred approximately $1.0 million of additional deferred financing costs, which were capitalized and are being amortized over the term of the facility.  The remaining net book value of original deferred financing costs associated with the JPMorgan credit agreement was written off in the amount of $0.8 million in the third quarter of 2011.

Summary of Liquidity and Capital Resources

The Company’s primary capital requirements are to support working capital demands, meet its debt service obligations, and finance capital expenditure requirements.  The Company has a substantial asset collateral base and a strong equity position which management believes adequately supports the outstanding revolving line of credit arrangement.  Additionally, the Company is completing plans to sell certain idled assets which, if completed, will provide additional liquidity.  The funds collected would be used to pay down the Company’s obligations under the Credit Agreement.

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

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of October 1, 2011.

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

Due to the inherent nature of litigation, and the uncertainty surrounding the ultimate outcome of this case, on May 25, 2011, the Company and TAG signed a Civil Settlement Agreement under the terms of which this lawsuit was dismissed and the Company agreed to: (i) pay to TAG the cash sum of $1,100,000 ($400,000 paid on May 26, 2011, and the balance of $700,000 payable over the next twelve months in the principal amount of $58,333 per month plus accrued interest at 5.75% simple interest; however, as a result of refinancing as disclosed in Note 6, the Company was required to pay the remaining balance in full during the three months ended October 1, 2011); and (ii) issue and deliver to TAG on June 8, 2011, 350,000 shares of the Company’s Class A Common Stock and an additional 350,000 shares on January 15, 2012 for a total cost of $3,284,000.  Of this amount, $1,784,000 is reflected as legal settlement and related costs in the current Statement of Operations and $1,500,000 was applied against the accrual established in a prior period.  The fair value of the shares was based on the closing stock price on May 25, 2011.  Under the terms of the Civil Settlement Agreement, TAG is restricted from selling more than 50,000 shares during any thirty-day period, and the Company is given the first right to purchase any shares that TAG wishes to sell.

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

Exhibit 10.1

Credit Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and certain of its subsidiaries identified on the signature pages thereof, and Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

Exhibit 10.2

Security Agreement by and among Supreme Industries, Inc., the other loan parties thereto, and Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

Exhibit 10.3

General Continuing Guaranty by and among Supreme Industries, Inc. and certain of its subsidiaries identified on the signature pages thereof, in favor of Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

Exhibit 10.4

Addendum to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective August 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.

Exhibit 10.5

Addendum Number Two to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 7, 2011, and incorporated herein by reference.

Exhibit 10.6

Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2011, and incorporated herein by reference.

Exhibit 10.7

Indemnification Agreement by and between Supreme Industries, Inc. and Kim Korth dated September 23, 2011, filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2011, and incorporated herein by reference.

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, filed on November 14, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Kim Korth
DATE: November 14, 2011	Kim Korth
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: November 14, 2011	Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 10.1

Credit Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and certain of its subsidiaries identified on the signature pages thereof, and Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

Exhibit 10.2

Security Agreement by and among Supreme Industries, Inc., the other loan parties thereto, and Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

Exhibit 10.3

General Continuing Guaranty by and among Supreme Industries, Inc. and certain of its subsidiaries identified on the signature pages thereof, in favor of Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

Exhibit 10.4

Addendum to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective August 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.

Exhibit 10.5

Addendum Number Two to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 7, 2011, and incorporated herein by reference.

Exhibit 10.6

Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2011, and incorporated herein by reference.

Exhibit 10.7

Indemnification Agreement by and between Supreme Industries, Inc. and Kim Korth dated September 23, 2011, filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2011, and incorporated herein by reference.

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, filed on November 14, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*Filed herewith.