Form 10-K/A
period 2010-12-25
SUPREME INDUSTRIES INC
filed 2012-03-26
CIK 350846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 14 , 2011
Class A Common Stock ($.10 Par Value) Class B Common Stock ($.10 Par Value)	12,662,983 shares 1,716,937 shares

Documents incorporated by reference

NONE

EXPLANATORY NOTE

Supreme Industries, Inc. (together with is direct and indirect subsidiaries, “Supreme,” “we,” “us,” “its” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 25, 2010, originally filed on March 25, 2011, for the purpose of amending the information required by Part III, Item 13 of Form 10-K.  In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

PART III

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Independence

The Board of Directors has determined that the following four directors have no material relationship with the Company that would interfere with the exercise of independent judgment and are “independent” within the meaning of the NYSE Amex director independence standards:  Robert J. Campbell, Edward L. Flynn, Mark C. Neilson, and Wayne A. Whitener.

Certain Relationships and Related Party Transactions

As part of its original acquisition on January 19, 1984, of the specialized vehicle manufacturing business now being operated by it, Supreme Indiana acquired an option to purchase certain real estate and improvements at its Goshen, Indiana, and Griffin, Georgia, facilities, leased to it by lessors controlled by the sellers of such business.  The option agreement provided that the option would expire on January 8, 1989, and that, prior to that time, it could be assigned to either or both of William J. Barrett and Herbert M. Gardner, members of the Company’s Board of Directors.

On July 25, 1988, Supreme Indiana assigned the option (with the consent of the grantors of the option) to a limited partnership (the “Partnership”).  The general partner of the Partnership is Supreme Indiana, owning a one percent interest, and the limited partnership interests therein are owned (directly or indirectly) by individuals including Mr. Barrett, Mr. Gardner, and Mr. Campbell, all of whom are members of the Company’s Board of Directors, and each of whom owns a 12.375% limited partnership interest in the Partnership.

In a transaction consummated on July 25, 1988, the Partnership exercised the option and purchased all of the subject real estate and improvements.  Also on July 25, 1988, the Partnership and Supreme Indiana entered into new leases covering Supreme facilities in Goshen, Indiana, and Griffin, Georgia at initial rental rates equivalent to those paid pursuant to the lease agreements with the prior lessors.  The actual amount paid to the Partnership in 2010 was $683,320.  The leases contain options to purchase the properties for an aggregate initial price of $2,765,000 (subject to increases after the first year based upon increases in the Consumer Price Index).  Both of the above leases were extended for additional five-year terms ending on July 25, 2015 under lease extension agreements which were dated to be effective July 25, 2010.  The total rental payments for the first year of the five-year extended terms amounted to $683,004 with the rent for each year thereafter to be adjusted upward or downward by the amount of the increase or decrease in the Consumer Price Index using July, 2010, as the base period and June of each succeeding year thereafter as the comparative period.  In the event Supreme Indiana had exercised its options to purchase these two leased properties during 2010, the total purchase price (calculated in accordance with the formulas contained in the underlying lease agreements) would have been $5,300,000 (based upon appraisals obtained from independent third parties selected by a Special Committee of the Board of Directors directed to determine fair purchase prices and fair lease rental payments).

An Option Agreement was entered into effective as of March 24, 2011 under the terms of which Supreme Indiana will sell its California manufacturing facility to Barrett Gardner Associates, Inc. which is owned by Messrs. William J. Barrett and Herbert M. Gardner, both of whom are directors of the Company.  It is contemplated that the rights of Barrett Gardner Associates, Inc. under the Option Agreement will be assigned by it to a newly-formed limited liability company (“Newco”) which will be owned (one-third each) by Messrs. Barrett and Gardner and Mr. Edward L. Flynn (who is also a director of the Company). The purchase price for the property is $4,100,000 which is fully supported by a recent independent appraisal of that property at that amount.  The purchase price will be payable $3,100,000 in cash with the balance being an equity interest owned by Supreme Indiana in Newco.  In consideration of the purchase transaction, Newco has made a wire transfer of a $100,000 option fee to the Company’s primary lender which, when the real estate purchase closes, will be applied to the cash portion of the purchase price for the California manufacturing facility.  Simultaneously with the closing of such purchase transaction, Supreme Indiana will enter into a twenty-year lease with Newco, such lease containing terms which the Board of Directors believes would result from arms-length negotiations with a third party.  Both the purchase price for the manufacturing facility and the terms of the leaseback will be supported by a fairness opinion issued by a third-party consultant.  The purpose of this sale\leaseback transaction is to generate a cash sum of $3,000,000 which must be paid by the Company to its primary lender in order for the primary lender to continue the Company’s currently existing line of credit to not be in default.

Kim Korth, President and Chief Executive Officer, is President of IRN, Inc., a consulting firm that provides integrated market data, intelligence, and insight regarding suppliers in transportation equipment markets. The Company utilized the services of IRN, Inc. at a total cost of approximately $304,000 during 2010 and through March 25, 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(3)              The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPREME INDUSTRIES, INC.

Date: March 26, 2012	By:	/s/ Kim Korth
Kim Korth
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit	Description

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

* 21.1	Subsidiaries of the Registrant.

* 23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

** 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Previously filed on March 25, 2011 as an exhibit to our original Annul Report on Form 10-K.

**  Filed herewith.