Form 10-Q/A
period 2011-07-02
SUPREME INDUSTRIES INC
filed 2012-03-26
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Supreme Industries, Inc. (together with is direct and indirect subsidiaries, “Supreme,” “we,” “us,” “its” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011, originally filed on August 16, 2011, for the purpose of amending the information required by Part II, Item 2, Item 5 and Item 6 of Form 10-Q.  In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth herein, no other changes are made to our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011.

PART II.                                                OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended July 2, 2011, we issued an aggregate of 21,829 shares of the Company’s Class A Common Stock to Kim Korth, the Company’s Chief Executive Officer.  Such issuances consisted of 7,575 shares on April 6, 2011, 7,782 shares on May 2, 2011, and 6,472 shares on June 1, 2011.  The shares of Class A Common Stock were issued to Ms. Korth pursuant to the terms of her employment agreement.  The issuances of such shares of Class A Common Stock were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.     OTHER INFORMATION.

On July 18, 2011, Supreme Indiana Operations, Inc. (“Supreme Indiana”), a wholly-owned subsidiary of the Company, entered into an Employment Contract with Mr. Robert W. Wilson effective May 1, 2011.  Under the terms of the Employment Contract: (1) Mr. Wilson is to serve as Director of Special Projects for Supreme Indiana; (2) the term of the Contract is for two years beginning on May 1, 2011; (3) Mr. Wilson is to receive during the term of the Contract a salary of $100,000 per year; and (4) Mr. Wilson is provided with certain fringe benefits.

The Employment Contract further provides that Supreme Indiana may, at any time, terminate the Employment Contract by giving written notice of termination to Mr. Wilson.  If Supreme Indiana terminates the Employment Contract “for cause,” Supreme Indiana will have no obligation to pay to Mr. Wilson any compensation or fringe benefits following the effective date of termination.  If the termination by Supreme Indiana is for any reason other than “for cause,” Supreme Indiana will be obligated to continue regular payments of Mr. Wilson’s salary and to provide the medical benefits portion of his fringe benefits during the remainder of the term of the Employment Contract.  If the termination of employment is caused by Mr. Wilson for any reason, Supreme Indiana will have no obligation to pay to Mr. Wilson any compensation or fringe benefits following the effective date of termination.

The Employment Contract contains a covenant not to compete which provides that, during a period of two years following the cessation of Mr. Wilson’s employment with Supreme Indiana, Mr. Wilson shall not, directly or indirectly for himself or on behalf of any other person or business entity, engage in any business venture or other undertaking which is directly or indirectly competitive with the business or operations of Supreme Indiana.  This covenant not to compete is limited to a territory consisting of those states in which Supreme Indiana had manufacturing facilities as of the date of cessation of Mr. Wilson’s employment with Supreme Indiana.

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

Exhibit 10.1*	Second Amendment to Amended and Restated Credit Agreement dated May 12, 2011, by and between the Company and its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 10.2*	Third Amendment to Amended and Restated Credit Agreement dated June 15, 2011, by and between the Company and its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 10.3*	Civil Settlement Agreement dated May 25, 2011, by and between The Armored Group, LLC and Supreme Indiana Operations, Inc., and Supreme Corporation of Texas.
Exhibit 10.4*	Amendment to Civil Settlement Agreement dated June 7, 2011, by and between The Armored Group, LLC and Supreme Indiana Operations, Inc., and Supreme Corporation of Texas.
Exhibit 10.5**	Employment Contract between Supreme Indiana Operations, Inc. and Robert W. Wilson dated to be effective May 1, 2011.
Exhibit 10.6**	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated May 3, 2011, by and between Supreme Indiana Operations, Inc. and BFG2011 Limited Liability Company.
Exhibit 10.7**	Amendment to Escrow Instructions to Chicago Title Company, dated May 9, 2011, executed by Supreme Indiana Operations, Inc.
Exhibit 10.8**

AIR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease — Net, dated May 12, 2011, by and between Supreme Indiana Operations, Inc. and BFG2011 Limited Liability Company.

Exhibit 31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed on August 16, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*Previously filed on August 16, 2011 as an exhibit to our original Quarterly Report on Form 10-Q

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Kim Korth
DATE: March 26, 2012	Kim Korth
President and Chief Executive Officer

INDEX TO EXHIBITS.

Exhibit Number	Description of Document
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

Exhibit 10.1*	Second Amendment to Amended and Restated Credit Agreement dated May 12, 2011, by and between the Company and its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 10.2*	Third Amendment to Amended and Restated Credit Agreement dated June 15, 2011, by and between the Company and its subsidiaries and JPMorgan Chase Bank, N.A.
Exhibit 10.3*	Civil Settlement Agreement dated May 25, 2011, by and between The Armored Group, LLC and Supreme Indiana Operations, Inc., and Supreme Corporation of Texas.
Exhibit 10.4*	Amendment to Civil Settlement Agreement dated June 7, 2011, by and between The Armored Group, LLC and Supreme Indiana Operations, Inc., and Supreme Corporation of Texas.
Exhibit 10.5**	Employment Contract between Supreme Indiana Operations, Inc. and Robert W. Wilson dated to be effective May 1, 2011.
Exhibit 10.6**	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated May 3, 2011, by and between Supreme Indiana Operations, Inc. and BFG2011 Limited Liability Company.
Exhibit 10.7**	Amendment to Escrow Instructions to Chicago Title Company, dated May 9, 2011, executed by Supreme Indiana Operations, Inc.
Exhibit 10.8**

AIR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease — Net, dated May 12, 2011, by and between Supreme Indiana Operations, Inc. and BFG2011 Limited Liability Company.

Exhibit 31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed on August 16, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*Previously filed on August 16, 2011 as an exhibit to our original Quarterly Report on Form 10-Q

**Filed herewith