Form 10-Q/A
period 2011-10-01
SUPREME INDUSTRIES INC
filed 2012-03-26
CIK 350846

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

EXPLANATORY NOTE

Supreme Industries, Inc. (together with is direct and indirect subsidiaries, “Supreme,” “we,” “us,” “its” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011, originally filed on November 14, 2011, for the purpose of amending the information required by Part II, Item 2 of Form 10-Q.  In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth herein, no other changes are made to our Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011.

PART II.                                             OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended October 1, 2011, we issued an aggregate of 12,151 shares of the Company’s Class A Common Stock to Kim Korth, the Company’s Chief Executive Officer.  Such issuances consisted of 5,882 shares on July 1, 2011, and 6,269 shares on August 2, 2011.  The shares of Class A Common Stock were issued to Ms. Korth pursuant to the terms of her employment agreement.  The issuances of such shares of Class A Common Stock were exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

Exhibit 10.2*

Security Agreement by and among Supreme Industries, Inc., the other loan parties thereto, and Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

Exhibit 10.3*

General Continuing Guaranty by and among Supreme Industries, Inc. and certain of its subsidiaries identified on the signature pages thereof, in favor of Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

Exhibit 10.4*

Addendum to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective August 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.

Exhibit 10.5*

Addendum Number Two to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 7, 2011, and incorporated herein by reference.

Exhibit 10.6*

Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2011, and incorporated herein by reference.

Exhibit 10.7*

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

*Previously filed on November 14, 2011 as an exhibit to our original Quarterly Report on Form 10-Q

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

Exhibit 10.2*

Security Agreement by and among Supreme Industries, Inc., the other loan parties thereto, and Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

Exhibit 10.3*

General Continuing Guaranty by and among Supreme Industries, Inc. and certain of its subsidiaries identified on the signature pages thereof, in favor of Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2011, and incorporated herein by reference.

Exhibit 10.4*

Addendum to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective August 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.

Exhibit 10.5*

Addendum Number Two to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 7, 2011, and incorporated herein by reference.

Exhibit 10.6*

Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth dated to be effective September 1, 2011, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2011, and incorporated herein by reference.

Exhibit 10.7*

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

*Previously filed on November 14, 2011 as an exhibit to our original Quarterly Report on Form 10-Q

**Filed herewith.