Form 10-K
period 2011-12-31
SUPREME INDUSTRIES INC
filed 2012-03-28
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the last closing sale price of $3.40 per share for the common stock on the NYSE Amex on such date, was approximately $38,568,791.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 7 , 2012
Class A Common Stock ($.10 Par Value)	13,468,373 shares
Class B Common Stock ($.10 Par Value)	1,716,937 shares

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders — Part III

ii

PART I

ITEM 1.                BUSINESS.

History

Supreme Industries, Inc., a Delaware corporation (the “Company,” “Supreme” or “we”), is one of the nation’s leading manufacturers of specialized vehicles including truck bodies, buses, and armored and specialty vehicles.  The Company was originally incorporated in 1979.

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

General Description of the Company’s Business

Supreme competes in two core areas of the specialty vehicle market, truck bodies and buses. Supreme manufactures a truck body or bus body that is attached to a truck chassis.  The truck chassis, which consists of an engine, a frame with wheels, and in some cases a cab, is manufactured by third parties who are major automotive or truck companies.  Such companies typically do not build specialized truck bodies. Supreme is the only major manufacturer that produces both truck and bus bodies. Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies, and garbage packers.

Supreme offers a wide range of truck products with prices that range from $4,000 to more than $100,000.  Supreme’s truck bodies are offered in aluminum, fiberglass reinforced plywood (“FRP”), FiberPanel, SignaturePlate or molded fiberglass construction. Most of our products are attached to light-duty truck chassis and medium-duty chassis.  Supreme integrates a wide range of options into its truck bodies including liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment. Supreme is primarily a build-to-order operation with very limited production occurring in anticipation of pending orders.

The following table shows net sales contributed by each of the Company’s continuing operation product categories:

	2011	2010	2009
Specialized vehicles:
Trucks	$218,927,753	$122,489,740	$96,742,558
Buses	60,640,186	69,951,326	66,439,902
Armored vehicles	18,952,739	24,599,094	18,751,395
	298,520,678	217,040,160	181,933,855
Fiberglass products	2,287,280	3,848,426	4,140,608
	$300,807,958	$220,888,586	$186,074,463

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

Iner-City® cutaway van bodies.  An ideal route truck for a variety of commercial applications, the Iner-City bodies are manufactured on cutaway chassis which allow access from the cab to the cargo area.  Borrowing many design elements from Supreme’s larger van body, the Iner-City is shorter in length (10 to 18 feet) than a typical van body.

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

Aero Body.  Supreme’s newest product line is the Aero-Body. Designed in conjunction with Isuzu, the Aero Body is built on the ECO-Max chassis and achieves up to 30% better fuel economy than comparable vehicles. Supreme’s Aero-Body combined with Isuzu’s ECO-MAX chassis achieves up to 30% improved fuel economy. Curved composite walls with nested wind faring create a streamlined modern look.

Armored SUVs.  Supreme’s armored SUV products offer the same outside appearance and interior as a stock model SUV, but with armored protection against hostile fire.  These protective vehicles are used both abroad by governmental agencies and for various domestic applications.

Armored trucks and Specialty Vehicles.  Supreme is one of the largest makers of cash-in-transit vehicles as well as  SWAT rapid deployment vehicles, prisoner transport vehicles, and a variety of other security vehicles.

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

StarTrans® mid-size buses.  Supreme’s StarTrans® mid-size buses (President and Ambassador) are offered in lengths of up to 31 feet with capacities of up to 35 passengers.  This product serves the public transit and tour markets  as well as end users such as universities and various sport franchises.

StarTrans® trolleys.  Supreme’s StarTrans® trolley line is similar in size to the mid-size bus line but resembles a San Francisco trolley car.  Supreme is a leading manufacturer of this product which is marketed to resort areas, theme parks, and cities desiring unique transportation vehicles.

Kold King®, Iner-City®, Spartan, StarTrans®, and Fuel Shark are tradenames used by Supreme in its marketing of truck bodies and buses.  Kold King®, Iner-City®, StarTrans®, and FiberPanel® are trademarks registered in the U.S. Patent and Trademark Office.

During the fourth quarter of 2009, the Company exited its Silver Crown luxury motorhome business. The unprecedented tight credit markets caused by the severe economic recession led to a significant contraction in various luxury product markets and was the primary factor in the decision to discontinue this product line.

Manufacturing

Supreme’s manufacturing facilities are located in Goshen and Ligonier, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; and Jonestown, Pennsylvania.

Supreme builds specialized vehicle bodies and installs other equipment on truck chassis, most of which are provided by converter pool agreements or are owned by dealers or end-users.  These truck bodies are built on an assembly line from engineered structural components such as floors, roofs, and wall panels.  These components are manufactured from Supreme’s proprietary designs and are installed on the truck chassis.  Supreme then installs optional equipment and applies any special finishes that the customer has specified.  Throughout the manufacturing and installation process, Supreme conducts quality control procedures to ensure that the products meet its customers’ specifications.  Supreme’s products are generally produced to firm orders and are designed and engineered by Supreme.  Order levels will vary depending upon price, competition, prevailing economic conditions, and other factors.

The Company manufactures its own fiberglass reinforced plywood and has extensive metal bending capabilities.  These component manufacturing facilities are located in Goshen and Ligonier, Indiana.

Supreme provides limited warranties against construction defects in its products.  These warranties generally provide for the replacement or repair of defective parts or workmanship for periods of up to five years following the date of retail sale.

We purchase raw materials and component parts from a variety of sources.  Although we generally do not enter into long-term supply contracts, management believes that we have good relationships with our primary suppliers. In recent years prices have fluctuated significantly, but we have experienced no material adverse problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of our production schedules.  Management believes that the materials used in the production of our products are available at competitive prices from an adequate number of alternative suppliers.  Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on our business.

Marketing

Supreme sells its products to commercial dealers/distributors, fleet leasing companies, or directly to end-users.  Products purchased by a dealer from Supreme are sold by the dealer/distributor to its own customers.

Supreme’s dealer/distributor network consists of approximately 40 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial dealers.  Management believes that this large network, coupled with Supreme’s geographically-dispersed plant and distribution sites, gives Supreme a marketing advantage over its competitors.  Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

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

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories.  The Company believes that its days sales outstanding and its days inventories on hand are within normal industry levels.  The Company had working capital of $35.8 million and $19.6 million at December 31, 2011, and December 25, 2010, respectively. The working capital at December 25, 2010 included a $25.5 million line of credit classified as a current liability, lowering working capital.

Major Customers

During 2011, one of our customers (Penske) accounted for approximately 20% of consolidated net sales.  No single customer, or group of customers, accounted for 10% or more of the Company’s consolidated net sales for the fiscal years ended in 2010 and 2009.  The Company’s export sales are minimal.  As of the years ended for 2011 and 2010, one customer (U.S. Department of State) accounted for 12.8% and 16.6% of the Company’s total trade accounts receivable.

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

Governmental Regulation

The Company’s operations are subject to a variety of federal, state, and local environmental and health and safety statutes and regulations including those related to emissions to the air, discharges to water, treatment, storage, and disposal of water, and remediation of contaminated sites. Additionally, the Company’s products are subject to a variety of federal, state, and local safety statutes and regulations. From time to time, the Company has received notices of noncompliance with respect to our operations and products. These notices have typically been resolved by investigating the alleged noncompliance and correcting any noncompliant conditions.

Cyclicality and Seasonality of Business

The Company’s business can be cyclical due to the normal replacement cycle particularly of its truck products (historically approximately seven years) being subject to customers delaying purchases due to adverse changes in economic conditions and other long range factors that can affect the transportation industry.  Seasonality arises due to the Company typically participating in bids for large fleet contracts.  If successful, the fleet orders generally require shipment of the truck bodies in the first and second quarters.  Additionally, our business depends on various factors that are particularly sensitive to general economic conditions and business cycles including: corporate profitability; interest rates; fuel costs; changes in government regulations (i.e. fuel standards); customer preferences; industrial, commercial, and consumer spending patterns; and availability of truck chassis.

Employees

As of December 31, 2011 and December 25, 2010, the Company employed approximately 1,700 employees, none of whom are represented by a collective bargaining unit.  The Company considers its relations with its employees to be favorable.

Back Log

The Company’s backlog of firm orders was $99.9 million at December 31, 2011 compared to $101.6 million at December 25, 2010.

ITEM 1A.             RISK FACTORS

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

The Company’s liquidity and financial condition could be materially and adversely affected if, under its current bank credit agreement, the Company’s ability to borrow money from its existing lender to finance its operations is reduced or eliminated. Similar adverse effects may also result if the Company realizes lessened credit availability from trade creditors. Additionally, many of our customers require the availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on the Company’s business.

Increases in the price and demand for raw materials could lower our margins and profitability.

Supreme generally does not have long-term raw material contracts and is dependent upon suppliers of steel, aluminum, wood products, and fiberglass materials, among others, for its manufacturing operations. Consequently, our ability to produce and deliver our products could be affected by disruptions encountered by our raw material suppliers or freight carriers.  Additionally, competitive market conditions may prevent the Company from implementing price increases to offset raw material cost increases.  As a result the Company’s gross margin could be adversely affected.

Volatility in the supply of vehicle chassis and other vehicle components could adversely affect our business.

With the exception of some StarTrans bus and Armored SUV products, the Company generally does not purchase vehicle chassis for its inventory.  The Company accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. Historically, General Motors Corp. (“GM”)  and Ford Motor Company (“Ford”) have been the primary suppliers of our chassis.  In the event of a disruption in supply from one major supplier, the Company would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a significant adverse effect on the Company’s business operations.

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

The competitive nature of the specialized vehicle industry creates a number of challenges for the Company.  Important factors include product pricing, quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications.  Specialized vehicles are produced by a number of smaller, regional companies which create product pricing pressures that could adversely impact the Company’s profits.  Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies and buses, because such manufacturers’ highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly-specialized vehicles with various options and equipment.

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

We face an inherent risk of exposure to product liability claims if the use of our current or formerly manufactured products result, or are alleged to result, in personal injury and/or property damage.  If we manufacture a defective product, we may experience material product liability losses in the future.  In addition, we may incur significant costs to defend product liability claims.  We could also incur damages and significant costs in correcting any defects, lost sales, and suffer damage to our reputation.  Our product liability insurance coverage may not be adequate for liabilities we could incur and may not continue to be available on terms acceptable to us.

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

Our ability to compete successfully and implement our business strategy depends on the efforts of our senior management personnel.  The loss of the services of any one or more of these individuals could have a material adverse effect on our business.  We do not maintain key-man life insurance policies on any of our executives.  If we were unable to attract qualified personnel to our management, our existing management resources could become strained, which may harm our business and our ability to implement our strategies.

Our relatively low trading volumes may limit our stockholders’ ability to buy or sell their shares.

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve month period ended December 31, 2011 were $3.60 and $1.71, respectively.  Our Class A Common Stock is listed on the NYSE Amex exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve month period ended December 31, 2011, our daily trading volume has been as low as zero.  It may be difficult for you to buy or sell shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

As of March 7, 2012, our officers and directors as a group beneficially owned 25.3% of our Class A Common Stock and 89.2% of our Class B Common Stock.  As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company which may adversely affect our stock price.

Our outstanding Common Stock is split into two classes.  The Class A Common Stock is listed on the NYSE Amex exchange, and the holders thereof are entitled to elect two members of the Company’s Board of Directors.  The majority (89.2%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining five members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for you to receive any related take-over premium for your shares (unless the controlling group approves the sale).

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

The Company was significantly impacted by the severe economic recession, and for 2010, 2009, and 2008 incurred net losses of $11.5 million, $8.7 million, and $3.1 million, respectively.  For all prior years through 2007, we had positive net income (and no net losses).  During 2011 there were several changes in senior management of the Company which resulted in the implementation of a number of major changes in order to reverse this loss situation (see Item 7.), and for the year ended December 31, 2011, we were able to achieve a net income of $686,938. However, our ability to be profitable in the future will depend upon many factors beyond our control such as assured chassis supply and credit provided by our lenders. Even though we achieved profitability in 2011, we may not be able to sustain or increase profitability in the future.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Company.

	Square	Owned or
	Footage	Leased	Operating Segment
Manufacturing of Products
Jonestown, Pennsylvania	429,376	Owned	Specialized Vehicles
Goshen, Indiana	287,796	Leased	Specialized Vehicles
Goshen, Indiana	253,509	Owned	Specialized Vehicles
Cleburne, Texas	177,035	Owned	Specialized Vehicles
Griffin, Georgia	105,379	Leased	Specialized Vehicles
Moreno Valley, California	103,200	Leased	Specialized Vehicles
Griffin, Georgia	86,400	Owned	Specialized Vehicles
	1,442,695

Manufacturing of Component Parts
Ligonier, Indiana	52,142	Owned	Fiberglass Products
	52,142

Service/Sales Facilities
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Colorado Springs, CO	950	Leased	Specialized Vehicles
	20,950

Properties Held for Sale
Woodburn, Oregon	116,760	Owned	Not Applicable
Wilson, North Carolina	113,694	Owned	Not Applicable
White Pigeon, Michigan	74,802	Owned	Not Applicable
Ligonier, Indiana	23,540	Owned	Not Applicable
Streetsboro, Ohio	11,900	Owned	Not Applicable
Apopka, Florida	5,200	Owned	Not Applicable
St. Louis, Missouri	4,800	Owned	Not Applicable
	350,696

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable

Total square footage	1,892,483

In an effort to manage its capacity utilization and control its assets, the Company had previously ceased operations at a number of facilities during 2011 and prior.  The entire White Pigeon, Michigan, facility is being leased to an unrelated business and is classified as property, plant, and equipment as of December 31, 2011.  The remaining properties are classified as assets held for sale and are each being aggressively marketed for sale. The Apopka, Florida property was sold on March 15, 2012.  Many of the properties, including Wilson, North Carolina, and Streetsboro, Ohio, are currently leasing a portion of the facility to unrelated businesses.

The facilities owned or leased by the Company are well maintained, in good condition, and adequate for their intended purposes.

ITEM 3.               LEGAL PROCEEDINGS.

The Company is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.  The Company establishes accruals for matters that are probable and reasonably estimable.

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

Due to the inherent nature of litigation, and the uncertainty surrounding the ultimate outcome of this case, on May 25, 2011, the Company and TAG signed a Civil Settlement Agreement under the terms of which this lawsuit was dismissed and the Company agreed to: (i) pay to TAG the cash sum of $1,100,000 ($400,000 paid on May 26, 2011, and the balance of $700,000 payable over the next twelve months in the principal amount of $58,333 per month plus accrued interest at 5.75% simple interest; however, as a result of refinancing as disclosed in Note 6, the Company was required to pay the remaining balance in full during the three months ended October 1, 2011); and (ii) issue and deliver to TAG on June 8, 2011, 350,000 shares of the Company’s Class A Common Stock and an additional 350,000 shares on January 15, 2012 for a total cost of $3,284,000.  Of this amount, $1,784,000 is reflected as legal settlement and related costs in the current Statement of Operations, and $1,500,000 was applied against the accrual established in a prior period.  The fair value of the shares was based on the closing stock price on May 25, 2011.  Under the terms of the Civil Settlement Agreement, TAG is restricted from selling more than 50,000 shares during any thirty-day period, and the Company is given the first right to purchase any shares that TAG wishes to sell.

In October of 2011, the Company was named a defendant in a personal injury suit (Paul Gendrolis and Katherine Gendrolis v. Saxon Fleet Sales, Kolstad Company, and Supreme Industries, Inc.) which was filed in the United States District Court, District of Massachusetts.  The complaint seeks $10 million in damages based on allegations that a truck body manufactured by the Company contained an improperly installed plate or lip, which caused Paul Gendrolis to trip and become injured.  Claims alleged against the Company include negligence, breach of warranty, breach of consumer protection laws, and loss of consortium.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the Company and its subsidiaries.  The Company has insurance coverage for personal injury claims with the Company’s deductible being $250,000.

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  The complaint seeks a sum of approximately $7 million which the plaintiff alleges was paid for the fleet, costs of investigation and repairs, and incidental and consequential damages.  These allegations against the Company include breach of contract, breach of implied warranties of fitness and merchantability, and a request for declaratory judgment on the issue of revocation of acceptance of the fleet.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the Company and its subsidiaries.

ITEM 4.               MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the NYSE Amex exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of March 7, 2012 was approximately 241.  Due to the number of shares held in nominee or street name, it is likely that there are substantially more than 241 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $2.99 per share on the NYSE Amex exchange on March 7, 2012 on which date there were 13,468,373 shares of Class A Common Stock outstanding.  High and low sales prices of the Class A Common Stock for the two-year periods ended December 31, 2011 and December 25, 2010 were:

	2011		2010
	High	Low	High	Low
1st Quarter	$3.55	$2.01	$3.47	$2.00
2nd Quarter	3.60	2.10	4.28	1.92
3rd Quarter	3.55	1.90	2.72	2.00
4th Quarter	2.95	1.71	3.30	1.90

All of the 1,716,937 outstanding shares of the Company’s Class B Common Stock were held by a total of 13 persons as of March 7, 2012.  There is no established trading market for the Class B Common Stock.  The Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B Common Stock is deemed to be beneficial ownership of the Class A Common Stock under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

The Company did not declare or pay any stock dividends during the years ended December 31, 2011 or December 25, 2010.  Future dividend payments will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant and equipment expenditures, and other corporate purposes.

ITEM 6.               SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto.

All per share data for 2008 and 2007 have been adjusted to reflect the two percent (2%) and six percent (6%) common stock dividends declared and paid during 2008.

	For Fiscal Years Ended
	2011	2010	2009	2008	2007
Consolidated Statement of Continuing Operations Data: (in millions, except per share amounts)

Net sales	$300.8	$220.9	$186.1	$250.6	$292.5

Income (loss) from continuing operations	1.6	(8.6)	(5.7)	(1.7)	4.4

Income (loss) from continuing operations per share:
Basic earnings (loss) per share	0.11	(0.61)	(0.40)	(0.13)	0.31
Diluted earnings (loss) per share	0.11	(0.61)	(0.40)	(0.13)	0.31

Cash dividends per common share	—	—	—	0.18	0.35

Consolidated Balance Sheet Data: (in millions)

Working capital (a)	$35.8	$19.6	$22.7	$60.3	$58.5

Total assets	104.7	101.5	109.5	125.5	132.8

Total debt	15.9	26.6	27.3	33.6	29.8

Stockholders’ equity	55.3	51.9	62.6	70.4	75.5

(a)         During the third quarter of 2009, the Company reclassified its revolving line of credit from long-term to current ($25.6 million at December 26, 2009). During the third quarter of 2011, the Company reclassified its revolving line of credit from current to long-term ($11.7 million at December 31, 2011) See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

ITEM 7.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Indiana Operations, Inc., is one of the nation’s leading manufacturers of specialized  vehicles.  The Company engages principally in the production and sale of customized truck bodies, buses, and other specialty vehicles.  Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty vehicle offerings include products such as customized armored vehicles and homeland response vehicles.

The Company utilizes a nationwide direct sales and distribution network consisting of approximately 40 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial truck dealers.  The Company’s manufacturing and service facilities are located in seven states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand recognition, extensive product offerings, bailment chassis arrangements, and product innovation competitively positions Supreme with a strategic footprint in the markets it serves.

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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto located in Item 8 of this document, and pertain to continuing operations unless otherwise noted.

Overview

Throughout 2011, Supreme continued to experience strong demand for its truck products which led to an increase in consolidated sales of approximately 36% compared to 2010.  The increase in truck sales of 79% resulted primarily from shipments of medium-duty truck products to a variety of fleet customers and an improved retail truck market. Our sales backlog remained strong at the end of 2011 and totaled $99.9 million compared with $101.6 million at the end of 2010. As a result of the higher sales and the strategic actions described below, gross profit improved by approximately $14 million, or 76%, in 2011 as compared with 2010.

During 2011, the Company experienced considerably higher than historical levels of expenses due to consulting fees and other costs related to certain profit improvement initiatives, severance costs, settlement of a lawsuit, and fees associated with the former bank agreement amendments.  These expenses totaled $4.2 million during the year ended December 31, 2011.

For the full-year 2011, income from continuing operations was $1.6 million, or $0.11 per diluted share, compared with a loss of $8.6 million, or $0.61 per share, in 2010. Including discontinued operations, net income improved to $0.05 per diluted share from the prior year loss of $0.81 per share.

Throughout 2011, we identified areas of improvement, implemented new processes, and continued to focus on increasing our gross margins and reducing our operating costs. Significant strategic decisions implemented in 2011 included:

•                  Closing the Oregon manufacturing facility;

•                  Closing the Pennsylvania bus manufacturing production line thereby consolidating our bus production into one operation in Indiana;

•                  Upgrading our Pennsylvania facility;

•                  Eliminating low margin and low volume product lines;

•                  Significantly strengthened the management team;

•                  Reducing cost and improving throughput at most of our manufacturing locations;

•                  Reducing headcount in certain areas of the business; and

•                  Settling a lawsuit as described in Item 3.

The Company continues to aggressively review all aspects of its business for profit improvement opportunities.  In order to benefit from the execution of these strategic decisions, the Company expanded the use of common operating standards for all key processes and established in-depth metrics at all facilities. The Company expects to benefit from these practices and to leverage the strong foundation built in 2011 to make further improvements in its financial performance.

Comparison of 2011 with 2010

Net Sales

Net sales for the year ended December 31, 2011 increased $79.9 million, or 36.2%, to $300.8 million as compared with $220.9 million for the year ended December 25, 2010. The following table presents the components of net sales and the changes from 2011 to 2010:

($000’s omitted)	2011	2010	Change
Specialized vehicles:
Trucks	$218,928	$122,490	$96,438	78.7%
Buses	60,640	69,951	(9,311)	(13.3)
Armored vehicles	18,953	24,599	(5,646)	(23.0)
	298,521	217,040	81,481	37.5
Fiberglass products	2,287	3,849	(1,562)	(40.6)
	$300,808	$220,889	$79,919	36.2%

Truck division sales increased by $96.4 million, or 78.7%, for the year primarily due to higher levels of fleet orders shipped during the first half of 2011 and an improved retail market. The Company leveraged the improved retail market by creating and utilizing greater flexibility in our manufacturing lines thus giving its sales force better information about the timing and availability of production capacity. These efforts improved on-time delivery and helped support improved sales.

Bus division sales decreased $9.3 million, or 13.3%, as the core market of state and municipal governments remained soft. The bus market is a very competitive market which we are addressing by revising our production processes to drive greater efficiency and lower cost, and by investigating niche markets that will help us better balance the business between public and private sector customers.

Armored division sales decreased $5.6 million, or 23.0%, as a result of less demand for products purchased by the US Department of State and lower cash-in-transit demand in 2011. Using existing products and capabilities as its foundation, the Company continues to look for opportunities to expand its product offerings and its customer base for these specialty products.

Fiberglass products division sales decreased $1.6 million, or 40.6%, primarily due to the restructuring of the division.  Fiberglass body production was reassigned from the fiberglass products division to the truck division to streamline operations and better leverage the production capabilities at our Goshen, Indiana location.

Cost of sales and gross profit

Gross profit increased by $14.0 million, or 76%, to $32.4 million for the year ended December 31, 2011 as compared with $18.4 million for the year ended December 25, 2010.  The following table presents the components of cost of sales as a percentage of net sales and the changes from 2011 to 2010:

	2011	2010	Percent Change
Material	60.3%	57.1%	3.2%
Direct Labor	13.3	15.0	(1.7)
Overhead	13.3	17.0	(3.7)
Delivery	2.3	2.6	(0.3)
Cost of sales	89.2	91.7	(2.5)
Gross profit	10.8%	8.3%	2.5%

Material — Material cost as a percentage of net sales increased by 3.2% for the year ended December 31, 2011 as compared with 2010. The increase in the material percentage was significantly impacted by the escalation in the cost of raw materials as well as changes in product mix reflecting an increase in higher material percentage fleet business and a decrease in armored product which has a lower material percentage. The potential for future raw material cost increases remains a concern for certain commodities (including but not limited to aluminum, steel, and wood).  The Company closely monitors major commodities to identify raw material cost escalations and attempts to remain material-neutral by increasing the price of its products as markets will allow and having material adjustment clauses in most key customer contracts.

Direct Labor — Direct labor as a percentage of net sales decreased by 1.7% for the year ended December 31, 2011 as compared with 2010 due to improved efficiencies achieved at certain locations resulting from the use of real time metrics on labor utilization and product redesign initiatives for more efficient production.

Overhead — Manufacturing overhead as a percentage of net sales decreased by 3.7% for the year ended December 31, 2011 as compared with 2010 due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes. Additionally, group health insurance costs were considerably lower than in 2010 when the Company experienced several costly medical claims. The Company implemented design changes to its group health insurance plan and has provided participants with more consumer-driven tools with the goal of improving the overall health of its workforce.

Delivery — Delivery as a percentage of net sales decreased by 0.3% for the year ended December 31, 2011 as compared with 2010.  The Company continues to identify and utilize more cost-effective delivery methods to counteract the adverse impact of volatile fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $5.3 million, or 24%, to $27.7 million for the year ended December 31, 2011 as compared with $22.4 million for the year ended December 25, 2010. The following table presents selling and G&A expenses as a percentage of net sales and the changes from 2011 to 2010:

($000’s omitted)	2011		2010		Change
Selling expenses	$9,484	3.2%	$8,000	3.6%	$1,484	(0.4)%
G&A expenses	18,170	6.0	14,374	6.5	3,796	(0.5)
Total	$27,654	9.2%	$22,374	10.1%	$5,280	(0.9)%

Selling expenses — Selling expenses increased $1.5 million year-over-year.  As a percentage of net sales, however, selling expenses decreased 0.4% for the year ended December 31, 2011 as compared with 2010.  The increase in dollars for the period was primarily attributable to higher commission-related expenses due to a 36% increase in the net sales volume and higher costs associated with more proactive marketing programs to promote the Company’s products.  During the economic downturn, the Company cut back in the area of marketing expenditures on advertising, product literature, and personnel. With the gradual strengthening of the market underway and a new strategic direction for the Company in place, it was determined that the time was right to make selected investments in the marketing function to support the sales force and communicate the Company’s positioning and differentiation relative to the competition.

G&A expenses — G&A expenses increased $3.8 million year-over-year.  As a percentage of net sales, however, G&A expenses decreased 0.5% for the year ended December 31, 2011 as compared with 2010.  The increase in dollars was primarily attributable to a variety of restructuring and profit improvement initiatives including the costs to engage consulting firms supporting these efforts. These types of expenses totaled approximately $1.2 million for the year ended December 31, 2011.  Additionally, as a result of changes in senior management, payroll and related benefits increased in the 2011 period compared to the 2010 period.

Legal settlement and related costs

The Company settled a lawsuit during the second quarter of 2011. The legal settlement and related costs were $2.2 million for the year ended December 31, 2011 as compared with $2.3 million for the year ended December 25, 2010 (see Item 3).

Impairment of assets held for sale

During the fourth quarter of 2010 the Company recorded an impairment charge of $1.1 million, or 0.5% of net sales.  The Company reduced the selling prices of certain assets held for sale to reflect prevailing market conditions and maximize the opportunity to sell these properties and improve cash flow.  However, market conditions in certain areas of the country for industrial real estate remain depressed and could have an adverse effect on the timing of sales, and ultimate prices received, for certain of the properties. There were no asset impairments recognized during 2011. (See “Risk Factors” and the Financial Statements.)

Other income

For the year ended December 31, 2011, other income was $0.9 million, or 0.3% of net sales, as compared with other income of $0.6 million, or 0.3% of net sales, for the year ended December 25, 2010. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the second quarter of 2011, the Company realized a gain of approximately $0.3 million on the sale of its aircraft.

Interest expense

Interest expense was $2.2 million, or 0.7% of net sales, for the year ended December 31, 2011 as compared with $1.4 million, or 0.6% of net sales, for the year ended December 25, 2010. The increase in interest expense for 2011 included approximately $0.8 million of charges resulting from the accelerated amortization of capitalized bank refinancing fees related to the Company’s previous credit agreement.

Income taxes

For the year ended December 31, 2011, the income tax benefit of $0.4 million resulted from expiring state statutes related to uncertain tax positions. At December 31, 2011, the Company had net operating loss carryforwards totaling $6.5 million for federal tax purposes and approximately $22 million for state tax purposes. Additionally, the Company had research and experiment credits totaling $0.3 million for federal tax purposes and $0.5 million for state tax purposes.  Given the accumulated net operating tax losses, it is currently more likely than not that these deferred tax assets will not be realized. Accordingly, after consideration of all positive and negative factors the Company provided a valuation allowance for the deferred tax assets net of the deferred tax liabilities expected. The valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future. For the year ended December 25, 2010, the Company recorded income tax expense of $0.5 million which was the result of a valuation allowance that was recorded against the Company’s net deferred tax asset position.

Income (loss) from continuing operations

Net income from continuing operations increased by $10.2 million to $1.6 million, or 0.5% of net sales, for the year ended December 31, 2011 from a net loss of $8.6 million, or -3.9% net sales for the year ended December 25, 2010.

Discontinued operations

Discontinued operations include the operating results as well as impairment charges for related buildings and equipment.  The Company decided to discontinue its Oregon operations in December of 2010 and in the fourth quarter of 2009 to discontinue its Silver Crown luxury motorhome business. Accordingly, the Company has reclassified the prior period results for these two operations as discontinued operations.  The Oregon operations were ceased in the first quarter of 2011 due to the Company’s decision to exit this unprofitable geographic region.  The after-tax loss from the discontinued operations related to our Oregon operations was $0.9 million in 2011 and $1.7 million in 2010. The Silver Crown operations were terminated as a result of the unprecedented tight credit markets caused by the severe economic recession which led to a significant reduction of new motorhome orders and the cancellation of existing orders.  The after tax loss from discontinued operations related to our Silver Crown recreational vehicle division was $1.2 million in 2010.

Basic and diluted income ( loss) per share

The following table presents basic and diluted income (loss) per share and the changes from 2011 to 2010:

	2011	2010	Change
Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.61)	$0.72
Loss from discontinued operations	(0.06)	(0.20)	0.14
Net income (loss)	$0.05	$(0.81)	$0.86

Comparison of 2010 with 2009

Net Sales

Net sales for the year ended December 25, 2010 increased $34.8 million to $220.9 million as compared with $186.1 million for the year ended December 26, 2009.  The following table presents the components of net sales and the changes from 2010 to 2009:

($000’s omitted)	2010	2009	Change
Specialized vehicles:
Trucks	$122,490	$96,742	$25,748	26.6%
Buses	69,951	66,440	3,511	5.3
Armored vehicles	24,599	18,751	5,848	31.2
	217,040	181,933	35,107	19.3
Fiberglass products	3,849	4,141	(292)	(7.1)
	$220,889	$186,074	$34,815	18.7%

The truck division sales increase of $25.7 million, or 27% for the year, was primarily attributable to an improved retail truck market and increased fleet shipments.

The Company’s StarTrans bus division continued to experience good demand for its product in 2010, increasing its sales by $3.5 million, or 5%.  This increase was the result of contract awards for niche products and the availability of funds from the 2009 federal economic stimulus plan enabling state and local transit authorities to purchase new units.

The armored division continued to experience strong demand with revenue increases of $5.8 million, or 31% for the year ended December 25, 2010.  The increase was primarily the result of a contract with the U.S. Department of State (DOS) to produce armored Suburbans for embassies abroad and improved demand for cash-in-transit vehicles.

In addition to supplying internal requirements, the fiberglass products division sold fiberglass reinforced plywood and other fiberglass products to third parties.  The decrease for the year of $0.3 million, or 7%, was due to lower sales to third parties.

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

Material —Material cost as a percentage of net sales decreased by 1.1% for the year ended December 25, 2010 as compared with 2009. The decrease in the material percentage was attributable to changes in product mix reflecting increased sales of truck and armored product which have a lower material percentage than bus products. The bus product line accounted for 32% of sales in 2010 compared with 36% in 2009.  This was partially offset by an increase in the material percentage in the truck division due to a competitive pricing environment.

Direct Labor — Direct labor as a percentage of net sales increased by 1.1% for the year ended December 25, 2010 as compared with 2009.  The increase in the direct labor percentage was due to inefficiencies at certain plant locations and new employee training costs in order to support the higher production and sales levels in 2010. In addition, the labor percentage increased during the last quarter of 2010 to train additional new employees to fulfill the large backlog of fleet orders.  Shipments however commenced in 2011.

Overhead — Manufacturing overhead as a percentage of net sales decreased by 1.2% for the year ended December 25, 2010 as compared with 2009.  The overall overhead percentage declined due to the fixed nature of certain overhead expenses that did not fluctuate with sales volume changes. Partially offsetting the decrease in the percentage were group health insurance costs which were considerably higher than anticipated as a result of several large claims.

Delivery — Delivery as a percentage of net sales increased by 0.2% for the year ended December 25, 2010 as compared with 2009.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $0.7 million, or 3%, to $22.4 million for the year ended December 25, 2010 as compared with $21.7 million for the year ended December 26, 2009.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from 2010 to 2009:

($000’s omitted)	2010		2009		Change
Selling expenses	$8,000	3.6%	$7,308	3.9%	$692	(0.3)%
G&A expenses	14,374	6.5	14,339	7.7	35	(1.2)
Total	$22,374	10.1%	$21,647	11.6%	$727	(1.5)%

Selling expenses — Selling expenses increased for the year ended December 25, 2010 as compared with 2009.  The increase for the period was primarily attributable to higher commission expenses resulting from the improvement in the sales volume. However, selling expenses as a percentage of sales decreased 0.3% for the year as compared with 2009.

G&A expenses — G&A expenses increased for the year ended December 25, 2010 as compared with 2009.  The increase was primarily attributable to costs incurred to engage a consulting firm to assist the Company with its profit improvement plan. These costs were offset by reduced employee headcount and the related payroll and benefit cost savings. G&A expenses as a percentage of sales decreased 1.2% as compared with the corresponding periods in 2009.

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

Other income

For the year ended December 25, 2010, other income was $0.6 million (0.3% of net sales) as compared with other income of $0.8 million (0.4% of net sales) for the year ended December 26, 2009. Items included in other income consisted of rental income, gain on sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was $1.4 million (0.6% of net sales) for the year ended December 25, 2010 as compared with $2.1 million (1.1% of net sales) for the year ended December 26, 2009.  A reduction in chassis interest expense was partially attributable to measures implemented to improve bailment chassis inventory management.  The bank interest expense reflected lower market prevailing interest rates coupled with reduced debt levels due to lower working capital levels.  This was somewhat offset by higher (performance-based) pricing provisions under the Company’s bank credit facility as operating losses triggered an increase in interest rates.

Income taxes

For the year ended December 25, 2010, income tax expense of $0.5 million was the result of a valuation allowance that was recorded against the Company’s net deferred tax asset position.  The Company fully utilized its federal net operating loss carryback benefits during its 2009 tax year, for which refunds were subsequently received.  At December 25, 2010, the Company had net operating loss carryforwards totaling $6.8 million for federal tax purposes and approximately $24 million for state tax purposes.  Additionally, the Company had research and experiment credits totaling $0.2 million for federal tax purposes and $0.4 million for state tax purposes.  Given the accumulated net operating losses in the prior three years, it was more likely than not that these deferred tax assets will not be realized.  Accordingly, after consideration of these factors the Company provided a valuation allowance for the deferred tax assets net of the deferred tax liabilities expected.  The valuation allowance did not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future. For the year ended December 26, 2009, the Company’s estimated effective income tax rate was (39.8)%.  The estimated effective income tax rate for the year was favorably impacted by tax benefits associated with the Company’s wholly-owned captive insurance subsidiary, federal alternative fuel tax credits, and research and development tax credits.  The combination of these tax benefits along with the incurred pretax loss resulted in an overall tax benefit position for the Company in 2009.

Income (loss) from continuing operations

Net loss from continuing operations increased by $2.9 million to $8.6 million (-3.9% of net sales) for the year ended December 25, 2010 from a net loss of $5.7 million (-3.1% of net sales) for the year ended December 26, 2009.

Discontinued operations

Discontinued operations included the operating results as well as impairment charges for selected buildings and equipment. The Company decided to discontinue its Oregon operations in December of 2010 and its Silver Crown luxury motorhome business during the fourth quarter of 2009. The Company has reclassified prior period results accordingly as discontinued operations for the two operations. The Oregon operations were ceased in the first quarter of 2011 due to the Company’s decision to exit this unprofitable geographic region.  The after tax loss from the discontinued operations related to the Company’s Oregon operations was $1.7 million in 2010 and $0.8 million in 2009. The Silver Crown operations were terminated as a result of the unprecedented tight credit markets caused by the severe economic recession which led to a significant reduction of new motorhome orders and the cancellation of existing orders. The after tax loss from discontinued operations related to the Company’s Silver Crown recreational vehicle division was $1.2 million in 2010 and $2.2 million in 2009.

Basic and diluted loss per share

The following table presents basic and diluted loss per share and the changes from 2010 to 2009:

	2010	2009	Change
Basic and diluted net loss per share:
Loss from continuing operations	$(0.61)	$(0.40)	$(0.21)
Loss from discontinued operations	(0.20)	(0.22)	0.02
Net loss	$(0.81)	$(0.62)	$(0.19)

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under a credit facility entered into by the Company.  Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditure needs.

Operating activities

Cash flows from operations represent the net income earned, or net loss sustained, in the reported periods adjusted for non-cash charges coupled with changes in operating assets and liabilities. Cash from operating activities totaled $14.5 million for the year ended December 31, 2011 as compared with $1.3 million for the year ended December 25, 2010.  Cash from operating activities was favorably impacted by a $9.9 million increase in trade accounts payable resulting primarily due to negotiating extended payment terms with key trade suppliers. This was partially offset by a $3.0 million increase in accounts receivable due to the higher sales volume and an increase in inventories totaling $0.4 million.  The Company’s cash flow cycle improved year over year mainly due to improved accounts receivable collections, accelerated inventory turns, and the extended vendor payment terms.

Investing activities

Cash used by investing activities was $1.9 million for the year ended December 31, 2011 as compared with $0.8 million for the year ended December 25, 2010.  During 2011, the Company’s capital expenditures totaled $2.8 million, consisting primarily of capital investments in our Pennsylvania and Indiana facilities and received $0.6 million from the sale of property, plant, and equipment.

Financing activities

Financing activities used $13.5 million of cash for the year ended December 31, 2011 as compared with cash used of $0.7 million for the year ended December 25, 2010. The Company paid down its revolving line of credit by $13.9 million during 2011. This was partially offset by approximately $2.9 million of net proceeds from a sale-leaseback transaction involving our California manufacturing facility as described in Note 6 of the Notes to Consolidated Financial Statements. Additionally, debt refinancing activities during 2011 unfavorably impacted cash flow by approximately $2.4 million.

Capital Resources

Revolving Line of Credit

On October 18, 2010, Supreme Industries, Inc. entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. ( “JPMC”) which agreement was effective as of September 30, 2010.  Under the terms of the agreement, JPMC agreed to provide the Company with a revolving line of credit of up to $30.0 million (previously $25.0 million) through December 31, 2011.  The line of credit was limited to $25.0 million until the Company met certain post-closing conditions, outlined in the agreement.  Interest on outstanding borrowings under the revolving line of credit was based on the bank’s prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined (effective rate of 5.09% at December 25, 2010).

On September 14, 2011, Supreme Industries, Inc., as Parent (the “Parent”), Supreme Indiana Operations, Inc., a Delaware corporation (“Supreme Indiana”), and certain of its subsidiaries who are signatories to the Credit Agreement (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC, a Delaware limited liability company (“Lender”).

Under the terms of the Credit Agreement, Lender agreed to provide to the Borrowers a revolving line of credit of up to $45.0 million, subject to a monthly borrowing base calculation.  The term of this revolving line of credit is for a period ending on September 14, 2015.  Upon the occurrence of certain events of default or the failure to maintain the defined minimum percentage of availability, the Company will be required to comply with two financial covenants.  These financial covenants consist of a minimum fixed charge coverage ratio and limitations on annual capital expenditures.  No events of default exist, and the Company’s availability was in excess of the required amount as of December 31, 2011.

The loan proceeds received in conjunction with the Credit Agreement have been used to repay in full all of the obligations of Borrowers owing to JPMorgan Chase Bank, N.A. under that certain Amended and Restated Credit Agreement dated as of September 30, 2010.

In connection with the Credit Agreement, certain mortgages and deeds of trust covering real property were given as collateral to secure the revolving line of credit.  As additional collateral for the repayment of the revolving line of credit, the Borrowers, and certain additional subsidiaries, signed and delivered to Lender a Security Agreement, dated as of September 14, 2011, granting to Lender security interests in all personal property owned by them.

On September 14, 2011, in connection with the Credit Agreement, Parent and certain of its subsidiaries identified on the signature pages thereof (collectively, the “Guarantors”) entered into a General Continuing Guaranty in favor of Lender whereby the Guarantors agreed to guarantee the obligations of the Borrowers owing under the Credit Agreement.

As of December 31, 2011, the outstanding balance under the Credit Agreement was approximately $11.7 million, and the Company had unused credit capacity of approximately $12.3 million.  Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate, or LIBOR, depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement, resulting in an effective rate of 3.04% at December 31, 2011.

In conjunction with the Credit Agreement, the Company incurred approximately $1.0 million of additional deferred financing costs which were capitalized and are being amortized over the term of the facility.  The net book value of deferred financing costs associated with the JPMorgan credit agreement was written off in the amount of $0.8 million in the third quarter of 2011.

Other Long-Term Debt

On March 24, 2011, Supreme Indiana entered into an Option Agreement (the “Option Agreement”) pursuant to which Supreme Indiana granted Barrett Gardner Associates, Inc. (“Barrett Gardner”), an entity which is owned by Messrs. William J. Barrett and Herbert M. Gardner, each a director of the Company, the right to purchase the Company’s California manufacturing facility (the “California Real Estate”).  This transaction was required by the Company’s former bank as a condition of the former credit agreement. On May 12, 2011, Barrett Gardner assigned the Option Agreement to BFG2011 Limited Liability Company (“a related party”) (“Purchaser”).  Then, Purchaser exercised its rights under the Option Agreement and purchased the California Real Estate following which it leased such California Real Estate back to Supreme Indiana.  As part of the purchase price of the sale segment of the sale\leaseback transaction, Supreme Indiana received a 35.48% ownership interest (4,950 Common Units) in Purchaser, and Messrs. William J. Barrett, Herbert M. Gardner, and Edward L. Flynn (together) contributed $900,000 in cash for a (combined) 64.52% ownership interest in Purchaser (9,000 Preferred Units).

In accordance with the Option Agreement, Supreme Indiana and Purchaser entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated May 3, 2011 (as amended by that certain Amendment to Escrow Instructions dated as of the closing date, the “Purchase Agreement”) in which Purchaser agreed to purchase the California Real Estate for $4,100,000 comprised of the following amounts:  (a) a $100,000 deposit made pursuant to the Option Agreement, (b) $3,000,000 paid in cash at the closing, (c) a grant to Supreme Indiana of the 34% equity interest in Purchaser described above valued at $495,000 (included in other assets on the October 1, 2011 balance sheet), and (d) a credit in the amount of $505,000 based on the lack of brokerage commissions and the nature of the transaction.  Supreme Indiana paid the closing costs associated with the transaction including the escrow fees, transfer taxes, title policies, and other transaction costs.  Supreme Indiana has provided Purchaser with an agreement to indemnify Purchaser from losses, damages, and claims arising from the condition of the California Real Estate at closing and a breach by Supreme Indiana of its representations and warranties. Supreme Indiana’s indemnity obligations survive the closing of the sale.

Concurrently with the closing of the sale of the California Real Estate to Purchaser, Supreme Indiana leased from Purchaser the California Real Estate (the “Sale Leaseback Transaction”) for a term of twenty years pursuant to that certain Air Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease dated as of the closing date (the “Lease”).  The base rent for the first five years of the term is $24,000 per month.  The base rent will be adjusted after the fifth year of the Lease term to ensure that the base rent equates to fair market value and correlates to any increases in Purchaser’s financing costs.  The Lease is a triple net lease, and Supreme Indiana is responsible for payment of all costs relating to the leased premises, including state income taxes on rental income received.  Supreme Indiana has a purchase option and right of first refusal with respect to the California Real Estate through April 30, 2016.  In addition, Supreme Indiana has a one-time right of first offer with respect to the California Real Estate that continues until the expiration of the term of the Lease. In connection with the Sale Leaseback Transaction, the Company received a fairness opinion issued by a third party valuation consultant stating that the proposed transactions were fair from a financial point of view to the Company (and its shareholders).

Due to the Company’s continuing involvement in the California Real Estate, the Sale Leaseback Transaction was not recognized as a sale of the property.  It is instead being accounted for as a financing transaction, and the Company has recorded the receipt of cash, the equity interest in the Purchaser, and the related obligation.

The outstanding principal amount of the obligation as of December 31, 2011 was $3.5 million, at an interest rate of 5.5%.  Of this amount $0.1 million, and $3.4 million, were included in current maturities of long term debt and long term debt, respectively, in the accompanying balance sheet at December 31, 2011.

Summary of Liquidity and Capital Resources

The Company’s primary capital needs are for working capital demands, to meet its debt service obligations, and finance capital expenditure requirements.  The Company has a substantial asset collateral base and a strong equity position which management believes adequately supports the outstanding revolving line of credit arrangement.  Additionally, the Company is completing plans to sell certain idled assets which, if completed, will provide additional liquidity to reduce borrowings under the Company’s revolving line of credit.

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

Contractual Obligations

The Company’s fixed, noncancelable obligations as of December 31, 2011 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$15,948,659	$246,192	$626,275	$12,087,038	$2,989,154
Operating leases (b)	2,576,635	722,177	1,420,032	434,426	—
Total	$18,525,294	$968,369	$2,046,307	$12,521,464	$2,989,154

(a)          Amounts are included on the Consolidated Balance Sheets.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding property leases.

The Company’s historical practice has been to exclude the interest payments from the contractual obligations table due to the variability of its interest rates and the variability in its revolving line of credit which represented 73% of its debt obligations at December 31, 2011.

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

The accuracy of the inventory relief is not fully known until physical inventories are conducted at each of the Company’s locations. We conduct semi-annual physical inventories at a majority of locations and schedule them in a manner that provides coverage in each of our calendar quarters. As of December 31, 2011, the Company reported inventories of $36.0 million, 92% of which was subject to a physical inventory during the fourth quarter. We have invested significant resources in our continuing effort to improve the physical inventory process and accuracy of our inventory accounting system.

Fair Value of Assets Held for Sale - The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The Company estimates the fair value of its properties held for sale based on appraisals and other current market data.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Supreme Industries, Inc.

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II — Valuation and Qualifying Accounts.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

South Bend, Indiana
March 28, 2012

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and December 25, 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$106,833	$1,050,047
Investments	924,016	1,208,831
Accounts receivable, net of allowance for doubtful accounts of $200,000 in 2011 and $100,000 in 2010	24,115,578	21,305,281
Refundable income taxes	629,162	591,594
Inventories	36,033,065	35,676,353
Assets held for sale	5,206,206	6,334,110
Other current assets	2,468,211	2,277,723
Total current assets	69,483,071	68,443,939

Property, plant and equipment, net	33,530,057	33,054,891

Other assets	1,683,718	38,624
Total assets	$104,696,846	$101,537,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$246,192	$25,874,365
Trade accounts payable	21,424,434	11,571,902
Accrued wages and benefits	2,888,684	2,195,236
Accrued self-insurance	2,307,368	1,874,721
Customer deposits	2,410,975	796,731
Accrued warranty	1,588,000	1,636,000
Accrued income taxes	719,611	1,040,096
Other accrued liabilities	2,098,624	3,844,879
Total current liabilities	33,683,888	48,833,930

Long-term debt	15,702,467	770,847
Total liabilities	49,386,355	49,604,777

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 20,000,000 shares, issued 15,330,614 shares in 2011 and 15,237,438 in 2010	1,533,061	1,523,744
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued 1,716,937 shares in 2011 and 2010	171,694	171,694
Additional paid-in capital	71,463,799	71,725,540
Retained earnings	698,904	99,266
Treasury stock, Class A Common Stock, at cost, 2,243,446 shares in 2011 and 2,608,830 in 2010	(18,564,266)	(21,587,778)
Accumulated other comprehensive income	7,299	211
Total stockholders’ equity	55,310,491	51,932,677

Total liabilities and stockholders’ equity	$104,696,846	$101,537,454

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Operations

for the years ended December 31, 2011, December 25, 2010 and December 26, 2009

	2011	2010	2009

Net sales	$300,807,958	$220,888,586	$186,074,463
Cost of sales	268,416,675	202,478,129	172,499,498
Gross profit	32,391,283	18,410,457	13,574,965

Selling, general and administrative expenses	27,653,505	22,373,603	21,646,519
Legal settlement and related costs	2,182,091	2,316,786	—
Impairment of assets held for sale	—	1,079,807	80,000
Other income	(850,420)	(614,578)	(761,953)
Operating income (loss)	3,406,107	(6,745,161)	(7,389,601)

Interest expense	2,243,249	1,387,506	2,100,518
Income (loss) from continuing operations before income taxes	1,162,858	(8,132,667)	(9,490,119)

Income tax (benefit) expense	(401,000)	499,625	(3,774,810)
Income (loss) from continuing operations	1,563,858	(8,632,292)	(5,715,309)

Discontinued operations
Operating loss of discontinued Oregon operations, net of tax	(876,920)	(1,657,676)	(817,883)
Operating loss of discontinued motorhome operations, net of tax	—	(1,239,113)	(2,209,541)
Total discontinued operations	(876,920)	(2,896,789)	(3,027,424)
Net income (loss)	$686,938	$(11,529,081)	$(8,742,733)

Other comprehensive income	7,088	276,786	344,164
Total comprehensive income (loss)	$694,026	$(11,252,295)	$(8,398,569)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.61)	$(0.40)
Loss from discontinued operations	(0.06)	(0.20)	(0.22)
Net income (loss)	$0.05	$(0.81)	$(0.62)

Shares used in the computation of income (loss) per share:
Basic	14,808,171	14,305,866	14,187,207
Diluted	15,030,772	14,305,866	14,187,207

See accompanying notes to consolidated financial statements

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2011, December 25, 2010 and December 26, 2009

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 27, 2008	14,586,634	$1,458,664	2,188,490	$218,849	$70,603,235	$20,573,244	$(21,853,337)	$(617,739)	$70,382,916
Net loss	—	—	—	—	—	(8,742,733)	—	—	(8,742,733)
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	275,353	275,353
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	65,811	65,811
Issuance of 10,000 shares of treasury stock	—	—	—	—	—	(68,400)	81,800	—	13,400
Issuance of restricted stock	90,333	9,033	—	—	454,999	—	—	—	464,032
Conversion of 27,432 shares of Class B shares to Class A shares	27,432	2,743	(27,432)	(2,743)	—	—	—	—	—
Stock-based compensation	—	—	—	—	126,859	—	—	—	126,859
Balance, December 26, 2009	14,704,399	1,470,440	2,161,058	216,106	71,185,093	11,762,111	(21,771,537)	(276,575)	62,585,638
Net loss	—	—	—	—	—	(11,529,081)	—	—	(11,529,081)
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	248,000	248,000
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	28,786	28,786
Exercise of stock options	1,766	177	—	—	2,323	—	—	—	2,500
Issuance of 22,220 shares of treasury stock	—	—	—	—	—	(133,764)	183,759	—	49,995
Issuance of restricted stock	87,152	8,715	—	—	435,181	—	—	—	443,896
Conversion of Class B shares to Class A shares	444,121	44,412	(444,121)	(44,412)	—	—	—	—	—
Stock-based compensation	—	—	—	—	102,943	—	—	—	102,943
Balance, December 25, 2010	15,237,438	1,523,744	1,716,937	171,694	71,725,540	99,266	(21,587,778)	211	51,932,677
Net income	—	—	—	—	—	686,938	—	—	686,938
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	7,088	7,088
Exercise of stock options	26,920	2,692	—	—	45,893	—	—	—	48,585
Issuance of 350,000 shares of treasury stock	—	—	—	—	(712,212)	—	2,896,212	—	2,184,000
Issuance of 41,672 shares of common stock	41,672	4,167	—	—	115,833	—	—	—	120,000
Issuance of 15,384 shares of treasury stock	—	—	—	—	—	(87,300)	127,300	—	40,000
Issuance of restricted stock	24,584	2,458	—	—	81,546	—	—	—	84,004
Stock-based compensation	—	—	—	—	207,199	—	—	—	207,199
Balance, December 31, 2011	15,330,614	$1,533,061	1,716,937	$171,694	$71,463,799	$698,904	$(18,564,266)	$7,299	$55,310,491

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31, 2011, December 25, 2010 and December 26, 2009

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$686,938	$(11,529,081)	$(8,742,733)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	3,030,790	3,706,246	4,085,025
Impairment charge	—	1,839,846	80,000
Treasury stock issued for legal settlement	2,184,000	—	—
Amortization and write-off of debt issuance costs	1,224,954	—	—
Provision for losses on doubtful receivables	151,915	52,422	762,871
Deferred income taxes	—	413,140	(1,509,858)
Stock-based compensation expense	451,203	596,834	604,291
(Gain) on sale of property, plant, and equipment, net	(191,108)	(11,618)	(179,129)
Changes in operating assets and liabilities
Accounts receivable	(2,962,212)	1,352,966	2,250,302
Inventories	(356,712)	(4,123,002)	12,695,165
Other current assets	(228,056)	4,361,804	(2,718,744)
Trade accounts payable	9,852,532	1,665,473	1,639,484
Other current liabilities	625,599	3,012,112	(1,648,761)

Net cash from operating activities	14,469,843	1,337,142	7,317,913

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	579,400	645,349	511,571
Additions to property, plant and equipment	(2,766,344)	(1,949,753)	(1,850,637)
Proceeds from sale of investments	304,755	1,470,067	1,053,054
Purchases of investments	(12,852)	(989,928)	(88,896)
Decrease in other assets	8,746	8,746	8,746

Net cash from investing activities	(1,886,295)	(815,519)	(366,162)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	121,630,314	70,426,152	70,742,407
Repayments of revolving line of credit and other long-term debt	(132,821,867)	(71,122,639)	(77,029,355)
Debt issuance costs	(2,383,794)	—	—
Proceeds from exercise of stock options	48,585	2,500	—
Settlement of interest rate swap	—	—	(375,000)

Net cash from financing activities	(13,526,762)	(693,987)	(6,661,948)

Change in cash and cash equivalents	(943,214)	(172,364)	289,803

Cash and cash equivalents, beginning of year	1,050,047	1,222,411	932,608

Cash and cash equivalents, end of year	$106,833	$1,050,047	$1,222,411

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$1,363,223	$1,485,860	$2,630,245
Income taxes, net	(50,133)	(4,499,054)	(58,912)

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the “Company”) manufacture specialized vehicles including truck bodies, buses, and armored vehicles.  The Company’s core products include cutaway and dry-freight van bodies, refrigerated units, stake bodies, and other specialized vehicles including shuttle buses.  At December 31, 2011, the Company operated at eight manufacturing, distribution, and component manufacturing locations.  The Company’s customers are located principally in the United States of America.

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

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December.  The fiscal year ended December 31, 2011 contained 53 weeks. The fiscal years ended December 25, 2010 and December 26, 2009 each contained 52 weeks.

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

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions.  During 2011, one customer accounted for approximately 20% of consolidated net sales. No single customer, or group of customers, accounted for 10% or more of the Company’s net sales for the fiscal years ended in 2010 and 2009.  At December 31, 2011 and December 25, 2010 one customer accounted for 12.8% and 16.6% of the Company’s total trade accounts receivable.  The Company performs ongoing credit evaluations of its customers and credit is extended on an unsecured basis.

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

Effective December 23, 2009, the Company terminated its interest rate swap arrangement and paid $375,000, the fair value of the swap on such date.  As the terminated swap arrangement was no longer an effective hedge against changes in interest rates, the swap was de-designated.  The Company was amortizing the loss on the swap included in other comprehensive income as of the date of the de-designation utilizing the straight-line method over the remaining life of the swap which matured on July 28, 2010.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of December 31, 2011 and December 25, 2010 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2011 and December 25, 2010, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - The Company categorizes its investments as trading, available-for-sale, or held-to-maturity.  The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income (loss).  The Company determined fair values of investments available for sale by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  Dividend and interest income are accrued as earned.  The Company reviews its investments quarterly for declines in market value that are other than temporary.

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

Assets Held For Sale - The Company has previously made the decision to cease operations at a number of their facilities and is actively pursuing their sale. The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The Company estimated the fair value of its properties held for sale based on appraisals and other current market data. During the years ended 2010 and 2009, the Company recorded non-cash charges to reflect impairment of certain assets held for sale totaling $1,839,846 and $80,000, respectively. The impairment charges, classified in impairment of assets held for sale and discontinued operations, represents management’s best estimate of the fair value of the assets based on current market conditions. As of December 31, 2011 the following locations were held for sale: Woodburn, Oregon; Wilson, North Carolina; one facility in Ligonier, Indiana; Streetsboro, Ohio; Apopka, Florida; and St. Louis, Missouri.  As of December 25, 2010 the following locations were held for sale: Woodburn, Oregon; Wilson, North Carolina; White Pigeon, Michigan; one facility in Goshen, Indiana; and Streetsboro, Ohio.

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

Stock-Based Compensation - The Company records all stock-based payments to employees, including grants of employee stock options, in the consolidated statements of operations based on their fair values at the date of grant.

Restricted stock awards are valued based upon the closing market price of the Company’s stock on the date of grant. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

Compensation expense (net of estimated forfeitures) relative to stock-based awards (see Note 8), included in the consolidated statements of operations for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, was $451,203, $596,834 and $604,291, respectively. The weighted-average assumptions utilized in the determination of stock compensation expense relating to stock options were as follows:

	2010	2009
Risk free interest rate	1.90%	2.53%
Expected life	7.0 years	7.0 years
Expected volatility	48.82%	48.35%
Expected dividends	—%	—%

There were no stock options issued during the year ended December 31, 2011.

The risk-free interest rate is determined based on observed U.S. Treasury yields in effect at the time of grant for maturities equivalent to the expected life of the option.  The expected life of the option (estimated average period of time the option will be outstanding) is estimated based on the historical exercise behavior of employees with executives displaying somewhat longer holding periods than other employees.  Expected volatility is based on historical volatility measured daily for a time period equal to the expected life of the option ending on the day of grant.  The expected dividend yield is estimated based on the dividend yield at the time of grant as adjusted for expected dividend increases and historical payout policy.

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 31, 2011, December 25, 2010, and December 26, 2009 is as follows:

	2011	2010	2009
Accrued warranty, beginning of year	$1,636,000	$1,377,000	$1,473,000
Warranty expense	1,757,367	2,405,774	1,435,184
Warranty claims paid	(1,805,367)	(2,146,774)	(1,531,184)
Accrued warranty, end of year	$1,588,000	$1,636,000	$1,377,000

Income Taxes - Deferred income taxes are determined using the liability method.

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and restricted stock awards.  The stock options and restricted stock awards were not included in the 2010 and 2009 computations of diluted earnings per share since their effect would have been anti-dilutive.

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded

Segment Information - The Company’s principal business is manufacturing specialized vehicles.  Management has not separately organized the business beyond specialized vehicles (includes three categories of products) and manufacturing processes.  The fiberglass manufacturing subsidiary constitutes a segment, however this segment does not meet the quantitative thresholds for separate disclosure.  The fiberglass manufacturing subsidiary’s revenues are less than ten percent of consolidated revenues, the absolute amount of its net income (loss) is less than ten percent of the absolute amount of consolidated net income (loss), and finally, its assets are less than ten percent of consolidated assets.

Net sales from continuing operations consist of the following:

	2011	2010	2009
Specialized vehicles:
Trucks	$218,927,753	$122,489,740	$96,742,558
Buses	60,640,186	69,951,326	66,439,902
Armored vehicles	18,952,739	24,599,094	18,751,395
	298,520,678	217,040,160	181,933,855
Fiberglass products	2,287,280	3,848,426	4,140,608
	$300,807,958	$220,888,586	$186,074,463

Reclassifications - Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2011 presentation.  These reclassifications had no effect on stockholders’ equity or net loss as previously reported.

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-5, Presentation of Comprehensive Income, which requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  Entities will no longer have the option to present components of other comprehensive income (“OCI”) as part of the statement of stockholders’ equity.  In addition, the amended guidance requires entities to show the effect of items reclassified from OCI to net income on the face of the financial statements.  The amended guidance is required for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, and retrospective application is required.  The Company elected to early adopt this guidance which required the Company to change the presentation of comprehensive income but did not have an impact on its consolidated results.

2.                                      DISCONTINUED OPERATIONS.

Effective December 25, 2010, the Company decided to cease operations at its Woodburn, Oregon manufacturing facility.  The Oregon operations were discontinued due to the Company’s decision to exit this unprofitable geographic region. The Oregon facility and equipment are classified as held for sale as of December 31, 2011 and December 25, 2010, and an asset impairment charge of approximately $277,000 was taken during the year ended December 25, 2010.

The 2011 operating results for the Woodburn, Oregon location are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

	2011	2010	2009
Net sales	$3,372,508	$7,755,977	$5,961,193
Pretax loss from operations	(876,920)	(1,657,676)	(1,329,892)
Net loss	(876,920)	(1,657,676)	(817,883)

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.                                      DISCONTINUED OPERATIONS, Concluded

The Silver Crown facility in White Pigeon, Michigan was classified as held for sale as of December 25, 2010, and an asset impairment charge of approximately $483,000 was taken during the year ended December 25, 2010.  There were also additional losses incurred in 2010 relating to the wind down of the operations which are reflected in the 2010 Statement of Operations. During 2011, the Company entered into a lease agreement with an unrelated party and subsequently reclassified the facility from assets held for sale to property, plant, and equipment.

The operating results for the Silver Crown division are classified as discontinued operations as follows:

	2010	2009
Net Sales	$1,967,884	$3,966,995
Pretax loss from operations	(1,239,113)	(3,658,181)
Net loss	(1,239,113)	(2,209,541)

3.                                      INVESTMENTS.

Investment securities consist of the following:

	2011	2010
Intermediate bond fund-cost	$916,717	$1,200,268
Unrealized gains	7,299	8,563
Intermediate bond fund-fair value	$924,016	$1,208,831

Sales of securities were $304,755 and $1,470,067 during 2011 and 2010, respectively, and resulted in gains/(losses) of $(8,787) and $3,344, respectively.  Investment income (included in other income) consisted of dividend income and aggregated $12,852 and $36,536 for the years ended December 31, 2011 and December 25, 2010, respectively.

4.                                      INVENTORIES.

Inventories consist of the following:

	2011	2010
Raw materials	$21,791,169	$18,954,303
Work-in-progress	6,748,162	6,512,602
Finished goods	7,493,734	10,209,448

Total	$36,033,065	$35,676,353

5.                                      PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following:

	2011	2010
Land	$3,819,321	$3,636,590
Land improvements	5,725,384	5,459,087
Buildings	24,746,172	22,845,027
Leasehold improvements	6,891,079	6,855,209
Machinery and equipment	40,596,930	40,019,390
	81,778,886	78,815,303
Less, Accumulated depreciation and amortization	48,248,829	45,760,412

Property, plant and equipment, net	$33,530,057	$33,054,891

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT.

Long-term debt consists of the following:

	2011	2010
Revolving line of credit	$11,653,460	$25,525,881

Capital lease obligation under a sale / leaseback transaction, fixed rate of 5.5%, payable in monthly installments, with final maturity in April 2031, collateralized by real estate	3,528,374	—

Obligation under industrial development revenue bonds, variable rates, with final maturity in June 2015, collateralized by real estate	700,000	1,000,000

Term loan, payable in monthly installments including interest at a fixed rate of 2.75%, with final maturity in May 2013, collateralized by specific equipment	66,825	119,331

Total	15,948,659	26,645,212

Less, current maturities	246,192	25,874,365

Long-term debt	$15,702,467	$770,847

Revolving Line of Credit

On October 18, 2010, Supreme Industries, Inc. entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. ( “JPMC”) which agreement was effective as of September 30, 2010.  Under the terms of the agreement, JPMC agreed to provide the Company with a revolving line of credit of up to $30.0 million (previously $25.0 million) through December 31, 2011.  The line of credit was limited to $25.0 million until the Company met certain post-closing conditions, outlined in the agreement.  Interest on outstanding borrowings under the revolving line of credit was based on the bank’s prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined (effective rate of 5.09% at December 25, 2010).

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

Under the terms of the Credit Agreement, Lender agrees to provide to the Borrowers a revolving line of credit of up to $45.0 million, subject to a monthly borrowing base calculation.  The term of this revolving line of credit is for a period ending on September 14, 2015. Upon certain events of default or the failure to maintain the defined minimum percentage of availability, the Company will be required to comply with two financial covenants.  The financial covenants consist of a minimum fixed charge coverage ratio and limitations on annual capital expenditures. No events of default existed and the Company’s availability was in excess of the required amount as of December 31, 2011.

The amounts received in conjunction with the Credit Agreement have been used to repay in full all of the obligations of Borrowers owing to JPMorgan Chase Bank, N.A. under that certain Amended and Restated Credit Agreement dated as of September 30, 2010.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT, Continued

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

As of December 31, 2011, the outstanding balance under the Credit Agreement was approximately $11.7 million and the Company had unused credit capacity of approximately $12.3 million.  Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement, resulting in an effective rate of 3.04% at December 31, 2011.

In conjunction with the Credit Agreement, the Company incurred approximately $1.0 million of additional deferred financing costs, which were capitalized and are being amortized over the term of the facility.  The net book value of deferred financing costs associated with the JPMorgan credit agreement was written off in the amount of $0.8 million in the third quarter of 2011.

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.  Checks outstanding in excess of bank balances were $200,034 at December 31, 2011, and $3,125,881 at December 25, 2010.  The revolving line of credit also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.

Outstanding letters of credit related to the Company’s workers’ compensation insurance policies, aggregated $3.5 million for the years ended December 31, 2011, and December 25, 2010.  Under separate agreements, the Company had irrevocable letters of credit aggregating $0.9 million and $1.2 million at December 31, 2011 and December 25, 2010, respectively, in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

Maturities of long-term debt for each of the next five years are as follows: 2012-$246,192; 2013-$318,755; 2014-$307,520; 2015-$11,967,045; and 2016-$119,992.

Other Long-Term Debt

On March 24, 2011, Supreme Indiana entered into an Option Agreement (the “Option Agreement”) pursuant to which Supreme Indiana granted Barrett Gardner Associates, Inc. (“Barrett Gardner”), an entity which is owned by Messrs. William J. Barrett and Herbert M. Gardner, each a director of the Company, the right to purchase the Company’s California manufacturing facility (the “California Real Estate”).  This transaction was required by the Company’s former bank as a condition of the former credit agreement.  On May 12, 2011, Barrett Gardner assigned the Option Agreement to BFG2011 Limited Liability Company (“a related party”) (“Purchaser”).  Then, Purchaser exercised its rights under the Option Agreement and purchased the California Real Estate following which it leased such California Real Estate back to Supreme Indiana.  As part of the purchase price of the sale segment of the sale\leaseback transaction, Supreme Indiana received a 35.48% ownership interest (4,950 Common Units) in Purchaser, and Messrs. William J. Barrett, Herbert M. Gardner, and Edward L. Flynn (together) contributed $900,000 in cash for a (combined) 64.52% ownership interest in Purchaser (9,000 Preferred Units).

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT, Concluded

In accordance with the Option Agreement, Supreme Indiana and Purchaser entered into a Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated May 3, 2011 (as amended by that certain Amendment to Escrow Instructions dated as of the closing date, the “Purchase Agreement”) in which Purchaser agreed to purchase the California Real Estate for $4,100,000 comprised of the following amounts:  (a) a $100,000 deposit made pursuant to the Option Agreement, (b) $3,000,000 paid in cash at the closing, (c) a grant to Supreme Indiana of the 34% equity interest in Purchaser described above valued at $495,000 (included in other assets on the October 1, 2011 balance sheet), and (d) a credit in the amount of $505,000 based on the lack of brokerage commissions and the nature of the transaction.  Supreme Indiana paid the closing costs associated with the transaction including the escrow fees, transfer taxes, title policies, and other transaction costs.  Supreme Indiana has provided Purchaser with an agreement to indemnify Purchaser from losses, damages, and claims arising from the condition of the California Real Estate at closing and a breach by Supreme Indiana of its representations and warranties. Supreme Indiana’s indemnity obligations survive the closing of the sale.

Concurrently with the closing of the sale of the California Real Estate to Purchaser, Supreme Indiana leased from Purchaser the California Real Estate (the “Sale Leaseback Transaction”) for a term of twenty years pursuant to that certain Air Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease dated as of the closing date (the “Lease”).  The base rent for the first five years of the term is $24,000 per month.  The base rent will be adjusted after the fifth year of the Lease term to ensure that the base rent equates to fair market value and correlates to any increases in Purchaser’s financing costs.  The Lease is a triple net lease, and Supreme Indiana is responsible for payment of all costs relating to the leased premises, including state income taxes on rental income received.  Supreme Indiana has a purchase option and right of first refusal with respect to the California Real Estate through April 30, 2016.  In addition, Supreme Indiana has a one-time right of first offer with respect to the California Real Estate that continues until the expiration of the term of the Lease.  In connection with the Sale Leaseback Transaction, the Company received a fairness opinion issued by a third party valuation consultant stating that the proposed transactions were fair from a financial point of view to the Company (and its shareholders).

Due to the Company’s continuing involvement in the California Real Estate, the Sale Leaseback Transaction was not recognized as a sale of the property.  It is instead being accounted for as a financing transaction, and the Company has recorded the receipt of cash, the equity interest in the Purchaser, and the related obligation.

The outstanding principal amount of the obligation as of December 31, 2011 was $3.5 million, at an interest rate of 5.5%.  Of this amount $0.1 million, and $3.4 million, were included in current maturities of long term debt and long term debt, respectively, in the accompanying balance sheet at December 31, 2011.

7.                                      RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation.  The Company formerly maintained a policy to match thirty percent of each employee’s contributions up to seven percent of the employee’s compensation.  Effective September 1, 2008, however, the Company temporarily suspended this contribution match.  The Board of Directors may reinstate, increase, or decrease the Company’s contribution as business conditions permit.  There was no expense related to the plan for the years ended 2011, 2010, or 2009.

8.                                      STOCKHOLDERS’ EQUITY.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value) of which none have been issued.  The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Continued

Common Stock

No dividends were declared or paid during the years ended December 31, 2011 or December 25, 2010.

Convertible Class B Common Stock

Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis.  Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors rounded to the lowest whole number.  Holders of Class B Common Stock elect the remainder of the directors.

Restricted Stock

The following table summarizes the activity for the Company’s unvested restricted stock units and restricted stock for the twelve months ended December 31, 2011.

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 25, 2010	24,584	$3.32
Granted	—	n/a
Vested	(24,584)	3.32
Unvested, December 31, 2011	—	n/a

The total fair value of shares vested during the year ended December 31, 2011 was $81,545.

Stock Options

On October 29, 1998, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 1998 Stock Option Plan under which 886,469 shares of Class A Common Stock were reserved for grant.  This plan expired on October 29, 2008. On January 31, 2001, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2001 Stock Option Plan under which 891,990 shares of Class A Common Stock were reserved for grant. This plan expired on January 31, 2011. On January 23, 2004, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2004 Stock Option Plan, as recently amended, under which 1,297,440 shares of Class A Common Stock were reserved for grant.  Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Awards Committee.  The Amended and Restated 2004 Stock Option Plan also allows for awards of common stock including restricted stock awards. Options granted under the stock option plans generally vest and become exercisable in annual installments of 33 1/3% beginning on the first anniversary date, and the options expire five or seven years after the date of grant.  The Company generally issues new shares to satisfy stock option exercises.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Continued

The following table summarizes stock option activity:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 27, 2008	1,061,975	$5.65
Granted	196,000	1.56
Exercised	—	—
Forfeited	(11,893)	6.32
Outstanding, December 26, 2009	1,246,082	5.00
Granted	335,200	2.24
Exercised	(1,766)	1.42
Expired	(368,314)	6.33
Forfeited	(6,487)	6.15
Outstanding, December 25, 2010	1,204,715	3.83
Granted	—	—
Exercised	(32,726)	1.48
Expired	(7,385)	7.14
Forfeited	(7,983)	1.51
Outstanding, December 31, 2011	1,156,621	3.90

The weighted-average grant-date fair values of options granted during the fiscal years ended 2010 and 2009 were $1.16 and $0.81, respectively.  The total intrinsic value of options exercised during the fiscal years ended 2011 and 2010 approximated $47,152 and $3,323, respectively.  Total unrecognized compensation expense related to all share-based awards outstanding at December 31, 2011, is approximately $262,210 and is to be recorded over a weighted-average contractual life of 1.61 years.

Information about stock options outstanding and exercisable at December 31, 2011 is as follows:

	Outstanding			Exercisable
		Weighted -
		Average	Weighted -		Weighted -
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$6.15	12,974	0.43	$6.15	12,974	$6.15

6.52 - 7.17	335,172	1.34	6.58	335,172	6.58
5.78 - 6.36	85,240	2.33	6.00	85,240	6.00
5.73	6,487	3.05	5.73	6,487	5.73
4.72 - 5.34	96,795	3.35	4.99	96,795	4.99
1.41 - 1.42	108,086	3.83	1.42	108,086	1.42
1.55 - 1.71	176,667	4.49	1.56	124,000	1.57
2.67	10,000	5.18	2.67	3,333	2.67
2.23 - 2.45	325,200	5.75	2.25	148,400	2.28
	1,156,621	3.57	3.90	920,487	4.36

At December 31, 2011 and December 25, 2010, the aggregate intrinsic value of options exercisable approximated $269,841 and $224,368, respectively.  The intrinsic value of all options outstanding at December 31, 2011 and December 25, 2010 was approximately $369,906 and $568,925, respectively.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Concluded

At December 31, 2011 and December 25, 2010, there were exercisable options outstanding to purchase 920,487 and 732,481 shares at weighted average exercise prices of $4.36 and $4.97.

As of December 31, 2011, 23,238 shares were reserved for the granting of future share-based awards (stock options and restricted stock) compared to 17,905 shares at December 25, 2010.

9.                                      INCOME TAXES.

Income taxes (benefits) consist of the following:

	2011	2010	2009
Taxes (benefits) from continuing operations	$(401,000)	$499,625	$(3,774,810)
Taxes (benefits) from discontinued operations	—	—	(1,960,648)
	$(401,000)	$499,625	$(5,735,458)

Income taxes (benefits) from continuing operations consist of the following:

	2011	2010	2009
Federal:
Current	$(91,975)	$—	$(2,312,198)
Deferred	—	(586,045)	(1,301,286)
	(91,975)	(586,045)	(3,613,484)

State:
Current	(309,025)	86,485	396,900
Deferred	—	999,185	(558,226)
	(309,025)	1,085,670	(161,326)
Total	$(401,000)	$499,625	$(3,774,810)

The deferred tax assets and the deferred tax liabilities were as follows:

	2011	2010
Deferred tax assets:
Receivables	$77,000	$38,500
Inventories	762,541	1,108,928
Accrued liabilities	1,915,898	2,023,331
Stock-based compensation	—	52,234
Federal and State net operating losses and credit carryforwards	4,233,269	4,349,183
Other	41,983	38,329
Total deferred tax assets	7,030,691	7,610,505

Deferred tax liabilities:
Depreciation	(2,081,866)	(2,265,086)
Prepaids and other	(359,649)	(396,530)
Total deferred tax liabilities	(2,441,515)	(2,661,616)

Net deferred income tax assets (liabilities)	4,589,176	4,948,889
Valuation allowance	(4,589,176)	(4,948,889)
	$—	$—

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Continued

The ultimate realization of these deferred tax assets is dependent upon future taxable income.  Because the Company has incurred tax losses for the last three years, there is no certainty that the Company will realize the full benefit of these deferred tax assets.  Accordingly, a valuation allowance aggregating $4,948,889 was established at December 25, 2010, of this amount, $3,833,625 was allocated to continuing operations and $1,115,264 was allocated to discontinued operations. As of December 31, 2011 the valuation allowance is $4,589,176.

At December 31, 2011, the Company has a federal and state tax loss carryforwards of approximately $6.5 million and $22 million, respectively, available to offset future taxable income, expiring in various amounts through December 31, 2031.

A reconciliation of the provision for income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate (34% in 2011, 2010, and 2009) to income before income taxes is as follows:

	2011	2010	2009

Income taxes at statutory rate	$97,219	$(2,758,079)	$(3,226,640)
State income taxes, net of federal tax effect	60,704	(227,236)	(133,034)
Tax-exempt underwriting income of wholly-owned small captive insurance subsidiary	—	(404,600)	(404,600)
Research and development tax credits	(147,617)	(280,153)	(327,296)
Alternative fuel tax credit	(87,166)	(25,000)	(22,565)
Stock-based compensation	(35,685)	150,668	144,472
Valuation allowance	(359,713)	3,833,625	—
Other, net	71,258	210,400	194,853
Total	$(401,000)	$499,625	$(3,774,810)

Uncertain Tax Positions

The Company recognizes income tax benefits only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such tax benefit recorded is the largest amount that is more likely than not to be allowed.  A reconciliation of the change in the unrecognized tax benefits for the three years ended December 31, 2011 is as follows:

Unrecognized tax benefits at December 27, 2008	$675,200
Gross increases - tax positions in prior periods	330,058
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 26, 2009	1,005,258
Gross increases - tax positions in prior periods	34,796
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits at December 25, 2010	1,040,054
Gross increases - tax positions in prior periods	80,558
Gross increases - tax positions in current period	—
Settlements	—
Lapse of statute of limitations	(401,000)
Unrecognized tax benefits at December 31, 2011	$719,612

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Concluded

The entire balance of approximately $719,612 at December 31, 2011 relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.  The Company is subject to U.S. federal income tax as well as various state taxes.  The Company is no longer subject to examination by federal taxing authorities for the fiscal year ended 2006 and earlier.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for, and recognized during, the fiscal years ended 2011, 2010, and 2009 were immaterial.

10.                               COMMITMENTS AND CONTINGENCIES.

Lease Commitments and Related Party Transactions

The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from November 2012 through April 2016.  Certain of the lease agreements are with related parties for which related party rent expense was approximately $683,000 for each of the fiscal years ending 2011, 2010, and 2009, respectively.

Rent expense under all operating leases aggregated $758,834, $713,615, and $812,535 for the fiscal years ended 2011, 2010, and 2009, respectively.

At December 31, 2011, future minimum rental payments under noncancelable operating leases aggregated $2,576,635 and are payable as follows: 2012-$722,177; 2013-$710,016; 2014-$710,016; 2015-$425,426; and 2016-$9,000.

Kim Korth, President and Chief Executive Officer, is President of IRN, Inc. (“IRN”), a consulting firm that provides integrated market data, intelligence, and insight regarding suppliers in transportation equipment markets. The Company has employed the services of IRN since 2010.  The Company utilized the services of IRN during 2011 at a cost of approximately $389,000, including $288,000 after Ms. Korth was hired by the Company in February 2011.  Additional services at a cost of approximately $34,000 were utilized through February 3, 2012, at which time the services of IRN were terminated.

Consigned Inventories

The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities with the condition that the Company will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to the Company on a “restricted basis”, retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with General Motors and Ally Bank, the Company has not historically, nor expects to in the future, settle any related obligations in cash. Instead, the obligation is settled by General Motors upon reassignment of the chassis to an accepted dealer and the dealer is invoiced for the chassis by General Motors.  Accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis.  The finance or storage charges incurred on consigned chassis inventory, included in interest expense in the consolidated statements of operations, aggregated $140,971, $124,543, and $683,310 for the fiscal years ended 2011, 2010, and 2009, respectively.  At December 31, 2011 and December 25, 2010, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $22.3 million and $30.5 million, respectively.  Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Concluded

10.                               COMMITMENTS AND CONTINGENCIES, Concluded

Repurchase Commitments

The Company was contingently liable at December 31, 2011, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.  Under these arrangements, which are customary in the industry, the Company agrees to repurchase vehicles in the event of default by the retailer. The maximum repurchase liability is the total amount that would be paid upon the default of the Company’s independent dealers.  The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $4.8 million at December 31, 2011 and $3.7 million at December 25, 2010.  The risk of loss under these agreements is spread over several retailers. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.  The Company believes that any potential loss under the agreements in effect at December 31, 2011 will not be material.

Self-Insurance

The Company is self-insured for a portion of general liability ($100,000 per occurrence in 2011 and 2010), certain employee health benefits ($200,000 annually per employee with no annual aggregate), and workers’ compensation in certain states ($250,000 per occurrence with no annual aggregate).  The Company accrues for the estimated losses occurring from both asserted and unasserted claims.  The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

Other

The Company is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities.  Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.  The Company establishes accruals for matters that are probable and reasonably estimable.  Management believes that any liability that may ultimately result from the resolution of these matters in excess of accruals and/or amounts provided by insurance coverage will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

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

In October of 2011, the Company was named a defendant in a personal injury suit (Paul Gendrolis and Katherine Gendrolis v. Saxon Fleet Sales, Kolstad Company, and Supreme Industries, Inc.) which was filed in the United States District Court, District of Massachusetts.  The complaint seeks $10 million in damages based on allegations that a truck body manufactured by the Company contained an improperly installed plate or lip, which caused Paul Gendrolis to trip and become injured.  Claims alleged against the Company include negligence, breach of warranty, breach of consumer protection laws, and loss of consortium.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the Company and its subsidiaries.  The Company has insurance coverage for personal injury claims with the Company’s deductible being $250,000.

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  The complaint seeks a sum of approximately $7 million which the plaintiff alleges was paid for the fleet, costs of investigation and repairs, and incidental and consequential damages.  These allegations against the Company include breach of contract, breach of implied warranties of fitness and merchantability, and a request for declaratory judgment on the issue of revocation of acceptance of the fleet.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the Company and its subsidiaries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to		Column E
Column A	Beginning	Costs and	Column D	Balance End
Description	of Period	Expenses	Deductions(1)	of Period
Year ended December 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$100,000	$152,000	$52,000	$200,000

Year ended December 25, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$70,000	$52,000	$22,000	$100,000

Year ended December 26, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$290,000	$463,000	$683,000	$70,000

(1)  Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY DATA

	First	Second	Third	Fourth
2011 Quarter
Net sales, continuing operations	$68,399,975	$94,063,962	$72,811,268	$65,532,753
Gross profit, continuing operations	6,523,152	7,975,493	9,311,361	8,581,276
Net income (loss), continuing operations	(1,007,360)	(861,489)	1,548,205	1,884,502
Net income (loss), discontinued operations	(357,139)	(334,706)	(25,984)	(159,091)
Net income (loss), consolidated	(1,364,499)	(1,196,195)	1,522,221	1,725,411
Per share, consolidated:
Basic	(0.10)	(0.08)	0.10	0.11
Diluted	(0.10)	(0.08)	0.10	0.11

	First	Second	Third	Fourth
2010 Quarter
Net sales, continuing operations	$46,042,270	$58,894,666	$61,465,880	$54,485,770
Gross profit, continuing operations	3,846,301	6,141,422	6,001,465	2,421,269
Net income (loss), continuing operations	(2,019,728)	285,792	281,187	(7,179,543)
Net income (loss), discontinued operations	(388,680)	(447,857)	(455,057)	(1,605,195)
Net income (loss), consolidated	(2,408,408)	(162,065)	(173,870)	(8,784,738)
Per share, consolidated:
Basic	(0.17)	(0.01)	(0.01)	(0.62)
Diluted	(0.17)	(0.01)	(0.01)	(0.62)

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

ITEM 9A.                                       CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

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

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) occurred during the fiscal quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION.

On October 25, 2011, the Company approved an Ownership Transaction Incentive Plan (the “OTIP”).  Pursuant to the terms of the OTIP, upon a Change of Control (as defined in the OTIP), certain employees of the Company are entitled to receive a percentage of the difference between the per share value of the total cash proceeds or the per share fair market value of any other consideration received by the Company or the Company’s stockholders in connection with a Change of Control minus $2.50 (such amount being the “Value”) as described below with such amount then being multiplied by the number of outstanding shares of common stock of the Company immediately prior to the Change of Control.  The aggregate amount of payments to be made under the OTIP is equal to the number of outstanding shares of common stock immediately prior to the Change of Control multiplied by  the sum of (i) 7% multiplied by the Value until the value reaches $5.00, plus (ii) 8% multiplied by the amount of any Value above $5.00 and up to $7.00, plus (iii) 9% multiplied by the amount of any Value above $7.00.  For example, if a Change of Control occurs in which the Company’s common stock is sold for $9.00 per share, then the aggregate amount of payments to be made is equal to the number of outstanding shares of common stock immediately prior to the Change of Control multiplied by $0.52 (which is the sum of (i) 7% multiplied by $2.50 (the Value up to $5.00); (ii) 8% multiplied by $2.00 (the Value between $5.00 and $7.00) and (iii) 9% multiplied by $2.00 (the Value over $7.00)).  Certain employees are eligible to participate in the OTIP upon a Change of Control.  The current participants and their percentages of the aggregate amount are as follows:  Kim Korth — 24%; Matt Long — 17%; Bob Besse — 11.75%; Mike Oium — 11.75%; Tom Beard — 11.75%; and Jackie Daniels — 11.75%.  The remaining 12% of the aggregate amount is reserved for future grant.  If prior to a Change of Control, any of the current participants in the OTIP resign from the Company or are terminated for Cause (as defined in the OTIP), such participant shall immediately forfeit any rights to receive payment under the OTIP.  If prior to a Change of Control, any of the current participants in the OTIP are terminated without Cause, such participant’s right to receive a percentage of the aggregate amount described above upon a Change of Control shall be forfeited six months (12 months for Ms. Korth) after the termination without Cause.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2012 annual stockholders’ meeting.

ITEM 11.                                         EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2012 annual stockholders’ meeting.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2012 annual stockholders’ meeting.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2012 annual stockholders’ meeting.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2012 annual stockholders’ meeting.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	The following financial statements and financial statement schedule are included in Item 8 herein:

	1.	Financial Statements

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and December 25, 2010

Consolidated Statements of Operations for the years ended December 31, 2011, December 25, 2010 and December 26, 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, December 25, 2010 and December 26, 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 25, 2010 and December 26, 2009

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

	3.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPREME INDUSTRIES, INC.

Date:	March 28, 2012	By:	/s/Kim Korth
Kim Korth,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Herbert M. Gardner	Chairman of the Board	March 28, 2012
Herbert M. Gardner

/s/Kim Korth	President, Chief Executive Officer	March 28, 2012
Kim Korth	and Director (Principal Executive Officer)

/s/William J. Barrett	Executive Vice President, Secretary,
William J. Barrett	Assistant Treasurer and Director	March 28, 2012

/s/Matthew W. Long	Chief Financial Officer, Treasurer and	March 28, 2012
Matthew W. Long	Assistant Secretary (Principal
Financial and Accounting Officer)

/s/Robert J. Campbell	Director	March 28, 2012
Robert J. Campbell

/s/Edward L. Flynn	Director	March 28, 2012
Edward L. Flynn

/s/Mark C. Neilson	Director	March 28, 2012
Mark C. Neilson

/s/Wayne A. Whitener	Director	March 28, 2012
Wayne A. Whitener

/s/Robert W. Wilson	Director	March 28, 2012
Robert W. Wilson

INDEX TO EXHIBITS

Exhibit	Description

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

Exhibit	Description

10.14

Indemnification Agreement by and among Supreme Industries, Inc. and Kim Korth dated September 23, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2011, and incorporated herein by reference.

10.15

Indemnification Agreement by and among Supreme Industries, Inc. and Matthew W. Long dated December 29, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2012, and incorporated herein by reference.

10.16

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

10.18

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

10.19

Pledge and Security Agreement dated as of September 30, 2010, by and between Supreme Industries, Inc. and JPMorgan Chase Bank, N.A., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 21, 2010, and incorporated herein by reference.

10.20

Credit Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and certain of its subsidiaries identified on the signature pages thereof, and Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2011, and incorporated herein by reference.

10.21

Security Agreement by and among Supreme Industries, Inc., the other loan parties thereto, and Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2011, and incorporated herein by reference.

10.22

General Continuing Guaranty by and among Supreme Industries, Inc. and certain of its subsidiaries identified on the signature pages thereof, in favor of Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 20, 2011, and incorporated herein by reference.

10.23

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate, dated May 3, 2011, by and between Supreme Indiana Operations, Inc. and BFG2011 Limited Liability Company, filed as Exhibit 10.6 to the Company’s Quarterly Report, Amendment No. 1 on Form 10-Q/A filed on March 26, 2012, and incorporated herein by reference.

10.24

Amendment to Escrow Instructions to Chicago Title Company, dated May 9, 2011, executed by Supreme Indiana Operations, Inc., filed as Exhibit 10.7 to the Company’s Quarterly Report, Amendment No. 1 on Form 10-Q/A filed on March 26, 2012, and incorporated herein by reference.

10.25

AIR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease — Net, dated May 12, 2011, by and between Supreme Indiana Operations, Inc. and BFG2011 Limited Liability Company, filed as Exhibit 10.8 to the Company’s Quarterly Report, Amendment No. 1 on Form 10-Q/A filed on March 26, 2012, and incorporated herein by reference.

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

10.30

Employment Contract between Supreme Indiana Operations, Inc. and Robert W. Wilson dated to be effective May 1, 2011, filed as Exhibit 10.5 to the Company’s Quarterly Report, Amendment No. 1 on Form 10-Q/A filed on March 26, 2012, and incorporated herein by reference.

10.31

Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc., and Kim Korth dated to be effective February 1, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10.32

Addendum Number One to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth, dated to be effective August 1, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2011, and incorporated herein by reference.

10.33

Addendum Number Two to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth, dated to be effective September 1, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011, and incorporated herein by reference.

10.34

Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth, dated to be effective September 23, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011, and incorporated herein by reference.

10.35

Employment Agreement by and among Supreme Industries, Inc and Matthew W. Long, dated December 29, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012, and incorporated herein by reference.

* 10.36	Ownership Transaction Incentive Plan.

* 21.1	Subsidiaries of the Registrant.

* 23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 26, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*   Filed herewith.