Form 10-Q
period 2012-03-31
SUPREME INDUSTRIES INC
filed 2012-05-11
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at May 8, 2012
Class A	13,487,536
Class B	1,716,937

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,253	$106,833
Investments	924,016	924,016
Accounts receivable, net	26,210,430	24,115,578
Inventories	43,773,082	36,033,065
Other current assets	7,891,061	8,303,579
Total current assets	78,863,842	69,483,071

Property, plant and equipment, at cost	84,166,528	81,778,886
Less, Accumulated depreciation and amortization	48,814,361	48,248,829
Property, plant and equipment, net	35,352,167	33,530,057

Other assets	1,506,269	1,683,718
Total assets	$115,722,278	$104,696,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$247,871	$246,192
Trade accounts payable	24,470,215	21,424,434
Accrued income taxes	719,611	719,611
Other accrued liabilities	12,307,913	11,293,651
Total current liabilities	37,745,610	33,683,888

Long-term debt	20,035,242	15,702,467
Total liabilities	57,780,852	49,386,355

Stockholders’ equity	57,941,426	55,310,491
Total liabilities and stockholders’ equity	$115,722,278	$104,696,846

See accompanying Notes to Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Net sales	$72,519,627	$68,399,974
Cost of sales	61,627,719	61,876,822
Gross profit	10,891,908	6,523,152

Selling, general and administrative expenses	8,548,390	6,997,964
Legal settlement and related costs	—	313,443
Other income	(478,948)	(60,753)
Operating income (loss)	2,822,466	(727,502)

Interest expense	264,749	279,858
Income (loss) from continuing operations before income taxes	2,557,717	(1,007,360)

Income tax expense	—	—
Income (loss) from continuing operations	2,557,717	(1,007,360)

Discontinued operations
Operating loss of discontinued Oregon operations, net of tax	—	(357,139)
Net income (loss)	$2,557,717	$(1,364,499)

Other comprehensive income	—	3,448
Total comprehensive income (loss)	$2,557,717	$(1,361,051)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.17	$(0.07)
Loss from discontinued operations	—	(0.03)
Net income (loss) per share	$0.17	$(0.10)

Shares used in the computation of income (loss) per share:
Basic	15,161,149	14,360,917
Diluted	15,380,960	14,360,917

See accompanying Notes to Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,	April 2,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,557,717	$(1,364,499)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	796,610	768,126
Provision for losses on doubtful receivables	—	46,065
Stock-based compensation expense	56,411	153,786
Gains on sale of property, plant and equipment, net	(325,644)	—
Changes in operating assets and liabilities	(5,682,560)	(3,901,593)
Net cash from operating activities	(2,597,466)	(4,298,115)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,561,707)	(308,868)
Proceeds from sale of property, plant and equipment	664,146	—
Proceeds from sale of investments	—	277,643
Decrease in other assets	102,186	2,186
Net cash from investing activities	(1,795,375)	(29,039)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	72,542,810	22,482,981
Repayments of revolving line of credit and other long-term debt	(68,208,356)	(19,057,402)
Proceeds from exercise of stock options	16,807	7,526
Net cash from financing activities	4,351,261	3,433,105

Change in cash and cash equivalents	(41,580)	(894,049)

Cash and cash equivalents, beginning of period	106,833	1,050,047
Cash and cash equivalents, end of period	$65,253	$155,998

See accompanying Notes to Consolidated Financial Statements.

SUPREME INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.  The December 31, 2011 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended March 31, 2012 and April 2, 2011 are for 13 and 14-week periods, respectively.

NOTE 2 — DISCONTINUED OPERATIONS

Effective December 25, 2010, the Company decided to cease operations at its Woodburn, Oregon manufacturing facility.  The Oregon operations were discontinued due to the Company’s decision to exit this unprofitable geographic region.  The amount of Oregon business expected to be retained is insignificant.  The Oregon facility and equipment are classified as held for sale as of March 31, 2012 and December 31, 2011 and are included in other current assets in the accompanying balance sheet.

The 2011 operating results for the Woodburn, Oregon location are classified as discontinued operations as follows:

Three Months Ended
April 2,
2011
Net sales	$2,820,655
Pretax loss from operations	$(357,139)
Net loss	$(357,139)

NOTE 3 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$27,923,506	$21,791,169
Work-in-progress	6,493,275	6,748,162
Finished goods	9,356,301	7,493,734
	$43,773,082	$36,033,065

NOTE 4 — OTHER CURRENT ASSETS

Other current assets include assets held for sale of $4.9 million and $5.2 million at March 31, 2012, and December 31, 2011, respectively.

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

Level 2: Significant other observable inputs (other than Level 1 prices such as quoted prices for similar assets or liabilities); quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of March 31, 2012, and December 31, 2011, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of March 31, 2012, and December 31, 2011, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 6 — LONG TERM DEBT

Revolving Line of Credit

On September 14, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC (the “Lender”). As of March 31, 2012, the outstanding balance under the Credit Agreement was approximately $16.0 million and the Company had unused credit capacity of approximately $18.5 million.  Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective rate of 3.23% at March 31, 2012.

Other Long Term Debt

During 2011, the Company entered into a capital lease under a sale/leaseback transaction involving its California facility. The outstanding principal amount of the obligation as of March 31, 2012 was $3.5 million with an interest rate of 5.5%.  Of this amount $0.1 million and $3.4 million were included in current maturities of long term debt and long term debt, respectively, in the accompanying balance sheet as of March 31, 2012.

NOTE 7 — LOSS PER SHARE

The assumed exercise or issuance of 251,725 shares for the three-month period ended April 2, 2011, relating to stock plans was not included in the computation of diluted loss per share. Inclusion of these shares in the period would have been antidilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the three months ended March 31, 2012:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 31, 2011	1,156,621	$3.90
Granted	—	n/a
Exercised	(11,237)	1.50
Expired	—	n/a
Forfeited	(43,236)	5.45
Outstanding, March 31, 2012	1,102,148	$3.86

As of March 31, 2012, outstanding exercisable options had an intrinsic value of $512,847 and a weighted-average remaining contractual life of 3.36 years.

Total unrecognized compensation expense related to all share-based awards outstanding at March 31, 2012, was approximately $205,800 and will be recorded over a weighted average contractual life of 1.41 years.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  The complaint seeks a sum of approximately $7 million which the plaintiff alleges was paid for the fleet, costs of investigation and repairs, and incidental and consequential damages.  These allegations against the Company include breach of contract, breach of implied warranties of fitness and merchantability, and a request for declaratory judgment on the issue of revocation of acceptance of the fleet.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management is vigorously defending the Company and its subsidiaries.

NOTE 10 — MANAGEMENT CHANGES

On March 30, 2012, Kim Korth resigned as a director and the President and Chief Executive Officer of the Company to return to the vehicle and transportation consulting firm, IRN, Inc., which she owns and is the president.  On May 3, 2012, the Company and its wholly-owned subsidiary Supreme Indiana Operations, Inc., and Ms. Korth entered into a Separation Agreement and Release (the “Separation Agreement”) in connection with Ms. Korth’s resignation. Pursuant to the Separation Agreement, assuming Ms. Korth complies with the terms of the Separation Agreement and the portions of her employment agreement dated September 23, 2011 that will remain in effect as set forth in the Separation Agreement, she will be paid (i) nine months’ salary ($285,000) over a nine-month period and (ii) an annual bonus for 2011 of $75,000. These amounts have been accrued for and are included in other accrued liabilities in the accompanying balance sheet as of March 31, 2012. In addition, she remains eligible for (i) a pro rata portion of her annual bonus for 2012 based on the annual bonus terms set forth in her employment agreement dated September 23, 2011 and (ii) the benefits upon a “change in control” pursuant to the Company’s ownership transaction incentive plan until March 30, 2013, and the Company will reimburse her legal expenses up to $23,000.  Ms. Korth and the Company have provided mutual releases to each other and Ms. Korth has agreed to certain confidentiality obligations.

On March 30, 2012, Matthew W. Long, the Company’s Chief Financial Officer, Treasurer and Assistant Secretary, assumed the position of interim Chief Executive Officer.  The Company is conducting a formal search for a permanent Chief Executive Officer.

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

The Company utilizes a nationwide direct sales and distribution network consisting of approximately 40 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial truck dealers.  The Company’s manufacturing and service facilities are located in seven states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand-name recognition, extensive product offerings, bailment chassis arrangements, and product innovation competitively positions Supreme with a strategic footprint in the markets it serves.

The Company and its product offerings are affected by various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis, and the availability of credit and financing to the Company, our vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings. The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Management Changes

On March 30, 2012, Kim Korth resigned as a director and the President and Chief Executive Officer of the Company to return to the vehicle and transportation consulting firm, IRN, Inc., which she owns and is the president.  On May 3, 2012, the Company and its wholly-owned subsidiary Supreme Indiana Operations, Inc., and Ms. Korth entered into a Separation Agreement and Release (the “Separation Agreement”) in connection with Ms. Korth’s resignation. Pursuant to the Separation Agreement, assuming Ms. Korth complies with the terms of the Separation Agreement and the portions of her employment agreement dated September 23, 2011 that will remain in effect as set forth in the Separation Agreement, she will be paid (i) nine months’ salary ($285,000) over a nine-month period and (ii) an annual bonus for 2011 of $75,000. These amounts have been accrued for and are included in other accrued liabilities in the accompanying balance sheet as of March 31, 2012. In addition, she remains eligible for (i) a pro rata portion of her annual bonus for 2012 based on the annual bonus terms set forth in her employment agreement dated September 23, 2011 and (ii) the benefits upon a “change in control” pursuant to the Company’s ownership transaction incentive plan until March 30, 2013, and the Company will reimburse her legal expenses up to $23,000. Ms. Korth and the Company have provided mutual releases to each other and Ms. Korth has agreed to certain confidentiality obligations.

On March 30, 2012, Matthew W. Long, the Company’s Chief Financial Officer, Treasurer and Assistant Secretary, assumed the position of interim Chief Executive Officer.  The Company is conducting a formal search for a permanent Chief Executive Officer.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto elsewhere in this document and pertains to continuing operations unless otherwise noted.

Overview

Supreme experienced losses for each of the three years ending in December of 2010 and the first two quarters of 2011. That is why it is significant that the first quarter of 2012 represented our third consecutive profitable quarter following these earlier loss periods which occured during the dramatic downturn in the truck body industry. Net income from continuing operations was $2.6 million, or $0.17 per diluted share, compared with a loss from continuing operations of $1.0 million, or ($0.07) per share, in the prior-year first quarter. Higher truck and bus division sales in the first quarter of 2012 resulted from an improved retail truck market and better bus product mix versus the comparable quarter a year ago. The elevated sales coupled with continued operational improvements in the first quarter of 2012 resulted in a quarterly gross margin of 15%, our highest since 2002. We experienced higher levels of general and administrative expenses due to unusual expenses and we expect these costs to decrease during the second half of 2012.

During the fourth quarter of 2011, we began a major renovation project at our main truck production facility in Goshen, Indiana. The project includes establishing a state-of-the-art production facility which will be used as the model for renovating each of our manufacturing facilities across the country. During the first quarter of 2012, we invested $1.8 million of an anticipated investment of approximately $7.2 million over the next three years and we received $1.5 million of conditional tax credits, as well as property tax abatements, from state and local authorities in support of these investments. These renovation projects are intended to substantially increase our efficiencies, improve the employee work experience, and reduce operating costs.

Our sales backlog remained solid at the end of the first quarter of 2012 and totaled $107 million at quarter end compared with $133 million a year ago. While comparatively lower than the prior-year period, we believe our improved pricing discipline has resulted in a more profitable backlog.

As we move throughout 2012, and continue to position the Company for profitable growth, our key areas of focus include:

•                  Elevating the buying experience for our customers by listening to their needs and exceeding their expectations throughout the buying cycle;

•                  Improvement of materials sourcing nationwide;

•                  Making strategic investments to ensure that our employees view the Company as a great place to work and are proud to be members of the Supreme team;

•                  Ongoing product development initiatives, particularly in our armored division;

•                  Continued refinement and monitoring of recently implemented pricing disciplines;

•                  Further product line rationalization efforts to improve our gross margins and remain focused on our core truck, bus, and armored products; and

•                  Investment in and implementation of perpetual inventory systems and processes at all locations.

We continue to aggressively review all aspects of our business to identify additional profit improvement opportunities.

Net Sales

Net sales for the three months ended March 31, 2012 increased $4.1 million, or 6.0%, to $72.5 million as compared with $68.4 million for the three months ended April 2, 2011. The following table presents the components of net sales and the changes from period to period:

	Three Months Ended
($000’s omitted)	March 31, 2012	April 2, 2011	Change
Specialized vehicles:
Trucks	$49,180	$45,961	$3,219	7.0%
Buses	18,092	16,093	1,999	12.4
Armored vehicles	4,402	5,763	(1,361)	(23.6)
	71,674	67,817	3,857	5.7
Fiberglass products	846	583	263	45.2
	$72,520	$68,400	$4,120	6.0%

Truck division sales increased by $3.2 million, or 7.0%, for the three months ended March 31, 2012, primarily due to an improved retail market and the initial shipments of large national fleet orders. Although market demand remains below 2007 (pre-recession) levels, we expect retail truck market conditions to demonstrate continued improvement in the near-term.

Bus division sales increased by $2.0 million, or 12.4%, for the three months ended March 31, 2012, primarily due to increased unit shipments and higher average selling prices due to a favorable product mix. The bus market remains very price competitive, due to a highly-competitive state and municipal government contract bid process.

Armored division sales decreased by $1.4 million, or 23.6%, for the three months ended March 31, 2012, primarily due to a reduction in orders from key customers and a slowdown of orders received from our contract with the U.S. Department of State to produce armored SUVs for embassies abroad. In an attempt to diversify our customer base, we have developed additional niche applications for existing products and expect to benefit from these efforts as we progress through 2012.

Cost of sales and gross profit

Gross profit increased by $4.4 million, or 67.0%, to $10.9 million for the three months ended March 31, 2012, as compared with $6.5 million for the three months ended April 2, 2011. The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended
	March 31, 2012	April 2, 2011	Percent Change
Material	56.4%	60.2%	(3.8)%
Direct Labor	12.3	13.9	(1.6)
Overhead	14.0	14.3	(0.3)
Delivery	2.3	2.1	0.2
Cost of sales	85.0	90.5	(5.5)
Gross profit	15.0%	9.5%	5.5%

Material — Material cost as a percentage of net sales decreased by 3.8% for the three months ended March 31, 2012, as compared with the corresponding period in 2011.  The decrease in the material percentage was due in part to favorable product mix and improved pricing disciplines. The potential for future raw material cost increases remains a concern for certain commodities (including but not limited to aluminum, steel, and wood).  The Company closely monitors major commodities to identify raw material cost escalations and attempts to remain material-neutral by increasing the price of its products as markets will allow and having material adjustment clauses in most key customer contracts.

Direct Labor — Direct labor as a percentage of net sales decreased by 1.6% for the three months ended March 31, 2012, as compared with the corresponding period in 2011.  The decrease in the direct labor percentage was due in part to efficiencies gained by producing increased quantities of similar fleet units.  Fleet units typically are less customized than special-purpose retail trucks and require fewer direct labor hours to produce.  Additionally, efficiencies were achieved at certain locations resulting from the use of real time metrics on labor utilization and product redesign initiatives for more efficient production.

Overhead — Manufacturing overhead as a percentage of net sales decreased by 0.3% for the three months ended March 31, 2012, as compared with the corresponding period in 2011. The overall overhead percentage declined primarily due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.

Delivery — Delivery as a percentage of net sales increased by 0.2% for the three months ended March 31, 2012, as compared with the corresponding period in 2011. The Company continues to identify and utilize more cost-effective delivery methods to counteract the adverse impact of high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $1.5 million, or 22.2%, to $8.5 million for the three months ended March 31, 2012, as compared with $7.0 million for the three months ended April 2, 2011. The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended
($000’s omitted)	March 31, 2012		April 2, 2011		Change
Selling expenses	$2,565	3.5%	$2,438	3.6%	$127	(0.1)%
G&A expenses	5,983	8.3	4,560	6.6	1,423	1.7
Total	$8,548	11.8%	$6,998	10.2%	$1,550	1.6%

Selling expenses — Selling expenses increased $0.1 million for the first quarter of 2012 compared to the first quarter of 2011.  As a percentage of net sales, selling expenses remained relatively flat.

G&A expenses — G&A expenses increased $1.4 million for the first quarter of 2012 compared to the first quarter of 2011.  As a percentage of net sales G&A expenses increased 1.7% for the quarter ended March 31, 2012, as compared with the corresponding period in 2011. The increase was the result of several factors including severance costs and payroll-related costs associated with our improved profitability.  Additionally, as a result of changes in senior management, payroll and related benefits increased in the 2012 period compared to the 2011 period.

Other income

Other income was $0.5 million for the three months ended March 31, 2012, compared with $0.1 million for the three months ended April 2, 2011. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.  During the first quarter of 2012, the Company realized a gain of approximately $0.3 million on the sale of real estate.

Legal settlement and related costs

The Company settled a lawsuit during the second quarter of 2011. The legal settlement and related costs were $0.3 million for the three months ended April 2, 2011. No additional legal costs related to this lawsuit were incurred after settlement.

Interest expense

Interest expense was $0.3 million for the three months ended March 31, 2012, and April 2, 2011. The effective interest rate on bank borrowings was 3.2% at quarter end, and we were in compliance with all provisions of our Credit Agreement.

Income taxes

The Company did not record income tax expense for the quarter ended March 31, 2012, due to net operating loss carryforwards totaling $6.5 million for federal tax purposes and approximately $22 million for state tax purposes. Additionally, the Company had research and experiment credits totaling $0.3 million for federal tax purposes and $0.5 million for state tax purposes.  Given the accumulated net operating tax losses, it is currently more likely than not that these deferred tax assets will not be realized. Accordingly, after consideration of all positive and negative factors the Company provided a valuation allowance for the deferred tax assets net of the deferred tax liabilities expected. The valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.

Net income (loss) from continuing operations

Net income from continuing operations increased by $3.6 million to $2.6 million (3.5% of net sales) for the three months ended March 31, 2012, from a net loss of $1.0 million (1.5% of net sales) for the three months ended April 2, 2011.

Discontinued operations

Discontinued operations include the operating results as well as impairment charges for related buildings and equipment.  The Company decided to discontinue its Oregon operations in December of 2010. Accordingly, the Company has classified the prior period results for Oregon as discontinued operations.  The operations were ceased in the first quarter of 2011 due to the Company’s decision to exit this unprofitable geographic region.  The after-tax loss from the discontinued operations was $0.4 million for the three months ended April 2, 2011.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from period to period:

	Three Months Ended
	March 31, 2012	April 2, 2011	Change
Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.17	$(0.07)	$0.24
Loss from discontinued operations	—	(0.03)	0.03
Net income (loss)	$0.17	$(0.10)	$0.27

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under a credit facility entered into by the Company.  Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditure needs.

Operating activities

Cash flows from operations represent the net income earned, or net loss sustained, in the reported periods adjusted for non-cash charges coupled with changes in operating assets and liabilities. Cash used in operating activities totaled $2.6 million for the three months ended March 31, 2012, as compared with $4.3 million for the three months ended April 2, 2011. Cash from operating activities was unfavorably impacted during the first quarter of 2012 by a $7.7 million increase in inventories and a $2.1 million increase in trade accounts receivable. This was partially offset by a $3.0 million increase in trade accounts payable. The increases in working capital components reflect elevated levels of business activity resulting from the large fleet orders generally shipped during the first and second quarters.

Investing activities

Cash used in investing activities was $1.8 million for the three months ended March 31, 2012 as compared with minimal cash used in investing activities for the three months ended April 2, 2011.  During the first three months of 2012, the Company’s capital expenditures totaled $2.6 million consisting primarily of the previously mentioned capital investments in our Indiana facilities. Additionally, we received $0.7 million from the sale of property, plant, and equipment, including $0.5 million from the sale of our Florida sales/service facility.

Financing activities

Financing activities provided $4.4 million of cash for the three months ended March 31, 2012 as compared with cash provided of $3.4 million for the three months ended April 2, 2011. The Company borrowed against its revolving line of credit in the amount of $4.4 million during the three months ended March 31, 2012. The additional borrowings were used to fund the elevated working capital needs typical for the first half of our year to support seasonal fleet orders.

Capital Resources

Revolving Line of Credit

On September 14, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC (the “Lender”). As of March 31, 2012, the outstanding balance under the Credit Agreement was approximately $16.0 million, and the Company had unused credit capacity of approximately $18.5 million.  Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement, resulting in an effective rate of 3.23% at March 31, 2012.

Other Long Term Debt

During 2011, the Company entered into a capital lease under a sale/leaseback transaction involving its California facility. The outstanding principal amount of the obligation as of March 31, 2012, was $3.5 million with an interest rate of 5.5%.  Of this amount $0.1 million and $3.4 million were included in current maturities of long term debt and long term debt, respectively, in the accompanying balance sheet at March 31, 2012.

Summary of Liquidity and Capital Resources

The Company’s primary capital needs are for working capital demands, to meet its debt service obligations, and to finance capital expenditure requirements.  The Company has a substantial asset collateral base and a strong equity position which management believes adequately supports the outstanding revolving line of credit.  Additionally, the Company is completing plans to sell certain idled assets which, if completed, will provide additional liquidity to reduce borrowings under the Company’s revolving line of credit.

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated condensed financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, fair value of assets held for sale, accrued insurance, and accrued warranty.

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

Fair Value of Assets Held for Sale — Assets held for sale are carried at fair value less costs to dispose. The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The Company estimates the fair value of its properties held for sale based on appraisals and other current market data.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, limitations on the availability of chassis on which the Company’s products are dependent, availability of raw materials, raw material cost increases, and severe interest rate increases.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows, and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 31, 2011.

ITEM 4.                  CONTROLS AND PROCEDURES.

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

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

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  The complaint seeks a sum of approximately $7 million which the plaintiff alleges was paid for the fleet, costs of investigation and repairs, and incidental and consequential damages.  These allegations against the Company include breach of contract, breach of implied warranties of fitness and merchantability, and a request for declaratory judgment on the issue of revocation of acceptance of the fleet.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management is vigorously defending the Company and its subsidiaries.

ITEM 1A.                                            RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A: Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, which is herein incorporated by reference.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 15, 2012, the Company issued 350,000 shares of the Company’s Class A Common Stock to The Armored Group (“TAG”) pursuant to a Civil Settlement Agreement between the parties under the terms of which a lawsuit filed by TAG against affiliates of the Company was dismissed.  The issuance of the shares was exempt from registration pursuant to Rule 506 promulgated pursuant to the Securities Act of 1933, as amended.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.                                                     MINE SAFETY DISCLOSURES.

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

Exhibit 3.4	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.
Exhibit 10.1

Separation Agreement and Release by and among Supreme Industries, Inc. and Supreme Indiana Operations, Inc., on the one hand, and Kim Korth, on the other hand, dated as of May 3, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2012, and incorporated herein by reference.

Exhibit 31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Matthew W. Long
DATE: May 11, 2012
Interim Chief Executive Officer and Chief
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

Exhibit 3.4	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.
Exhibit 10.1

Separation Agreement and Release by and among Supreme Industries, Inc. and Supreme Indiana Operations, Inc., on the one hand, and Kim Korth, on the other hand, dated as of May 3, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2012, and incorporated herein by reference.

Exhibit 31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 11, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.