Form 10-Q
period 2012-06-30
SUPREME INDUSTRIES INC
filed 2012-08-14
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at August 3, 2012
Class A	13,502,409
Class B	1,716,937

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,160	$106,833
Investments	930,665	924,016
Accounts receivable, net	26,873,415	22,040,297
Inventories	45,456,056	38,134,862
Deferred income taxes	1,454,661	—
Other current assets	7,046,529	8,303,579
Total current assets	81,800,486	69,509,587

Property, plant and equipment, at cost	85,564,176	81,778,886
Less, Accumulated depreciation and amortization	49,509,613	48,248,829
Property, plant and equipment, net	36,054,563	33,530,057

Other assets	1,415,934	1,683,718
Total assets	$119,270,983	$104,723,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$241,070	$246,192
Trade accounts payable	19,983,370	21,424,434
Accrued income taxes	837,112	719,611
Other accrued liabilities	13,167,357	11,697,311
Total current liabilities	34,228,909	34,087,548

Long-term debt	20,999,097	15,702,467
Deferred income taxes	1,012,344	—
Total liabilities	56,240,350	49,790,015

Stockholders’ equity	63,030,633	54,933,347
Total liabilities and stockholders’ equity	$119,270,983	$104,723,362

See accompanying Notes to Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net sales	$84,574,041	$94,719,547	$156,740,862	$162,103,686
Cost of sales	71,059,856	86,655,206	132,410,960	147,632,392
Gross profit	13,514,185	8,064,341	24,329,902	14,471,294

Selling, general and administrative expenses	8,239,242	6,909,473	16,787,632	13,907,437
Legal settlement and related costs	—	1,868,648	—	2,182,091
Other income	(113,192)	(393,851)	(592,140)	(454,604)
Operating income (loss)	5,388,135	(319,929)	8,134,410	(1,163,630)

Interest expense	315,061	452,712	579,810	732,571
Income (loss) from continuing operations before income taxes	5,073,074	(772,641)	7,554,600	(1,896,201)

Income tax benefit	(324,317)	—	(324,317)	—
Income (loss) from continuing operations	5,397,391	(772,641)	7,878,917	(1,896,201)

Discontinued operations
Operating loss of discontinued Oregon operations, net of tax	—	(334,706)	—	(691,845)
Net income (loss)	$5,397,391	$(1,107,347)	$7,878,917	$(2,588,046)

Other comprehensive income	747	3,163	747	6,611
Total comprehensive income (loss)	$5,398,138	$(1,104,184)	$7,879,664	$(2,581,435)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.36	$(0.05)	$0.52	$(0.13)
Loss from discontinued operations	—	(0.02)	—	(0.05)
Net income (loss) per basic share	$0.36	$(0.07)	$0.52	$(0.18)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.35	$(0.05)	$0.51	$(0.13)
Loss from discontinued operations	—	(0.02)	—	(0.05)
Net income (loss) per diluted share	$0.35	$(0.07)	$0.51	$(0.18)

Shares used in the computation of income (loss) per share:
Basic	15,192,169	14,590,397	15,176,659	14,471,570
Diluted	15,466,711	14,590,397	15,440,473	14,471,570

See accompanying Notes to Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,	July 2,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$7,878,917	$(2,588,046)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,581,700	1,911,607
Treasury stock issued for legal settlement	—	2,184,000
Stock-based compensation expense	143,222	347,528
Gains on sale of property, plant and equipment, net	(298,110)	(275,625)
Changes in operating assets and liabilities	(11,550,338)	(3,647,219)

Net cash from operating activities	(2,244,609)	(2,067,755)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,986,551)	(888,107)
Proceeds from sale of property, plant and equipment	674,349	418,890
Purchases of investments	(6,649)	—
Proceeds from sale of investments	—	272,739
Decrease (increase) in other assets	129,878	(18,791)

Net cash from investing activities	(3,188,973)	(215,269)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	157,468,915	57,144,275
Repayments of revolving line of credit and other long-term debt	(152,177,407)	(55,743,794)
Proceeds from exercise of stock options	74,401	39,709

Net cash from financing activities	5,365,909	1,440,190

Change in cash and cash equivalents	(67,673)	(842,834)

Cash and cash equivalents, beginning of period	106,833	1,050,047

Cash and cash equivalents, end of period	$39,160	$207,213

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended June 30, 2012 and July 2, 2011 are for 13-week periods, respectively. The results of operations for the six months ended June 30, 2012 and July 2, 2011 are for 26- and 27-week periods, respectively.

Revised Financial Statements

As a result of its recent implementation of a perpetual inventory system, the Company determined that certain of its previously filed financial statements contained errors related to revenue recognition whereby beginning in the third quarter of 2009 and continuing through the first quarter of 2012 revenue at the Texas armored division plant was inappropriately recognized prior to the product being delivered to a customer due to an irregularity. The Company concluded that the errors were isolated to this one location and were not material.  In order to assess materiality with respect to the errors, the Company considered Staff Accounting Bulletin (“SAB”) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of the errors on prior period consolidated financial statements was immaterial.  Accordingly, the Company’s consolidated balance sheet as of December 31, 2011, and the consolidated statements of operations and cash flows for the three months ended March 31, 2012 and three and six months ended July 2, 2011, were revised and reflect the correction of these immaterial errors. Correction of the errors in the Company’s consolidated balance sheet as of December 31, 2011 resulted in an increase in inventories of approximately $2.1 million, a decrease in accounts receivable of approximately $2.1 million, an increase in customer deposits of approximately $0.4 million, and a decrease to retained earnings of approximately $0.4 million. The following table summarizes the impact on the Company’s consolidated statements of operations:

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2012		July 2, 2011		July 2, 2011
($000’s omitted)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net sales	$72,520	$72,164	$94,064	$94,720	$162,464	$162,104
Net income (loss)	$2,558	$2,482	$(1,196)	$(1,107)	$(2,561)	$(2,588)

NOTE 2 — DISCONTINUED OPERATIONS

Effective December 25, 2010, the Company decided to cease operations at its Woodburn, Oregon manufacturing facility.  The Oregon operations were discontinued due to the Company’s decision to exit this unprofitable geographic region.  The amount of Oregon business expected to be retained is insignificant.  The Oregon facility and equipment are classified as held for sale as of June 30, 2012 and December 31, 2011 and are included in other current assets in the accompanying balance sheets.

The 2011 operating results for the Woodburn, Oregon location are classified as discontinued operations as follows:

	Three Months Ended	Six Months Ended
	July 2, 2011	July 2, 2011
Net sales	$465,193	$3,285,848
Pretax loss from operations	$(334,706)	$(691,845)
Net loss	$(334,706)	$(691,845)

NOTE 3 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$28,825,491	$22,193,743
Work-in-progress	4,024,149	6,748,162
Finished goods	12,606,416	9,192,957
	$45,456,056	$38,134,862

NOTE 4 — OTHER CURRENT ASSETS

Other current assets include assets held for sale of $4.8 million and $5.2 million at June 30, 2012, and December 31, 2011, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of June 30, 2012, and December 31, 2011, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of June 30, 2012, and December 31, 2011, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 6 — LONG TERM DEBT

Revolving Line of Credit

On September 14, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC (the “Lender”). As of June 30, 2012, the outstanding balance under the Credit Agreement was approximately $17.0 million and the Company had unused credit capacity of approximately $18.1 million.  Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective rate of 3.11% at June 30, 2012.

Other Long Term Debt

During 2011, the Company entered into a capital lease under a sale/leaseback transaction involving its California facility. The outstanding principal amount of the obligation as of June 30, 2012 was $3.5 million with an interest rate of 5.5%.  Of this amount $0.1 million and $3.4 million were included in current maturities of long term debt and long term debt, respectively, in the accompanying balance sheet as of June 30, 2012.

NOTE 7 — LOSS PER SHARE

The assumed exercise or issuance of 251,614 and 272,543 shares for the three- and six-month periods ended July 2, 2011, relating to stock plans was not included in the computation of diluted loss per share. Inclusion of these shares in the respective periods would have been antidilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the six months ended June 30, 2012:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 31, 2011	1,156,621	$3.90
Granted	—	n/a
Exercised	(44,036)	1.69
Expired	(12,974)	6.15
Forfeited	(76,787)	4.91
Outstanding, June 30, 2012	1,022,824	$3.89

As of June 30, 2012, outstanding exercisable options had an intrinsic value of $755,118 and a weighted-average remaining contractual life of 3.12 years.

Total unrecognized compensation expense related to all share-based awards outstanding at June 30, 2012, was approximately $161,203 and will be recorded over a weighted average contractual life of 1.16 years.

NOTE 9 — INCOME TAXES

At December 31, 2011, the Company had a tax valuation allowance for net deferred tax assets of $4.6 million, the utilization of which was uncertain as of that date.   In the second quarter of 2012, the Company determined it was likely the net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results.  As a result, the Company reversed $0.4 million of its $0.8 million valuation allowance, with the reversal recorded as a non-cash income tax benefit for the three and six months ended June 30, 2012.  The Company expects that the remaining valuation allowance will be utilized during the second half of 2012 consistent with the Company’s expected tax position. As the Company has generated taxable income and the release of a portion of the valuation allowance, the Company recorded a tax provision of $0.1 million (effective tax rate of 1.5%) for the three and six months ended June 30, 2012.   Net income for the 2011 period excluded a tax provision due to the tax valuation allowance.  The tax rate for 2013 and beyond could be significantly higher than 2012.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

NOTE 11 — MANAGEMENT CHANGES

On March 30, 2012, Kim Korth resigned as a director and the President and Chief Executive Officer of the Company to return to the vehicle and transportation consulting firm which she owns and of which she is the president.  On May 3, 2012, the Company and its wholly-owned subsidiary Supreme Indiana Operations, Inc., and Ms. Korth entered into a Separation Agreement and Release (the “Separation Agreement”) in connection with Ms. Korth’s resignation. Pursuant to the Separation Agreement, assuming Ms. Korth complies with the terms of the Separation Agreement and the portions of her employment agreement dated September 23, 2011 that will remain in effect as set forth in the Separation Agreement, she will be paid (i) nine months’ salary ($285,000) over a nine-month period and (ii) an annual bonus for 2011 of $75,000.  The unpaid amounts have been accrued for and are included in other accrued liabilities in the accompanying balance sheet as of June 30, 2012.  In addition, she remains eligible for (i) a pro rata portion of her annual bonus for 2012 based on the annual bonus terms set forth in her employment agreement dated September 23, 2011 and (ii) the benefits upon a “change in control” pursuant to the Company’s ownership transaction incentive plan until March 30, 2013.  Ms. Korth and the Company have provided mutual releases to each other and Ms. Korth has agreed to certain confidentiality obligations.

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

The Company utilizes a nationwide direct sales and distribution network consisting of approximately 40 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial truck dealers.  The Company’s manufacturing and service facilities are located in seven states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand-name recognition, extensive product offerings, bailment chassis arrangements, and product innovation, competitively positions Supreme with a strategic footprint in the markets it serves.

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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes (See Note 1 “Basis of Presentation and Opinion of Management - Revised Financial Statements”) thereto elsewhere in this document and pertains to continuing operations unless otherwise noted.

Overview

Net income from continuing operations for the second quarter of 2012 was $5.4 million, or $0.35 per diluted share, compared with a loss from continuing operations of $0.8 million, or ($0.05) per share, in the second quarter of 2011. Net income from continuing operations for the first half of 2012 was $7.9 million, or $0.51 per diluted share, compared with a loss from continuing operations of $1.9 million, or ($0.13) per share, in the first half of 2011. Despite lower net sales, gross margins improved significantly due to product price increases, stable raw material costs, favorable product mix, and manufacturing labor efficiency improvements. We experienced higher levels of general and administrative expenses due to severance costs and payroll-related costs and benefits and we expect these costs to decrease during the second half of 2012.

Our sales backlog at the end of the second quarter of 2012 totaled $89 million compared with $102 million a year ago. While 13% lower than the prior-year period, we believe our improved pricing discipline has resulted in a more profitable backlog.

During the fourth quarter of 2011, we began a major renovation project at our primary truck production facility in Goshen, Indiana. During the first half of 2012, we invested $2.6 million of an anticipated investment of approximately $7.2 million over the next three years and we were awarded $1.5 million of conditional tax credits, as well as property tax abatements, from state and local authorities as incentives for these investments. These capital investments are intended to substantially increase our efficiencies, improve our employee’s work environment, and reduce operating costs.

As we move through 2012, and continue to position the Company for profitable growth, our key areas of focus include:

•                  Improving the buying experience for our customers by listening to their needs and exceeding their expectations throughout the order fulfillment cycle;

•                  Improving our materials procurement sourcing nationwide;

•                  Making strategic investments to ensure that our employees view the Company as a great place to work and are proud to be members of the Supreme team;

•                  Ongoing product development initiatives, involving both new and existing products;

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

Net Sales

Net sales for the three months ended June 30, 2012 decreased $10.1 million, or 10.7%, to $84.6 million as compared with $94.7 million for the three months ended July 2, 2011. Net sales for the six months ended June 30, 2012 decreased $5.4 million, or 3.3%, to $156.7 million as compared with $162.1 million for the six months ended July 2, 2011. The following table presents the components of net sales and the changes from period to period:

	Three Months Ended				Six Months Ended
($000’s omitted)	June 30, 2012	July 2, 2011	Change		June 30, 2012	July 2, 2011	Change
Specialized vehicles:
Trucks	$67,587	$74,881	$(7,294)	(9.7)%	$116,767	$120,842	$(4,075)	(3.4)%
Buses	13,677	14,117	(440)	(3.1)	31,769	30,210	1,559	5.2
Armored vehicles	2,642	5,104	(2,462)	(48.2)	6,691	9,851	(3,160)	(32.1)
	83,906	94,102	(10,196)	(10.8)	155,227	160,903	(5,676)	(3.5)
Fiberglass products	668	618	50	8.1	1,514	1,201	313	26.1
	$84,574	$94,720	$(10,146)	(10.7)%	$156,741	$162,104	$(5,363)	(3.3)%

Truck division sales decreased by $7.3 million, or 9.7%, for the three months ended June 30, 2012, and decreased by $4.1 million, or 3.4%, for the six months ended June 30, 2012, primarily due to fewer orders from large national fleet customers. Although market demand remains below 2007 (pre-recession) levels, we expect retail truck market conditions to demonstrate improvement in the near-term.

Bus division sales decreased by $0.4 million, or 3.1%, for the three months ended June 30, 2012, primarily due to a reduction in the amount of hybrid chassis sold as compared with the corresponding quarter in 2011. Bus division sales increased by $1.6 million, or 5.2%, for the six months ended June 30, 2012, primarily due to product mix compared with the first half of 2011. The bus market remains very price-focused, due to a highly competitive state and municipal government contract bid process.

Armored division sales decreased by $2.5 million, or 48.2%, for the three months ended June 30, 2012, and decreased by $3.2 million, or 32.1%, for the six months ended June 30, 2012, primarily due to a reduction in orders from key customers and a slowdown of orders received from our contract with the U.S. Department of State to produce armored SUVs for embassies abroad.

Cost of sales and gross profit

Gross profit increased by $5.4 million, or 68%, to $13.5 million for the three months ended June 30, 2012, as compared with $8.1 million for the three months ended July 2, 2011. Gross profit increased by $9.9 million, or 68%, to $24.3 million for the six months ended June 30, 2012, as compared with $14.5 million for the six months ended July 2, 2011. The following table presents the components of cost of sales as a percentage of net sales and the changes from period to period:

	Three Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011	Percent Change	June 30, 2012	July 2, 2011	Percent Change
Material	57.6%	64.1%	(6.5)%	57.2%	62.6%	(5.4)%
Direct Labor	11.7	13.5	(1.8)	11.9	13.6	(1.7)
Overhead	12.6	11.9	0.7	13.2	12.8	0.4
Delivery	2.1	2.0	0.1	2.2	2.1	0.1
Cost of sales	84.0	91.5	(7.5)	84.5	91.1	(6.6)
Gross profit	16.0%	8.5%	7.5%	15.5%	8.9%	6.6%

Material — Material cost as a percentage of net sales decreased by 6.5% and 5.4% for the three and six months ended June 30, 2012, as compared with the corresponding periods in 2011.  The decrease in the material percentage was due in part to favorable product mix and improved pricing disciplines. Although raw material commodity prices have stabilized, the potential for future raw material cost increases remains a concern for certain commodities (including but not limited to aluminum, steel, and wood). The Company closely monitors major commodities to identify raw material cost escalations and attempts to remain material-neutral by adjusting the price of its products as markets will allow and having material adjustment clauses in most key customer contracts.

Direct Labor — Direct labor as a percentage of net sales decreased by 1.8% and 1.7% for the three and six months ended June 30, 2012, as compared with the corresponding periods in 2011. The decrease in the direct labor percentage was due in part to efficiencies gained by producing increased quantities of similar fleet units.  Fleet units typically are less customized than special-purpose retail trucks and require fewer direct labor hours to produce. Additionally, efficiencies were achieved at certain locations resulting from the use of real time metrics on labor utilization and product and plant redesign initiatives which resulted in more efficient operations.

Overhead — Manufacturing overhead as a percentage of net sales increased by 0.7% and 0.4% for the three and six months ended June 30, 2012, as compared with the corresponding period in 2011. The overall overhead percentage increased primarily due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.

Delivery — Delivery as a percentage of net sales was relatively unchanged for the three and six months ended June 30, 2012, as compared with the corresponding periods in 2011. The Company continues to identify and utilize more cost-effective delivery methods to counteract the ongoing impact of high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $1.3 million, or 19.3%, to $8.2 million for the three months ended June 30, 2012, as compared with $6.9 million for the three months ended July 2, 2011. Selling and G&A expenses increased by $2.9 million, or 20.7%, to $16.8 million for the six months ended June 30, 2012, as compared with $13.9 million for the six months ended July 2, 2011. The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended						Six Months Ended
($000’s omitted)	June 30, 2012		July 2, 2011		Change		June 30, 2012		July 2, 2011		Change
Selling expenses	$2,631	3.1%	$2,164	2.3%	$467	0.8%	$5,197	3.3%	$4,602	2.8%	$595	0.5%
G&A expenses	5,608	6.6	4,745	5.0	863	1.6	11,591	7.4	9,305	5.8	2,286	1.6
Total	$8,239	9.7%	$6,909	7.3%	$1,330	2.4%	$16,788	10.7%	$13,907	8.6%	$2,881	2.1%

Selling expenses — Selling expenses increased $0.5 and $0.6 million for the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.  As a percentage of net sales, selling expenses increased 0.8% and 0.5% for the three and six months ended June 30, 2012, as compared with the corresponding periods in 2011. The increase as a percentage of sales resulted from a change in the sales commission structure.

G&A expenses — G&A expenses increased $0.9 million and $2.3 million for the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.  As a percentage of net sales G&A expenses increased 1.6% for both the three and six months ended June 30, 2012, as compared with the corresponding periods in 2011. The increase was the result of several factors including additions to senior management, profit-based compensation plans, and severance costs related to certain senior management changes.

Other income

Other income was $0.1 million and $0.6 million for the three and six months ended June 30, 2012, compared with $0.4 million and $0.5 million for the three and six months ended July 2, 2011. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first quarter of 2012, the Company realized a gain of approximately $0.3 million on the sale of real estate.

Legal settlement and related costs

The Company settled a lawsuit during the second quarter of 2011. The legal settlement and related costs were $1.9 million and $2.2 million for the three and six months ended July 2, 2011. No additional legal costs related to this lawsuit were incurred after settlement.

Interest expense

Interest expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2012, compared with $0.5 million and $0.7 million for the three and six months ended July 2, 2011. The decline in interest expense resulted from a combination of lower borrowings and lower interest rates during the periods. The effective interest rate on bank borrowings was 3.1% at quarter end, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

At December 31, 2011, the Company had a tax valuation allowance for net deferred tax assets of $4.6 million, the utilization of which was uncertain as of that date.   In the second quarter of 2012, the Company determined it was likely the net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results.  As a result, the Company reversed $0.4 million of its $0.8 million valuation allowance, with the reversal recorded as a non-cash income tax benefit for the three and six months ended June 30, 2012.  The Company expects that the remaining valuation allowance will be utilized during the second half of 2012 consistent with the Company’s expected tax position. As the Company has generated taxable income and the release of a portion of the valuation allowance, the Company recorded a tax provision of $0.1 million (effective tax rate of 1.5%) for the three and six months ended June 30, 2012.   Net income for the 2011 period excluded a tax provision due to the tax valuation allowance.  The tax rate for 2013 and beyond could be significantly higher than 2012.

Net income (loss) from continuing operations

Net income from continuing operations increased by $6.2 million to $5.4 million (6.4% of net sales) for the three months ended June 30, 2012, from a net loss of $0.8 million (0.8% of net sales) for the three months ended July 2, 2011. Net income from continuing operations increased by $9.8 million to $7.9 million (5.0% of net sales) for the six months ended June 30, 2012, from a net loss of $1.9 million (1.2% of net sales) for the six months ended July 2, 2011. Despite lower net sales, net income improved significantly due to product price increases, stable commodity pricing, favorable product mix, and labor improvements.

Discontinued operations

The Company decided to discontinue its Oregon operations in December of 2010. Accordingly, the Company has classified the prior period results for Oregon as discontinued operations.  The operations were ceased in the first quarter of 2011 due to the Company’s decision to exit this unprofitable geographic region.  The after-tax loss from the discontinued operations was $0.3 million and $0.7 million for the three and six months ended July 2, 2011.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from period to period:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Basic income (loss) per share:
Income (loss) from continuing operations	$0.36	$(0.05)	$0.52	$(0.13)
Loss from discontinued operations	—	(0.02)	—	(0.05)
Net income (loss) per basic share	$0.36	$(0.07)	$0.52	$(0.18)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.35	$(0.05)	$0.51	$(0.13)
Loss from discontinued operations	—	(0.02)	—	(0.05)
Net income (loss) per diluted share	$0.35	$(0.07)	$0.51	$(0.18)

Shares used in the computation of income (loss) per share:
Basic	15,192,169	14,590,397	15,176,659	14,471,570
Diluted	15,466,711	14,590,397	15,440,473	14,471,570

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under a credit facility entered into by the Company.  Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditure needs.

Operating activities

Cash flows from operations represent the net income earned, or net loss sustained, in the reported periods adjusted for non-cash charges coupled with changes in operating assets and liabilities. Cash used in operating activities totaled $2.2 million for the six months ended June 30, 2012, as compared with $2.1 million for the six months ended July 2, 2011. Cash from operating activities was unfavorably impacted during the first half of 2012 by a $7.3 million increase in inventories and a $4.8 million increase in trade accounts receivable. The increase in inventories related to changes in the sales backlog product mix. The increase in trade accounts receivable reflected elevated levels of business activity resulting from the large fleet orders generally completed during the second quarter.

Investing activities

Cash used in investing activities was $3.2 million for the six months ended June 30, 2012 as compared with minimal cash used in investing activities for the six months ended July 2, 2011. During the first six months of 2012, the Company’s capital expenditures totaled $4.0 million consisting primarily of the previously mentioned capital investments in our Indiana facilities. Additionally, we received $0.7 million from the sale of property, plant, and equipment, including $0.5 million from the sale of our Florida sales/service facility.

Financing activities

Financing activities provided $5.4 million of cash for the six months ended June 30, 2012 as compared with cash provided of $1.4 million for the six months ended July 2, 2011. The Company borrowed against its revolving line of credit in the amount of $5.3 million during the six months ended June 30, 2012. The additional borrowings were used to fund the elevated working capital needs typical for the first half of our year to support seasonal fleet orders.

Capital Resources

Revolving Line of Credit

On September 14, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC (the “Lender”). As of June 30, 2012, the outstanding balance under the Credit Agreement was approximately $17.0 million, and the Company had unused credit capacity of approximately $18.1 million. Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement, resulting in an effective rate of 3.11% at June 30, 2012, and the Company was in compliance with all provisions of its Credit Agreement.

Other Long Term Debt

During 2011, the Company entered into a capital lease under a sale/leaseback transaction involving its California facility. The outstanding principal amount of the obligation as of June 30, 2012, was $3.5 million with an interest rate of 5.5%.  Of this amount $0.1 million and $3.4 million were included in current maturities of long term debt and long term debt, respectively, in the accompanying balance sheet at June 30, 2012.

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

Beginning in the second quarter of 2012, the Company began the process of implementing a perpetual inventory system. As a result of the ongoing implementation, the Company recently self-identified errors related to revenue recognition during certain past reporting periods (See Note 1). Although the errors were limited to one location and deemed immaterial, the Company believes that these findings underscore the importance of implementing a perpetual inventory system. The Company is in the process of implementing the perpetual inventory system by division with an anticipated completion in the fourth quarter of 2012.

Fair Value of Assets Held for Sale — Assets held for sale are carried at fair value less costs to dispose. The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The Company estimates the fair value of its properties held for sale based on appraisals and other current market data.

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

ITEM 4.     CONTROLS AND PROCEDURES.

a.                                       Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

b.                                      Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except that the Company implemented a perpetual inventory system at three of the Company’s locations during the quarter ended June 30, 2012 and anticipates implementing the perpetual inventory system at the Company’s remaining two locations in the quarter ended September 29, 2012.

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

Exhibit 10.2	2012 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.
Exhibit 10.3

First Amendment to Credit Agreement dated as of June 29, 2012, by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and certain of its subsidiaries identified on the signature pages thereof, and Wells Fargo Capital Finance, LLC, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 5, 2012, and incorporated herein by reference.

Exhibit 10.4*	Amendment Number One to Employment Contract by and between Supreme Industries, Inc. and William J. Barrett, dated to be effective June 29, 2012.
Exhibit 10.5*	Amendment Number One to Employment Contract by and between Supreme Industries, Inc. and Herbert M. Gardner, dated to be effective June 29, 2012.
Exhibit 31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Matthew W. Long
DATE: August 14, 2012		Matthew W. Long
Interim Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 10.2	2012 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.
Exhibit 10.3

First Amendment to Credit Agreement dated as of June 29, 2012, by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and certain of its subsidiaries identified on the signature pages thereof, and Wells Fargo Capital Finance, LLC, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 5, 2012, and incorporated herein by reference.

Exhibit 10.4*	Amendment Number One to Employment Contract by and between Supreme Industries, Inc. and William J. Barrett, dated to be effective June 29, 2012.
Exhibit 10.5*	Amendment Number One to Employment Contract by and between Supreme Industries, Inc. and Herbert M. Gardner, dated to be effective June 29, 2012.
Exhibit 31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.