Form 10-Q
period 2012-09-29
SUPREME INDUSTRIES INC
filed 2012-11-08
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-8183

SUPREME INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1670945
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2581 E. Kercher Rd., Goshen, Indiana  46528

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (574) 642-3070

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at October 18, 2012
Class A	13,517,177
Class B	1,716,937

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,459,896	$106,833
Investments	935,651	924,016
Accounts receivable, net	21,987,163	22,040,297
Inventories	38,504,178	38,134,862
Deferred income taxes	1,454,661	—
Other current assets	4,311,626	8,303,579
Total current assets	70,653,175	69,509,587

Property, plant and equipment, at cost	86,480,686	81,778,886
Less, Accumulated depreciation and amortization	49,780,482	48,248,829
Property, plant and equipment, net	36,700,204	33,530,057

Other assets	1,353,291	1,683,718
Total assets	$108,706,670	$104,723,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$129,926	$246,192
Trade accounts payable	15,560,205	21,424,434
Accrued income taxes	1,108,537	719,611
Other accrued liabilities	12,418,902	11,697,311
Total current liabilities	29,217,570	34,087,548

Long-term debt	12,160,911	15,702,467
Deferred income taxes	637,527	—
Total liabilities	42,016,008	49,790,015

Stockholders’ equity	66,690,662	54,933,347
Total liabilities and stockholders’ equity	$108,706,670	$104,723,362

See accompanying Notes to Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net sales	$71,671,126	$72,799,593	$228,411,988	$234,903,279
Cost of sales	60,097,281	63,517,725	192,508,241	211,150,117
Gross profit	11,573,845	9,281,868	35,903,747	23,753,162

Selling, general and administrative expenses	7,898,906	6,720,752	24,686,538	20,628,189
Legal settlement and related costs	—	—	—	2,182,091
Other income	(174,445)	(167,241)	(766,585)	(621,845)
Operating income	3,849,384	2,728,357	11,983,794	1,564,727

Interest expense	149,710	1,209,645	729,520	1,942,216
Income (loss) from continuing operations before income taxes	3,699,674	1,518,712	11,254,274	(377,489)

Income tax expense (benefit)	129,183	—	(195,134)	—
Income (loss) from continuing operations	3,570,491	1,518,712	11,449,408	(377,489)

Discontinued operations
Operating loss of discontinued Oregon operations, net of tax	—	(25,984)	—	(717,829)
Net income (loss)	$3,570,491	$1,492,728	$11,449,408	$(1,095,318)

Other comprehensive income	1,814	860	2,561	7,471
Total comprehensive income (loss)	$3,572,305	$1,493,588	$11,451,969	$(1,087,847)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.23	$0.10	$0.75	$(0.02)
Loss from discontinued operations	—	—	—	(0.05)
Net income (loss) per basic share	$0.23	$0.10	$0.75	$(0.07)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.23	$0.10	$0.74	$(0.02)
Loss from discontinued operations	—	—	—	(0.05)
Net income (loss) per diluted share	$0.23	$0.10	$0.74	$(0.07)

Shares used in the computation of income (loss) per share:
Basic	15,206,196	15,155,528	15,186,505	14,693,856
Diluted	15,470,335	15,345,234	15,437,246	14,693,856

See accompanying Notes to Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$11,449,408	$(1,095,318)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,363,367	3,445,340
Issuance of treasury stock	—	2,184,000
Provision for losses on doubtful receivables	30,034	111,704
Stock-based compensation expense	216,834	458,096
Gains on sale of property, plant and equipment, net	(362,098)	(329,426)
Changes in operating assets and liabilities	(5,752,283)	5,198,025

Net cash from operating activities	7,945,262	9,972,421

Cash flows from investing activities:
Additions to property, plant and equipment	(5,354,288)	(1,427,019)
Proceeds from sale of property, plant and equipment	4,213,153	494,250
Purchases of investments	(11,635)	—
Proceeds from sale of investments	—	270,565
Decrease in other assets	129,878	6,559

Net cash from investing activities	(1,022,892)	(655,645)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	226,248,425	75,485,413
Repayments of revolving line of credit and other long-term debt	(229,906,247)	(85,766,966)
Proceeds from exercise of stock options	88,515	48,585

Net cash from financing activities	(3,569,307)	(10,232,968)

Change in cash and cash equivalents	3,353,063	(916,192)

Cash and cash equivalents, beginning of period	106,833	1,050,047

Cash and cash equivalents, end of period	$3,459,896	$133,855

See accompanying Notes to Consolidated Financial Statements.

SUPREME INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended September 29, 2012 and October 1, 2011 are for 13-week periods, respectively. The results of operations for the nine months ended September 29, 2012 and October 1, 2011 are for 39- and 40-week periods, respectively.

Revised Financial Statements

As disclosed in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, as a result of its recent implementation of a perpetual inventory system, the Company determined that certain of its previously filed financial statements contained errors related to revenue recognition whereby beginning in the third quarter of 2009 and continuing through the first quarter of 2012 revenue at the Texas armored division plant was inappropriately recognized prior to the product being delivered to a customer due to an irregularity.  The Company concluded that the errors were isolated to this one location and were not material.  In order to assess materiality with respect to the errors, the Company considered Staff Accounting Bulletin (“SAB”) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of the errors on prior period consolidated financial statements was immaterial.  Accordingly, the Company’s consolidated balance sheet as of December 31, 2011, and the consolidated statements of operations for the three and nine months ended October 1, 2011, were revised and reflect the correction of these immaterial errors. Correction of the errors in the Company’s consolidated balance sheet as of December 31, 2011 resulted in an increase in inventories of approximately $2.1 million, a decrease in accounts receivable of approximately $2.1 million, an increase in customer deposits of approximately $0.4 million, and a decrease to retained earnings of approximately $0.4 million. The following table summarizes the impact on the Company’s consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 1, 2011		October 1, 2011
($000’s omitted)	As Reported	As Revised	As Reported	As Revised
Net sales	$72,811	$72,800	$235,275	$234,903
Net income (loss)	$1,522	$1,493	$(1,038)	$(1,095)

NOTE 2 — DISCONTINUED OPERATIONS

Effective December 25, 2010, the Company decided to cease operations at its Woodburn, Oregon manufacturing facility.  The Oregon operations were discontinued due to the Company’s decision to exit this unprofitable geographic region.  The amount of Oregon business expected to be retained is insignificant.  The Oregon facility and equipment were sold during the quarter ended September 29, 2012 and are classified as held for sale as of December 31, 2011 and included in other current assets in the accompanying year-end balance sheet.  The sale resulted in a $0.1 million loss and is included in other income in the consolidated statements of operations.

The 2011 operating results for the Woodburn, Oregon location are classified as discontinued operations as follows:

	Three Months Ended	Nine Months Ended
	October 1, 2011	October 1, 2011
Net sales	$46,694	$3,332,542
Pretax loss from operations	$(25,984)	$(717,829)
Net loss	$(25,984)	$(717,829)

NOTE 3 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	September 29,	December 31,
	2012	2011
Raw materials	$24,425,996	$22,193,743
Work-in-progress	4,803,280	6,748,162
Finished goods	9,274,902	9,192,957
	$38,504,178	$38,134,862

NOTE 4 — OTHER CURRENT ASSETS

Other current assets include assets held for sale of $1.4 million and $5.2 million at September 29, 2012 and December 31, 2011, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of September 29, 2012, and December 31, 2011, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of September 29, 2012, and December 31, 2011, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 6 — LONG-TERM DEBT

Revolving Line of Credit

On September 14, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC (the “Lender”). As of September 29, 2012, the outstanding balance under the Credit Agreement was approximately $8.8 million and the Company had unused credit capacity of approximately $15.9 million.  Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective rate of 3.3% at September 29, 2012.

Other Long-Term Debt

During 2011, the Company entered into a capital lease under a sale/leaseback transaction involving its California facility. The outstanding principal amount of the obligation as of September 29, 2012 was $3.5 million with an interest rate of 5.5%.  Of this amount $0.1 million and $3.4 million were included in current maturities of long-term debt and long-term debt, respectively, in the accompanying consolidated balance sheets as of September 29, 2012.

NOTE 7 — LOSS PER SHARE

The assumed exercise or issuance of 241,339 shares for the nine-month period ended October 1, 2011, relating to stock plans was not included in the computation of diluted loss per share.  Inclusion of these shares would have been antidilutive.

NOTE 8 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the nine months ended September 29, 2012:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 31, 2011	1,156,621	$3.90
Granted	—	n/a
Exercised	(53,471)	1.66
Expired	(12,974)	6.15
Forfeited	(125,035)	3.02
Outstanding, September 29, 2012	965,141	$3.93

As of September 29, 2012, outstanding exercisable options had an intrinsic value of $606,504 and a weighted-average remaining contractual life of 2.85 years.

Total unrecognized compensation expense related to all share-based awards outstanding at September 29, 2012, was approximately $127,877 and will be recorded over a weighted average contractual life of 1.0 year.

NOTE 9 — INCOME TAXES

At December 31, 2011, the Company maintained a valuation allowance against its net deferred tax assets of $4.6 million due to uncertainty of the utilization of such assets.  In the second quarter of 2012 the Company determined it was more likely than not that a portion of the net deferred tax assets would be realized based upon sustained profitability coupled with positive forecasted future operating results.  As a result, the Company reversed $0.4 million of the valuation allowance, recorded as a non-cash income tax benefit for the three and six months ended June 30, 2012.  The Company had retained a $0.4 million valuation allowance against certain state net operating loss carryforwards as of June 30, 2012.  In the third quarter of 2012, the Company determined it was more likely than not that these state net operating loss carryforwards will be realized due to anticipated positive operating results and a detailed analysis of future expected taxable income by state.  The Company is estimating an effective tax rate for the year ending December 29, 2012 which will be substantially lower than statutory rates due to the reversal of these deferred tax asset reserves.  Beginning with the first quarter of 2013, the Company expects to recognize income taxes at normalized rates.  The 2011 results did not include any provision for or benefit from income taxes due to the establishment of a full deferred tax valuation allowance.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

In October of 2011, the Company was named a defendant in a personal injury suit (Paul Gendrolis and Katherine Gendrolis v. Saxon Fleet Sales, Kolstad Company, and Supreme Industries, Inc.) which was filed in the United States District Court, District of Massachusetts.  The complaint seeks $10 million in damages based on allegations that a truck body manufactured by the Company contained an improperly installed plate or lip, which caused Paul Gendrolis to trip and become injured.  Claims alleged against the Company include negligence, breach of warranty, breach of consumer protection laws, and loss of consortium.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management is vigorously defending the Company and its subsidiaries.  The Company has insurance coverage for personal injury claims with the Company’s deductible being $250,000.  The Company has not currently recorded a liability related to this matter.

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  The complaint seeks a sum of approximately $7 million which the plaintiff alleges was paid for the fleet, costs of investigation and repairs, and incidental and consequential damages.  These allegations against the Company include breach of contract, breach of implied warranties of fitness and merchantability, and a request for declaratory judgment on the issue of revocation of acceptance of the fleet.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management is vigorously defending the Company and its subsidiaries.  The Company has not currently recorded a liability related to this matter.

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

The Company utilizes a nationwide direct sales and distribution network consisting of approximately 25 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial truck dealers.  The Company’s manufacturing and service facilities are located in seven states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand-name recognition, extensive product offerings, bailment chassis arrangements, and product innovation, competitively positions Supreme with a strategic footprint in the markets it serves.

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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes (See Note 1 “Basis of Presentation and Opinion of Management”) thereto elsewhere in this document and pertains to continuing operations unless otherwise noted.

Overview

Net income from continuing operations for the third quarter of 2012 was $3.6 million, or $0.23 per diluted share, compared with $1.5 million, or $0.10 per diluted share, in the third quarter of 2011.  Net income from continuing operations for the nine months ended September 29, 2012 was $11.4 million, or $0.74 per diluted share,  compared with a loss from continuing operations of $0.4 million, or ($0.02) per diluted share, for the nine months ended October 1, 2011.   These improved results reflect the focus of our strategy to enhance efficiencies, as well as our ability to implement sustainable improvements in all of our core processes.

Our sales backlog at the end of the third quarter of 2012 totaled $63 million compared with $90 million a year ago. While 30% lower than the prior-year period, we believe our improved pricing discipline has created profitable backlog.  Additionally, the prior year backlog included initial orders for the 2012 fleet season.  As of the end of the third quarter of 2012, the 2013 fleet orders had not yet been awarded.

As we continue through 2012 and into 2013, and manage the Company for profitable growth, our key areas of focus include:

•                  Improving the buying experience for our customers by incorporating their product improvement ideas and exceeding their expectations throughout the order fulfillment cycle;

•                  Improving our materials procurement sourcing nationwide;

•                  Making capital investments to upgrade facilities and equipment;

•                  Implementing employee-focused initiatives to ensure that our employees view the Company as a great place to work and are proud to be members of the Supreme team;

•                  Continuing our product development initiatives related to both new and existing products; and

•                  Further product line rationalization efforts to improve our gross margins and remain focused on our core truck, bus, and armored products.

We continue to aggressively review all aspects of our business by establishing a continuous improvement culture to ensure the ongoing growth and strength of the Company.

Net Sales

Net sales for the three months ended September 29, 2012 decreased $1.1 million, or 1.6%, to $71.7 million as compared with $72.8 million for the three months ended October 1, 2011. Net sales for the nine months ended September 29, 2012 decreased $6.5 million, or 2.8%, to $228.4 million as compared with $234.9 million for the nine months ended October 1, 2011. The following table presents the components of net sales and the changes from period to period:

	Three Months Ended				Nine Months Ended
($000’s omitted)	Sep 29, 2012	Oct 1, 2011	Change		Sep 29, 2012	Oct 1, 2011	Change
Specialized vehicles:
Trucks	$54,216	$53,544	$672	1.3%	$170,984	$174,385	$(3,401)	(2.0)%
Buses	12,705	14,455	(1,750)	(12.1)	44,474	44,665	(191)	(0.4)
Armored vehicles	4,050	4,272	(222)	(5.2)	10,740	14,123	(3,383)	(24.0)
	70,971	72,271	(1,300)	(1.8)	226,198	233,173	(6,975)	(3.0)
Fiberglass products	700	529	171	32.2	2,214	1,730	484	28.0
	$71,671	$72,800	$(1,129)	(1.6)%	$228,412	$234,903	$(6,491)	(2.8)%

Truck division sales increased by $0.7 million, or 1.3%, for the three months ended September 29, 2012 due largely to increased orders from one of our National customers.  Truck sales decreased by $3.4 million, or 2.0%, for the nine months ended September 29, 2012, primarily due to fewer orders from certain large National fleet customers and our continued policy to avoid business that does not meet our target margins. Although market demand remains below 2007 (pre-recession) levels, we expect retail truck market conditions to show improvement in the near-term.

Bus division sales decreased by $1.8 million, or 12.1%, for the three months ended September 29, 2012, and $0.2 million, or 0.4%, for the nine months ended September 29, 2012.  The decrease is primarily due to product mix and highly-competitive state and municipal government contracts.  The bus market has been adversely affected by tightened state and municipal budgets, and we are not inclined to bid on business at weak profit margins.

Armored division sales decreased by $0.2 million, or 5.2%, for the three months ended September 29, 2012, and decreased by $3.4 million, or 24.0%, for the nine months ended September 29, 2012, primarily due to lower government procurements, which directly affect our business with the U.S. Department of State to produce armored SUVs for embassies abroad.  Partially offsetting the slowness in government orders are increased sales to armored cash-in-transit customers.

Cost of sales and gross profit

Gross profit increased by $2.3 million, or 25%, to $11.6 million for the three months ended September 29, 2012, as compared with $9.3 million for the three months ended October 1, 2011. Gross profit increased by $12.1 million, or 51%, to $35.9 million for the nine months ended September 29, 2012, as compared with $23.8 million for the nine months ended October 1, 2011. The following presents the components of cost of sales as a percentage of net sales and the changes from period to period:

Material — Material cost as a percentage of net sales decreased by 2.9% and 4.7% for the three and nine months ended September 29, 2012, as compared with the corresponding periods in 2011.  The decrease in the material percentage was due in part to favorable product mix and our focus on increasing gross margins. Although commodity raw material prices seem to have stabilized, the potential for future raw material cost increases remains an ongoing concern for certain commodities including but not limited to aluminum, steel, and wood products. The Company closely monitors major commodities to identify raw material cost escalations and attempts to pass-through cost increases as markets will allow by having material adjustment clauses in most key customer contracts.

Direct Labor — Direct labor as a percentage of net sales decreased by 0.3% and 0.9% for the three and nine months ended September 29, 2012, as compared with the corresponding periods in 2011. The decrease in the direct labor percentage was due to efficiencies achieved at certain locations resulting from recent plant redesign and product flow changes.

Overhead — Manufacturing overhead as a percentage of net sales increased by 0.5% and 0.1% for the three and nine months ended September 29, 2012, as compared with the corresponding periods in 2011.  These slight increases were primarily due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.

Delivery — Delivery costs as a percentage of net sales decreased by 0.7% and 0.1% for the three and nine months ended September 29, 2012, as compared with the corresponding periods in 2011. The Company continuously seeks more cost-effective delivery methods to counteract the ongoing impact of high fuel costs.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $1.2 million, or 17.5%, to $7.9 million for the three months ended September 29, 2012, as compared with $6.7 million for the three months ended October 1, 2011. Selling and G&A expenses increased by $4.1 million, or 19.7%, to $24.7 million for the nine months ended September 29, 2012, as compared with $20.6 million for the nine months ended October 1, 2011. The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period:

	Three Months Ended						Nine Months Ended
($000’s omitted)	Sep 29, 2012		Oct 1, 2011		Change		Sep 29, 2012		Oct 1, 2011		Change
Selling expenses	$2,493	3.5%	$2,444	3.4%	$49	0.1%	$7,690	3.4%	$7,046	3.0%	$644	0.4%
G&A expenses	5,406	7.5	4,277	5.9	1,129	1.6	16,997	7.4	13,582	5.8	3,415	1.6
Total	$7,899	11.0%	$6,721	9.2%	$1,178	1.8%	$24,687	10.8%	$20,628	8.8%	$4,059	2.0%

Selling expenses — Selling expenses remained relatively unchanged for the three months ended September 29, 2012, and increased $0.6 million for the nine months ended September 29, 2012, as compared to the corresponding periods in 2011.  As a percentage of net sales, selling expenses increased 0.1% and 0.4% for the three and nine months ended September 29, 2012, as compared with the corresponding periods in 2011. The increase as a percentage of net sales resulted from a change in the sales commission structure which better correlates to the profitable sales levels.

G&A expenses — G&A expenses increased $1.1 million and $3.4 million for the three and nine months ended September 29, 2012, as compared to the corresponding periods in 2011.  As a percentage of net sales, G&A expenses increased 1.6% for both the three and nine months ended September 29, 2012, as compared with the corresponding periods in 2011. The increase was the result of several factors including additions in senior management, incentive compensation plans, and severance costs related to senior management changes made in early 2012, as well as costs associated with the implementation of a new inventory management system.

Other income

Other income was $0.2 million and $0.8 million for the three and nine months ended September 29, 2012, compared with $0.2 million and $0.6 million for the three and nine months ended October 1, 2011. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first quarter of 2012, the Company realized a gain of approximately $0.3 million on the sale of real estate.

Legal settlement and related costs

The Company settled a lawsuit during the second quarter of 2011. The legal settlement and related costs were $2.2 million for the nine months ended October 1, 2011. No additional legal costs related to this lawsuit were incurred after settlement.

Interest expense

Interest expense was $0.1 million and $0.7 million for the three and nine months ended September 29, 2012, compared with $1.2 million and $1.9 million for the three and nine months ended October 1, 2011. The decline in interest expense resulted from a combination of lower average bank borrowings and lower (performance-based) borrowing rates during the periods. Additionally, interest expense in 2011 included approximately $0.8 million of charges resulting from the write off of capitalized bank fees related to the Company’s previous bank credit agreement. The effective interest rate on bank borrowings was 3.3% at quarter end, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

At December 31, 2011, the Company maintained a valuation allowance against its net deferred tax assets of $4.6 million due to uncertainty of the utilization of such assets.  In the second quarter of 2012 the Company determined it was more likely than not that a portion of the net deferred tax assets would be realized based upon sustained profitability coupled with positive forecasted future operating results.  As a result, the Company reversed $0.4 million of the valuation allowance, recorded as a non-cash income tax benefit for the three and six months ended June 30, 2012.  The Company had retained a $0.4 million valuation allowance against certain state net operating loss carryforwards as of June 30, 2012.  In the third quarter of 2012, the Company determined it was more likely than not that these state net operating loss carryforwards will be realized due to anticipated positive operating results and a detailed analysis of future expected taxable income by state.  The Company is estimating an effective tax rate for the year ending December 29, 2012 which will be substantially lower than statutory rates due to the reversal of these deferred tax asset reserves.  Beginning with the first quarter of 2013, the Company expects to recognize income taxes at normalized rates.  The 2011 results did not include any provision for or benefit from income taxes due to the establishment of a full deferred tax valuation allowance.

Net income (loss) from continuing operations

Net income from continuing operations increased by $2.1 million to $3.6 million (5.0% of net sales) for the three months ended September 29, 2012, from net income of $1.5 million (2.1% of net sales) for the three months ended October 1, 2011. Net income from continuing operations increased by $11.8 million to $11.4 million (5.0% of net sales) for the nine months ended September 29, 2012, from a net loss of $0.4 million (0.1% of net sales) for the nine months ended October 1, 2011. Net income improved significantly, despite lower sales, due to a margin-focused sales strategy, favorable product mix and efficiencies gains at our manufacturing plants.

Discontinued operations

The Company decided to discontinue its Oregon operations in December of 2010. Accordingly, the Company has classified the prior period results for Oregon as discontinued operations.  The operations were ceased in the first quarter of 2011 due to the Company’s decision to exit this unprofitable geographic region.  The after-tax loss from the discontinued operations was $0.7 million for the nine months ended October 1, 2011.  The Oregon facility and equipment were sold during the quarter ended September 29, 2012.  The sale resulted in a $0.1 million loss and is included in other income in the consolidated statements of operations.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from period to period:

	Three Months Ended		Nine Months Ended
	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Basic income (loss) per share:
Income (loss) from continuing operations	$0.23	$0.10	$0.75	$(0.02)
Loss from discontinued operations	—	—	—	(0.05)
Net income (loss) per basic share	$0.23	$0.10	$0.75	$(0.07)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.23	$0.10	$0.74	$(0.02)
Loss from discontinued operations	—	—	—	(0.05)
Net income (loss) per diluted share	$0.23	$0.10	$0.74	$(0.07)

Shares used in the computation of income (loss) per share:
Basic	15,206,196	15,155,528	15,186,505	14,693,856
Diluted	15,470,335	15,345,234	15,437,246	14,693,856

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit facility.  Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditure needs.

Operating activities

Cash flows from operations represent the net income earned, or net loss sustained, in the reported periods adjusted for non-cash charges coupled with changes in operating assets and liabilities. Cash provided by operating activities totaled $7.9 million for the nine months ended September 29, 2012, as compared with $10.0 million for the nine months ended October 1, 2011. Cash from operating activities was unfavorably impacted during the first nine months of 2012 by a $5.9 million decrease in trade accounts payable. The decrease in accounts payable resulted from payments to vendors due to the Company’s improved overall liquidity and borrowing capacity.

Investing activities

Cash used in investing activities was $1.0 million for the nine months ended September 29, 2012 as compared with $0.7 for the nine months ended October 1, 2011. During the first nine months of 2012, the Company’s capital expenditures totaled $5.4 million consisting primarily of the capital investments in our Indiana manufacturing facilities. Additionally, we received $4.2 million from the sale of idle property, plant, and equipment, including $4.0 million from the sale of assets previously classified as held for sale.

Financing activities

Financing activities used $3.6 million of cash for the nine months ended September 29, 2012 as compared with cash used of $10.2 million for the nine months ended October 1, 2011. The Company paid down its revolving bank line of credit and other long-term debt in the amount of $3.7 million during the nine months ended September 29, 2012. The repayments resulted from improved profitability and lower working capital needs during the second half of the year versus the first half of the year when higher working capital was necessary to support seasonal fleet orders.

Capital Resources

Revolving Line of Credit

On September 14, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC (the “Lender”). As of September 29, 2012, the outstanding balance under the Credit Agreement was approximately $8.8 million, and the Company had unused credit capacity of approximately $15.9 million. Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined in the Credit Agreement, resulting in an effective rate of 3.3% at September 29, 2012, and the Company was in compliance with all provisions of its Credit Agreement.

Other Long-Term Debt

During 2011, the Company entered into a capital lease under a sale/leaseback transaction involving its California facility. The outstanding principal amount of the obligation as of September 29, 2012, was $3.5 million with an interest rate of 5.5%.  Of this amount $0.1 million and $3.4 million were included in current maturities of long-term debt and long-term debt, respectively, in the accompanying consolidated balance sheets at September 29, 2012.

Summary of Liquidity and Capital Resources

The Company’s primary capital needs are for working capital demands, to meet its debt service obligations, and to finance capital expenditure requirements.  The Company has a substantial asset collateral base and a strong equity position which management believes adequately supports the outstanding revolving line of credit.  Additionally, the Company is completing plans to attempt to sell certain idle assets which, if completed, will provide additional liquidity to reduce borrowings under the Company’s revolving line of credit.

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.  However, as of September 29, 2012, the Company had approximately $3.5 million of cash primarily resulting from proceeds received from the sale of a facility which was classified as held for sale.  The proceeds from this sale will be used as part of a like-kind exchange transaction.

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

Beginning in the second quarter of 2012, the Company began the process of implementing a perpetual inventory system. As a result of the ongoing implementation, the Company self-identified errors related to revenue recognition during certain past reporting periods (See Note 1). Although the errors were limited to one location and deemed immaterial, the Company believes that these findings underscore the importance of implementing a perpetual inventory system. The Company is in the process of implementing the perpetual inventory system by division with an anticipated completion in the fourth quarter of 2012.

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

ITEM 4.                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 29, 2012.

b.                                      Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except that the Company implemented a perpetual inventory system at three of the Company’s locations during the quarter ended September 29, 2012 and anticipates implementing the perpetual inventory system at the Company’s remaining two locations in the quarter ended December 29, 2012.

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

Exhibit 3.4	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.
Exhibit 10.1*	2012 Supreme Cash and Equity Bonus Plan dated July 3, 2012.
Exhibit 31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed on November 8, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Matthew W. Long
DATE: November 8, 2012		Matthew W. Long
Interim Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 3.4	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.
Exhibit 10.1*	2012 Supreme Cash and Equity Bonus Plan dated July 3, 2012.
Exhibit 31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed on November 8, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.