Form 10-K
period 2012-12-29
SUPREME INDUSTRIES INC
filed 2013-03-22
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-8183

SUPREME INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-1670945
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

2581 E. Kercher Road Goshen, Indiana	46528
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (574) 642-3070

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Class A Common Stock ($.10 Par Value)	NYSE MKT

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the last closing sale price of $3.91 per share for the common stock on the NYSE MKT on such date, was approximately $46,948,258.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 15, 2013
Class A Common Stock ($.10 Par Value)	13,557,749 shares
Class B Common Stock ($.10 Par Value)	1,716,937 shares

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders — Part III

ii

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

During 2012, several legal entity restructuring transactions occurred as a result of which Supreme Corporation, a Texas corporation, became the Company’s principal subsidiary. As part of these restructuring transactions, several operating and real estate entities became wholly-owned subsidiaries of Supreme Corporation. This corporate restructuring was undertaken to provide the Company a more effective structure for purposes of efficient management and measurement of business operations.

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

General Description of the Company’s Business

Supreme competes in two core areas of the specialty vehicle market, truck bodies and buses. Supreme manufactures a truck body or bus body that is attached to a truck chassis.  The truck chassis, which consists of an engine, drivetrain, a frame with wheels, and in some cases a cab, is manufactured by third parties which are major automotive or truck companies.  Such companies typically do not build specialized truck bodies. Supreme is the only major manufacturer that produces both truck and bus bodies. Some examples of specialized vehicles that are not manufactured by Supreme are dump bodies, utility bodies, and garbage packers.

Supreme offers a wide range of truck products with prices that range from $4,000 to more than $100,000.  Supreme’s truck bodies are offered in aluminum, fiberglass reinforced plywood (“FRP”), FiberPanel®, SignaturePlate, or molded fiberglass construction. Most of our products are attached to light-duty truck chassis and medium-duty chassis.  Supreme integrates a wide range of options into its truck bodies including liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment. Supreme is primarily a build-to-order operation with very limited production occurring in anticipation of pending orders.

The following table shows net sales contributed by each of the Company’s continuing operation product categories:

	2012	2011	2010
Specialized vehicles:
Trucks	$211,971,626	$218,927,753	$122,489,740
Buses	55,025,147	60,640,186	69,951,326
Armored vehicles	16,180,244	18,505,470	24,860,607
	283,177,017	298,073,409	217,301,673
Fiberglass products	2,963,095	2,287,280	3,848,426
	$286,140,112	$300,360,689	$221,150,099

The following is a brief summary of Supreme’s products:

Signature Van bodies.  Supreme’s Signature Van bodies range from 10 to 28 feet in length with exterior walls assembled from one of several material options including pre-painted aluminum, FRP panels, FiberPanels®, or SignaturePlate. Additional features include molded composite front and side corners, LED marker lights, sealed wiring harnesses, hardwood or pine flooring, and various door configurations to accommodate end-user loading and unloading requirements.  This product is adaptable for a diverse range of uses in dry-freight transportation.

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

Shuttle buses.  Shuttle buses (Senator and Candidate) have seating capacities for 12 to 29 people and are offered with a variety of seating arrangements and with options such as wheelchair lifts, custom interiors, and special exterior paint schemes.  The shuttle bus line features an aerodynamic exterior design and is intended for use by hotels, nursing homes, car leasing companies, and airport-related users.

Mid-size buses.  Supreme’s mid-size buses (President and Ambassador) are offered in lengths of up to 31 feet with capacities of up to 35 passengers.  This product serves the public transit and tour markets as well as end users such as universities and various sport franchises.

Trolleys.  Supreme’s trolley line is similar in size to the mid-size bus line but resembles a San Francisco trolley car.  Supreme is a leading manufacturer of this product which is marketed to resort areas, theme parks, and cities desiring unique transportation vehicles.

Kold King®, Iner-City®, Spartan, and Fuel Shark are trade names used by Supreme in its marketing of truck bodies and buses.  Kold King®, Iner-City®, and FiberPanel® are trademarks registered in the U.S. Patent and Trademark Office.

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

Supreme’s dealer/distributor network consists of approximately 25 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial dealers.  Management believes that this large network, coupled with Supreme’s geographically-dispersed plant and distribution sites, gives Supreme a marketing advantage over its competitors.  Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

Approximately 75 employees are engaged in direct sales.  Supreme engages in direct advertising in trade publications, trade shows, and cooperative advertising campaigns with distributors.

Trademarks

The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme.  Management believes that these trademarks have significant customer goodwill.  For this reason, management anticipates renewing each trademark discussed above for an additional ten-year period prior to such trademark’s expiration.

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories.  The Company believes that its days sales outstanding and its days inventories on hand are within normal industry levels.  The Company had working capital of $38.6 million and $35.4 million at December 29, 2012, and December 31, 2011, respectively.

Major Customers

No single customer, or group of customers, accounted for 10% or greater of the Company’s consolidated net sales for the fiscal years ended in 2012 and 2010.  During 2011, one of our customers (Penske) accounted for approximately 20% of consolidated net sales.  The Company’s export sales are minimal. No single customer, or group of customers, accounted for 10% or greater of the Company’s total trade accounts receivable as of the fiscal year ended in 2012 and 2011.

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

Employees

As of December 29, 2012 and December 31, 2011, the Company employed approximately 1,500 and 1,700 employees, respectively, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be favorable.

Backlog

The Company’s backlog of firm orders was $67.9 million at December 29, 2012 compared to $99.9 million at December 31, 2011.

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

With the exception of some bus and armored products, the Company generally does not purchase vehicle chassis for its inventory.  The Company accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies and buses on such chassis. Historically, General Motors Corp. (“GM”) and Ford Motor Company (“Ford”) have been the primary suppliers of chassis.  In the event of a disruption in supply from one major supplier, the Company would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a significant adverse effect on the Company’s business operations.

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

A product defect claim in excess of our insurance coverage, or for which we have no insurance, or an inability to acquire or maintain insurance at commercially reasonable rates, could have a materially adverse effect upon our business.

We face an inherent risk of exposure to product liability, product recall, and other product defect related claims, if the use of our current or formerly manufactured products result, or are alleged to result, in personal injury and/or property damage, or if a significant number of our products must be recalled, or if a product defect results in the Company having to refund the purchase price of a substantial number of vehicles.  If we manufacture a defective product, we may experience material losses and we may incur significant costs to defend product defect claims.  We could also incur damages and significant costs in correcting any defects, lost sales, and suffer damage to our reputation.  We may not have insurance coverage for certain types of claims or our insurance coverage may not be adequate for liabilities we could incur and may not continue to be available on terms acceptable to us.

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

Our relatively low trading volumes may limit our stockholders’ abilities to buy or sell their shares.

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve month period ended December 29, 2012 were $4.66 and $2.42, respectively.  Our Class A Common Stock is listed on the NYSE MKT exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve month period ended December 29, 2012, our daily trading volume has been as low as zero.  It may be difficult for you to buy or sell shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

As of March 15, 2013, our officers and directors as a group beneficially owned 23.5% of our Class A Common Stock and 89.2% of our Class B Common Stock.  As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring stockholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company which may adversely affect our stock price.

Our outstanding Common Stock is split into two classes.  The Class A Common Stock is listed on the NYSE MKT exchange, and the holders thereof are entitled to elect two members of the Company’s Board of Directors.  The majority (89.2%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining six members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for Class A shareholders to receive any related take-over premium (unless the controlling group approves the sale).

The shuttle bus industry is highly competitive.

The shuttle bus industry is highly competitive; we routinely face competition from multiple companies for state and municipal bid contracts, as well as retail sales.  The recent competitive environment in the bus industry has resulted in increased discounting, which effectively lowers unit sales prices.  Sustained or increasing competitive pressures could have a material adverse effect on our results of operations.  There can be no assurance that we will be able to reduce the cost of our products to remain competitive or that existing or new competitors will not develop products that are superior to ours or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume, and profit margins.

Our internal controls provide only reasonable assurance that objectives are met. Failure of one or more of these controls could adversely affect the Company.

While the Company believes that its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.  The Company continues to take action to comply with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002.  Management, including our Interim Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Ability to sell idle facilities.

We currently own facilities which have been idle for a period of time and are currently being marketed for sale (see Item 2. “Properties”).  Although management has exercised its best judgment to reflect accurate current market values of these properties in the Company’s financial statements, there cannot be, due to current adverse market conditions, any assurance that these properties can be sold for these values anytime in the near future.

(See other risk factors listed under the caption: “Forward-Looking Statements”).

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                                                PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Company.

	Square	Owned or
	Footage	Leased	Operating Segment
Manufacturing of Products
Goshen, Indiana	521,135	Owned	Specialized Vehicles
Jonestown, Pennsylvania	424,416	Owned	Specialized Vehicles
Griffin, Georgia	191,779	Owned	Specialized Vehicles
Cleburne, Texas	177,035	Owned	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
	1,417,565

Manufacturing of Component Parts
Ligonier, Indiana	52,142	Owned	Fiberglass Products
	52,142

Service/Sales Facilities
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Colorado Springs, Colorado	950	Leased	Specialized Vehicles
	20,950

Properties Held for Sale
Wilson, North Carolina	113,694	Owned	Not Applicable
White Pigeon, Michigan	74,802	Owned	Not Applicable
Goshen, Indiana	57,570	Owned	Not Applicable
St. Louis, Missouri	4,800	Owned	Not Applicable
	250,866

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable

Total square footage	1,767,523

In an effort to manage its capacity utilization and control its assets, the Company had previously ceased operations at a number of facilities during and prior to 2011.  The White Pigeon, Michigan facility is being leased to an unrelated business and is classified as property, plant, and equipment as of December 29, 2012.  A portion of the Wilson, North Carolina facility is currently being leased to an unrelated business. The remaining properties are classified as assets held for sale and are each being aggressively marketed for sale. The Company has a signed purchase agreement for the Goshen, Indiana property classified as held for sale, which is expected to close on March 29, 2013 and is expected to result in a nominal gain on the sale. The facilities owned or leased by the Company are well maintained, in good condition, and adequate for their intended purposes.

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

In October of 2011, the Company was named a defendant in a personal injury suit (Paul Gendrolis and Katherine Gendrolis v. Saxon Fleet Sales, Kolstad Company, and Supreme Industries, Inc.) which was filed in the United States District Court, District of Massachusetts.  The complaint seeks $10 million in damages based on allegations that a truck body manufactured by the Company contained an improperly installed plate or lip, which caused Paul Gendrolis to trip and become injured.  Claims alleged against the Company include negligence, breach of warranty, breach of consumer protection laws, and loss of consortium.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable.  The Company is vigorously defending this matter.  The Company has insurance coverage for personal injury claims with the Company’s self-insurance deductible being $250,000.

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  The complaint seeks a sum of approximately $7 million which the plaintiff alleges was paid for the fleet, costs of investigation and repairs, and incidental and consequential damages.  These allegations against the Company include breach of contract, breach of implied warranties of fitness and merchantability, and a request for declaratory judgment on the issue of revocation of acceptance of the fleet.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable.  The Company is vigorously defending this matter.

ITEM 4.                                              MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the NYSE MKT exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of March 15, 2013 was approximately 236.  Due to the number of shares held in nominee or street name, it is likely that there are substantially more than 236 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $3.98 per share on the NYSE MKT exchange on March 15, 2013 on which date there were 13,557,749 shares of Class A Common Stock outstanding.  High and low sales prices of the Class A Common Stock for the two-year periods ended December 29, 2012 and December 31, 2011 were:

	2012		2011
	High	Low	High	Low
1st Quarter	$3.25	$2.42	$3.55	$2.01
2nd Quarter	4.57	3.01	3.60	2.10
3rd Quarter	4.66	3.65	3.55	1.90
4th Quarter	4.00	3.22	2.95	1.71

All of the 1,716,937 outstanding shares of the Company’s Class B Common Stock were held by a total of 13 persons as of March 15, 2013.  There is no established trading market for the Class B Common Stock.  The Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B Common Stock is deemed to be beneficial ownership of the Class A Common Stock under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

The Company did not declare or pay any cash or stock dividends during the years ended December 29, 2012 or December 31, 2011.  Future dividend payments will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant and equipment expenditures, and other corporate purposes.

ITEM 6.                                              SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto.

All per share data for 2008 has been adjusted to reflect the two percent (2%) and six percent (6%) common stock dividends declared and paid during 2008.

	For Fiscal Years Ended
	2012	2011 (b)	2010 (b)	2009 (b)	2008
Consolidated Statement of Continuing Operations Data:
(in millions, except per share amounts)
Net sales	$286.1	$300.4	$221.2	$183.9	$250.6

Income (loss) from continuing operations	11.8	1.7	(8.8)	(6.0)	(1.7)

Income (loss) from continuing operations per share:
Basic earnings (loss) per share	0.78	0.11	(0.62)	(0.43)	(0.13)
Diluted earnings (loss) per share	0.77	0.11	(0.62)	(0.43)	(0.13)

Cash dividends per common share	—	—	—	—	0.18

Consolidated Balance Sheet Data:
(in millions)

Working capital (a)	$38.6	$35.4	$19.1	$22.4	$60.3

Total assets	105.1	104.7	101.1	109.2	125.5

Total debt	14.1	15.9	26.6	27.3	33.6

Stockholders’ equity	67.2	54.9	51.5	62.3	70.4

(a)         During the third quarter of 2009, the Company reclassified its revolving line of credit from long-term to current ($25.6 million at December 26, 2009). During the third quarter of 2011, the Company reclassified its revolving line of credit from current to long-term ($11.7 million at December 31, 2011).  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         The above results reflect certain immaterial revisions as discussed in Note 1 to Consolidated Financial Statements in Item 8.

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

The Company and its product offerings are affected by various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis, and the availability of credit and financing to the Company, our vendors, dealers, distributors, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” of this document.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes (see Note 1 “Basis of Presentation”) thereto located in Item 8 of this document, and pertain to continuing operations unless otherwise noted.

Overview

Throughout 2012, Supreme continued to successfully implement a strategy of concentrating on sales and markets that meet or exceed our profit margin criteria.  By enhancing manufacturing efficiencies, improving pricing disciplines, and better managing operating costs, we believe we can produce sustainable profits into the future.  Consolidated sales were $286.1 million in 2012, compared with $300.4 million in 2011, a decline of 4.7%. Gross profit increased 34% to $43.5 million from the $32.5 million reported in last year’s comparable period. As a percentage of sales, gross margin increased 4.4 percentage points to 15.2% from 10.8% in 2011, and represented the highest gross margin percentage generated by the Company since 1998.  The Company reported full-year income from continuing operations of $11.8 million, or $0.77 per diluted share, compared with last year’s income from continuing operations of $1.7 million, or $0.11 per diluted share.

Our sales backlog at the end of 2012 totaled $67.9 million compared with $99.9 million a year ago. While 32% lower than the prior-year period, we expect our backlog to yield a more favorable gross margin percentage than the higher backlog of a year ago.  Additionally, the prior year backlog included initial orders for the 2012 fleet season.  As of the end of 2012, the 2013 fleet orders had not yet been awarded.

Working capital was $38.6 million at December 29, 2012, up from $35.4 million at December 31, 2011.  Total debt declined to $14.1 million at year end, compared with $15.9 million a year ago. This reduction was achieved even after investing over $7.1 million in facilities and equipment to enhance efficiencies and $6.1 million to exercise certain facility lease purchase options during the year.  Stockholders’ equity increased 22% to $67.2 million, or $4.41 per share, at December 29, 2012, compared with $54.9 million, or $3.71 per share, at December 31, 2011.  On December 19, 2012, the Company entered into a five-year revised (cash-flow based) credit agreement increasing its line of credit to $45 million with notably improved liquidity, availability and interest rate pricing.

During 2012, the Company made several key strategic decisions to improve results including upgrading key management positions, upgrading the Indiana truck and bus facilities, improving pricing disciplines, and exercising two facility lease purchase options.  As we continue to manage the Company for profitable growth, our key areas of ongoing focus include:

•                  Improving the buying experience for our customers by incorporating their product improvement ideas;

•                  Improving our material procurement sourcing processes nationwide;

•                  Making strategic improvements in select facilities to enhance productivity;

•                  Continuing our product development initiatives related to both new and existing products; and

•                  Ongoing product line rationalization to improve gross margins and remain focused on our core truck, bus, and armored products.

We continue to aggressively review all aspects of our business by means of a continuous improvement culture to ensure the ongoing growth and strength of the Company.  The Company expects to benefit and leverage the strong foundation built in 2012 to make further improvements in its future financial performance.

Comparison of 2012 with 2011

Net Sales

Net sales for the year ended December 29, 2012 decreased $14.2 million, or 4.7%, to $286.1 million as compared with $300.4 million for the year ended December 31, 2011. The following table presents the components of net sales and the changes from 2012 to 2011:

($000’s omitted)	2012	2011	Change
Specialized vehicles:
Trucks	$211,972	$218,928	$(6,956)	(3.2)%
Buses	55,025	60,640	(5,615)	(9.3)
Armored vehicles	16,180	18,506	(2,326)	(12.6)
	283,177	298,074	(14,897)	(5.0)
Fiberglass products	2,963	2,287	676	29.6
	$286,140	$300,361	$(14,221)	(4.7)%

Truck division sales decreased by $7.0 million, or 3.2%, for the year primarily due to fewer orders from certain large national fleet customers and our decision to decline sales that do not meet our target margins. The Company leveraged an improved retail market in 2012 by creating and utilizing greater flexibility in our manufacturing processes resulting in efficiency improvements, higher-quality products, and improved on-time delivery.

Bus division sales decreased $5.6 million, or 9.3%, as the core market continued to feel the effects of tightened municipal and state budgets that caused intense competition leading to increased discounting and reduced margins. We are addressing the issue by revising our production processes and material sourcing to drive greater efficiency and lower cost and by continuing to investigate niche markets that will help us better balance the business between public and private sector.

Armored division sales decreased $2.3 million, or 12.6%, as a result of lower government procurements, including our business with the U.S. Department of State to produce armored SUVs for embassies abroad.  Using existing products and capabilities as a foundation, we continue to look for opportunities to expand product offerings and our customer base for these specialty products.

The Fiberglass division sells fiberglass reinforced plywood to Supreme for use in the production of certain of its truck bodies and to third parties.  The increase of $0.7 million, or 29.6%, was due to higher sales to third parties in 2012.

Cost of sales and gross profit

Gross profit increased by $11.0 million, or 34%, to $43.5 million for the year ended December 29, 2012 as compared with $32.5 million for the year ended December 29, 2011.  The following presents the components of cost of sales and the changes from 2012 to 2011:

Material — Material cost as a percentage of net sales decreased by 3.9% for the year ended December 29, 2012 as compared with 2011. The decrease in the material percentage was due in part to a favorable product mix and our focus on improved product pricing.  Although commodity raw material prices seem to have stabilized, the potential for future increases remains an ongoing concern for certain commodities including aluminum, steel, and wood products. The Company closely monitors the markets for its major commodities to identify raw material cost escalations and attempts to pass-through cost increases as markets will allow by having material adjustment clauses in most key customer contracts.

Direct Labor — Direct labor as a percentage of net sales decreased by 0.8% for the year ended December 29, 2012 as compared with 2011 due to improved efficiencies achieved at certain locations resulting from the use of real time metrics on labor utilization and manufacturing redesign initiatives for more efficient production flow.

Overhead — Manufacturing overhead as a percentage of net sales increased by 0.5% for the year ended December 29, 2012 as compared with 2011 due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes. For the year ended December 29, 2012, the dollars spent on overhead decreased approximately $0.5 million when compared with 2011 with reductions in warranty, workers compensation claims, and group health claims.  The Company implemented design changes to its group health insurance plan and has provided participants with more consumer-driven tools with the goal of improving the overall health and cost consciousness of its workforce.

Delivery — Delivery as a percentage of net sales decreased by 0.2% for the year ended December 29, 2012 as compared with 2011.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $4.6 million, or 17%, to $32.2 million for the year ended December 29, 2012 as compared with $27.6 million for the year ended December 31, 2011. The following table presents selling and G&A expenses as a percentage of net sales and the changes from 2012 to 2011:

($000’s omitted)	2012		2011		Change
Selling expenses	$10,499	3.7%	$9,484	3.2%	$1,015	0.5%
G&A expenses	21,720	7.6	18,170	6.0	3,550	1.6
Total	$32,219	11.3%	$27,654	9.2%	$4,565	2.1%

Selling expenses — Selling expenses increased $1.0 million year over year.  As a percentage of net sales, selling expenses increased 0.5% for the year ended December 29, 2012 as compared with 2011 which was primarily attributable to a change in the sales commission structure which is now more closely aligned with profit contribution versus gross sales volume.

G&A expenses — G&A expenses increased $3.6 million year over year.  As a percentage of net sales, G&A expenses increased 1.6% for the year ended December 29, 2012 as compared with 2011.  The increase was the result of several factors including strategic additions to the senior management team, profit-based incentive compensation plans, severance expenses related to exiting management personnel in early 2012, and legal fees, as well as expenses associated with the implementation of a perpetual inventory management system.

Legal settlement and related costs

On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company alleging breach of oral contract, unjust enrichment, and other claims.  Due to the inherent nature of litigation, and the uncertainty surrounding the ultimate outcome of this case, on May 25, 2011, the Company and TAG signed a Civil Settlement Agreement under the terms of which this lawsuit was dismissed, and the Company agreed to pay $3.3 million including $1.1 million in cash and $2.2 million in stock. The legal settlement and related costs were $2.2 million for the year ended December 31, 2011.  There were no associated costs for the year ended December 29, 2012.

Other income

For the year ended December 29, 2012, other income was $1.2 million, or 0.4% of net sales, as compared with other income of $0.9 million, or 0.3% of net sales, for the year ended December 31, 2011. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first quarter of 2012, the Company realized a gain of approximately $0.3 million on the sale of real estate.

Interest expense

Interest expense was $1.0 million, or 0.3% of net sales, for the year ended December 29, 2012 as compared with $2.2 million, or 0.7% of net sales, for the year ended December 31, 2011. The decline in interest expense resulted from a combination of lower average bank borrowings and lower (performance-based) borrowing rates during the periods. Additionally, interest expense in 2011 included approximately $0.8 million of charges resulting from the write off of capitalized bank fees related to the Company’s previous bank credit agreement. The effective interest rate on bank borrowings was 2.7% at December 29, 2012.

Income taxes

At December 31, 2011, the Company maintained a valuation allowance against its net deferred tax assets of $4.6 million due to uncertainty of the utilization of such assets. At December 31, 2011, the Company had net operating loss carryforwards totaling $6.5 million for federal tax purposes and approximately $22 million for state tax purposes. Additionally, the Company had research and experiment credits totaling $0.3 million for federal tax purposes and $0.5 million for state tax purposes.  During 2012, the Company generated taxable income sufficient to realize the benefit of all its federal net operating loss carryforwards and a portion of its state net operating loss carryforwards. Given the income generated in 2012, the valuation allowances were reversed which result in a nominal effective tax rate. The Company’s effective tax rate for the year ending December 29, 2012 was 5.9%, substantially lower than statutory rates.  For the year ended December 31, 2011, the income tax benefit of $0.4 million resulted from expiring state statutes related to uncertain tax positions.  Beginning with the first quarter of 2013, the Company expects to recognize income taxes at normalized rates.

Income from continuing operations

Net income from continuing operations increased by $10.1 million to $11.8 million, or 4.1% of net sales, for the year ended December 29, 2012 from $1.7 million, or 0.6% of net sales, for the year ended December 31, 2011.  As noted earlier, net income improved significantly, despite lower sales, due to a margin-focused sales strategy, favorable product mix, and efficiency improvements at our manufacturing plants.

Discontinued operations

In December of 2010, the Company decided to discontinue its Oregon operations.  Discontinued operations include the operating results as well as impairment charges for related buildings and equipment.  Accordingly, the Company has reclassified the prior period results as discontinued operations.  The Oregon operations were ceased in the first quarter of 2011 due to the Company’s decision to exit this unprofitable geographic region.  The after-tax loss from the discontinued operations related to our Oregon operations was $0.9 million in 2011.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from 2012 to 2011:

	2012	2011	Change
Basic income (loss) per share:
Income from continuing operations	$0.78	$0.11	$0.67
Loss from discontinued operations	—	(0.06)	0.06
Net income per basic share	$0.78	$0.05	$0.73

Diluted income (loss) per share:
Income from continuing operations	$0.77	$0.11	$0.66
Loss from discontinued operations	—	(0.06)	0.06
Net income per diluted share	$0.77	$0.05	$0.72

Comparison of 2011 with 2010

Net Sales

Net sales for the year ended December 31, 2011 increased $79.2 million, or 35.8%, to $300.4 million as compared with $221.2 million for the year ended December 25, 2010. The following table presents the components of net sales and the changes from 2011 to 2010:

($000’s omitted)	2011	2010	Change
Specialized vehicles:
Trucks	$218,928	$122,490	$96,438	78.7%
Buses	60,640	69,951	(9,311)	(13.3)
Armored vehicles	18,506	24,861	(6,355)	(25.6)
	298,074	217,302	80,772	37.2
Fiberglass products	2,287	3,848	(1,561)	(40.6)
	$300,361	$221,150	$79,211	35.8%

Truck division sales increased by $96.4 million, or 78.7%, for the year primarily due to higher levels of fleet orders shipped during the first half of 2011 and an improved retail market.

Bus division sales decreased $9.3 million, or 13.3%, as the core market of state and municipal governments remained soft.

Armored division sales decreased $6.4 million, or 25.6%, as a result of less demand for products purchased by the US Department of State and lower cash-in-transit vehicle demand in 2011.

Fiberglass products division sales decreased $1.6 million, or 40.6%, primarily due to the restructuring of the division.

Cost of sales and gross profit

Gross profit increased by $14.2 million, or 78.0%, to $32.5 million for the year ended December 31, 2011 as compared with $18.2 million for the year ended December 25, 2010.  The following presents the components of cost of sales and the changes from 2011 to 2010:

Material — Material cost as a percentage of net sales increased by 3.0% for the year ended December 31, 2011 as compared with 2010. The increase in the material percentage was significantly impacted by the escalation in the cost of raw materials as well as changes in product mix reflecting an increase in higher material percentage fleet business and a decrease in armored product which has a lower material percentage.

Direct Labor — Direct labor as a percentage of net sales decreased by 1.6% for the year ended December 31, 2011 as compared with 2010 due to improved efficiencies achieved at certain locations resulting from the use of real time metrics on labor utilization and product redesign initiatives for more efficient production.

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

Selling expenses — Selling expenses increased $1.5 million year over year.  As a percentage of net sales, however, selling expenses decreased 0.4% for the year ended December 31, 2011 as compared with 2010.  The increase in dollars for the period was primarily attributable to higher commission-related expenses due to a 36% increase in the net sales volume and higher costs associated with more proactive marketing programs to promote the Company’s products.  During the economic downturn, the Company cut back in the area of marketing expenditures on advertising, product literature, and personnel.

G&A expenses — G&A expenses increased $3.8 million year over year.  As a percentage of net sales, however, G&A expenses decreased 0.5% for the year ended December 31, 2011 as compared with 2010.  The increase in dollars was primarily attributable to a variety of restructuring and profit improvement initiatives including the costs to engage consulting firms supporting these efforts. These types of expenses totaled approximately $1.2 million for the year ended December 31, 2011.  Additionally, as a result of changes in senior management, payroll and related benefits increased in the 2011 period compared to the 2010 period.

Legal settlement and related costs

On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company alleging breach of oral contract, unjust enrichment, and other claims.  Due to the inherent nature of litigation, and the uncertainty surrounding the ultimate outcome of this case, on May 25, 2011, the Company and TAG signed a Civil Settlement Agreement under the terms of which this lawsuit was dismissed and the Company agreed to pay $3.3 million including $1.1 million in cash and $2.2 million in stock. The Company settled a lawsuit during the second quarter of 2011. The legal settlement and related costs were $2.2 million for the year ended December 31, 2011 as compared with $2.3 million for the year ended December 25, 2010.

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

Income taxes

For the year ended December 31, 2011, the income tax benefit of $0.4 million resulted from expiring state statutes related to uncertain tax positions. At December 31, 2011, the Company had net operating loss carryforwards totaling $6.5 million for federal tax purposes and approximately $22 million for state tax purposes. Additionally, the Company had research and experiment credits totaling $0.3 million for federal tax purposes and $0.5 million for state tax purposes.  Given the accumulated net operating tax losses, it was more likely than not that these deferred tax assets will not be realized. Accordingly, after consideration of all positive and negative factors the Company provided a valuation allowance for the deferred tax assets net of the deferred tax liabilities expected. The valuation allowance did not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future. For the year ended December 25, 2010, the Company recorded income tax expense of $0.5 million which was the result of a valuation allowance that was recorded against the Company’s net deferred tax asset position.

Income (loss) from continuing operations

Net income from continuing operations increased by $10.5 million to $1.7 million, or 0.6% of net sales, for the year ended December 31, 2011 from a net loss of $8.8 million, or -4.0% of net sales, for the year ended December 25, 2010.

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

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from 2011 to 2010:

	2011	2010	Change
Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.62)	$0.73
Income (loss) from discontinued operations	(0.06)	(0.20)	0.14
Net income (loss)	$0.05	$(0.82)	$0.87

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operations represent the net income earned or the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash from operating activities totaled $12.4 million for the year ended December 29, 2012 as compared with $14.5 million for the year ended December 31, 2011. Net cash from operating activities was favorably impacted by a $5.8 million decrease in inventories and a $3.2 million decrease in accounts receivable, primarily due to decreased business activity at the end of December 2012 as compared to the same period in the prior year. This was offset by a $9.5 million decrease in trade accounts payable resulting from a decrease in inventories and cash flow management.

Net cash from operating activities totaled $14.5 million for the year ended December 31, 2011 as compared with $1.3 million for the year ended December 25, 2010.  Cash from operating activities was favorably impacted by a $9.9 million increase in trade accounts payable resulting from the successful negotiation of extended payment terms with key trade suppliers. This was partially offset by a $2.5 million increase in accounts receivable due to the higher sales volume and an increase in inventories totaling $0.9 million.  The Company’s cash flow cycle improved year over year mainly due to improved accounts receivable collections, accelerated inventory turns, and the extended vendor payment terms.

Investing activities

Cash used by investing activities was $10.9 million for the year ended December 29, 2012 as compared with $1.9 million for the year ended December 31, 2011. During 2012, the Company’s capital expenditures totaled $13.2 million and included $5.4 million used to exercise purchase options for leased facilities in Indiana and Georgia, and $0.7 million used to exercise the purchase option for a leased facility in California, which was previously accounted for as a financing (capital lease) transaction. Investing activities provided cash of $4.2 million in 2012 as a result of net proceeds from the sale of facilities in Woodburn, Oregon; Apopka, Florida; Streetsboro, Ohio; and Ligonier, Indiana which were previously included in assets held for sale. Additionally, the Company’s wholly-owned captive insurance subsidiary purchased short-term investments of $2.0 million during 2012.

Cash used by investing activities was $1.9 million for the year ended December 31, 2011 as compared with $0.8 million for the year ended December 25, 2010.  During 2011, the Company’s capital expenditures totaled $2.8 million consisting primarily of capital investments in our Pennsylvania and Indiana facilities partially offset by $0.6 million received from the sale of property, plant, and equipment.

Financing activities

Financing activities used $1.6 million of cash for the year ended December 29, 2012 as compared with cash used of $13.5 million for the year ended December 31, 2011. Net long-term debt payments consisted of net borrowings from the Company’s revolving line of credit of $2.4 million which were offset by the $3.0 million net payoff of a capital lease obligation under a sale and leaseback transaction, and the $0.7 million early payoff of obligations under industrial revenue bonds. Additionally, debt refinancing activities during 2012 unfavorably impacted cash flow by approximately $0.4 million.

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

Capital Resources

Revolving Line of Credit

On October 18, 2010, the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank (“JPMC”) which was effective as of September 30, 2010 and provided the Company with a revolving line of credit of up to $30.0 million through December 31, 2011. Interest on outstanding borrowings under the revolving line of credit was based on the JPMC prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company’s leverage ratio (an effective rate of 5.09% at December 25, 2010).

On September 14, 2011, the Company entered into a Credit Agreement (the “2011 Credit Agreement”) with Wells Fargo.  The 2011 Credit Agreement provides the Company a revolving line of credit of up to $45.0 million subject to a monthly borrowing base calculation.  The term of this revolving line of credit was for a period ending on September 14, 2015.  Upon the occurrence of certain events of default or the failure to maintain the defined minimum percentage of availability, the Company was required to comply with two financial covenants. These financial covenants consisted of a minimum fixed charge coverage ratio and limitations on annual capital expenditures. No events of default existed, and the Company’s availability was in excess of the required amount as of December 31, 2011.

The loan proceeds received in conjunction with the 2011 Credit Agreement were used to repay in full all of the obligations owed to JPMC under that certain Amended and Restated Credit Agreement dated as of September 30, 2010.

As of December 31, 2011, the outstanding balance under the 2011 Credit Agreement was approximately $11.7 million, and the Company had unused credit capacity of approximately $12.3 million.  Interest on outstanding borrowings under the 2011 Credit Agreement was based on the Wells Fargo prime rate, or LIBOR, depending on the pricing option selected and the Company’s leverage ratio which resulted in an effective rate of 3.04% at December 31, 2011.

On December 19, 2012, the Company entered into a revised Credit Agreement (the “2012 Credit Agreement”) with Wells Fargo.  The 2012 Credit Agreement provides to the Company a revolving line of credit of up to $45.0 million.  The five-year term of this revolving line of credit expires on December 19, 2017.  The revolving line of credit bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio.

Pursuant to the terms of the 2012 Credit Agreement, the Company and one or more lenders (if there are additional lenders other than the initial lender) intend to establish a secured term loan facility secured by real property and improvements and an aggregate original principal amount of at least $10.0 million.  If the parties to the Credit Agreement do not establish the secured term loan facility before March 29, 2013, then the revolving credit commitment shall be permanently reduced by $10.0 million effective as of March 29, 2013.  The Company expects to establish the secured term loan facility by March 29, 2013.

A portion of the amounts received under the 2012 Credit Agreement has been used to repay in full all of the obligations of the Company and certain of the guarantors owing to Wells Fargo under the 2011 Credit Agreement.

A portion of the amounts received under the 2012 Credit Agreement has been used to exercise a lease option to purchase certain real estate and improvements located in the State of California which the Company’s wholly-owned operating subsidiary had previously leased under a Lease Agreement, dated May 12, 2011, from BFG2011 Limited Liability Company (“BFG”).  The option purchase price was $4.1 million.  The Company’s wholly-owned operating subsidiary held a 35.48% interest in BFG.  Messrs. William J. Barrett, Edward T. Flynn, and Herbert M. Gardner, all of whom are directors of the Company, held a combined ownership interest in BFG in the amount of 64.52%.

A portion of the amounts received in conjunction with the 2012 Credit Agreement has been used to exercise lease options to purchase certain real estate and improvements located in the States of Indiana and Georgia which the Company’s wholly-owned operating subsidiary had previously leased under two separate Lease Agreements, both dated July 25, 1988, from G-2 Ltd. (“G-2”).  The option purchase prices were $3.6 million and $1.8 million for the Indiana and Georgia properties, respectively.  The Company’s wholly-owned operating subsidiary was the general partner of G-2 holding a one percent interest.  Messrs. Barrett, Robert J. Campbell, and Gardner, all of whom are directors of the Company, each held ownership interests in G-2 in the amount of 12.375%, respectively.

As of December 29, 2012, the outstanding balance under the 2012 Credit Agreement was approximately $14.1 million, and the Company had unused credit capacity of approximately $30.9 million.  Interest on outstanding borrowings under the 2012 Credit Agreement was based on the Wells Fargo prime rate, or LIBOR, depending on the pricing option selected and the Company’s leverage ratio, as defined in the 2012 Credit Agreement, resulting in an effective rate of 2.66% at December 29, 2012.  Pursuant to the 2012 Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures.  As of December 29, 2012, the Company was in compliance with all three financial covenants.

Other Long-Term Debt

In May of 2011, the Company’s wholly-owned operating subsidiary entered into a sale-leaseback transaction with BFG to sell its California manufacturing facility (the “California Real Estate”) and utilize the proceeds to pay down certain obligations to JPMC.  The facility was then leased back to the Company’s wholly-owned operating subsidiary.

The transaction provided the Company with $4,100,000 comprised of the following amounts:  (a) a $100,000 cash down payment, (b) $3,000,000 paid in cash at the closing, (c) a grant to the Company’s wholly-owned operating subsidiary of the 35.48% equity interest in BFG valued at $495,000 (included in other assets on the October 1, 2011 balance sheet), and (d) a credit in the amount of $505,000 based on the lack of brokerage commissions and the nature of the transaction.  The Company’s wholly-owned operating subsidiary paid the closing costs associated with the transaction including the escrow fees, transfer taxes, title policies, and other transaction costs.

Concurrently with the closing of the sale of the California Real Estate to BFG, the Company’s wholly-owned operating subsidiary leased from BFG the California Real Estate (the “Sale Leaseback Transaction”) for a term of 20 years.  The base rent for the first five years of the term was $24,000 per month.  The lease was a triple net lease, and the Company’s wholly-owned operating subsidiary was responsible for payment of all costs relating to the leased premises, including state income taxes on rental income received.  The Company’s wholly-owned operating subsidiary had a purchase option and right of first refusal with respect to the California Real Estate through April 30, 2016.  In addition, the Company’s wholly-owned operating subsidiary had a one-time right of first offer with respect to the California Real Estate that continued until the expiration of the term of the Lease.  In connection with the Sale Leaseback Transaction, the Company received an independent appraisal, and a fairness opinion issued by a third party valuation consultant stating that the proposed transactions were fair from a financial point of view to the Company and its stockholders.

A portion of the amounts received under the 2012 Credit Agreement has been used to terminate the lease by exercising the option to purchase. The option purchase price was $4.1 million.

The outstanding principal amount under the 2011 Credit Agreement as of December 31, 2011 was $3.5 million at an interest rate of 5.5%.  Of this amount, $0.1 million and $3.4 million were included in current maturities of long term debt and long term debt, respectively, in the accompanying balance sheet at December 31, 2011.

Summary of Liquidity and Capital Resources

The Company’s primary capital needs are for working capital demands, to meet its debt service obligations, and finance capital expenditure requirements. Cash generated from operations, and borrowings available under our 2012 Credit Agreement, are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months based on our current cash flow budgets and forecasts of our liquidity needs.

Contractual Obligations

The Company’s fixed, noncancelable obligations as of December 29, 2012 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$14,105,997	$16,934	$—	$14,089,063	$—
Operating leases (b)	102,250	39,250	54,000	9,000	—
Total	$14,208,247	$56,184	$54,000	$14,098,063	$—

(a)         Amounts are included on the Consolidated Balance Sheets.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding property leases.

The Company’s historical practice has been to exclude the interest payments from the contractual obligations table due to the variability of its interest rates and the variability in its revolving line of credit which represented 99% of its debt obligations at December 29, 2012.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts which is determined by management based on the Company’s historical losses, specific customer circumstances, and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

Excess and Obsolete Inventories - The Company must make estimates regarding the future use of raw materials and finished products and provide for obsolete or slow-moving inventories. Periodically, management reviews inventories and adjusts the excess and obsolete reserves based on product life cycles, product demand, and/or market conditions.

Inventory Relief - For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material adjusted for scrap and other estimated factors affecting inventory relief.  Because of our large and diverse product line and the customized nature of each order, it is difficult to place full reliance on the bills of material for accurate relief of inventories.  Although the Company continues to refine the process of creating accurate bills of materials, manual adjustments (which are based on estimates) are necessary in an effort to assure correct relief of inventories for products sold.  The calculations to estimate costs not captured in the bill of materials take into account the customized nature of products, historical inventory relief percentages, scrap variances, and other factors which could impact inventory cost relief.

The accuracy of the inventory relief is not fully known until physical inventories are conducted at each of the Company’s locations. We conduct semi-annual physical inventories at a majority of locations and schedule them in a manner that provides coverage in each of our calendar quarters. As of December 29, 2012, the Company reported inventories of $32.3 million, 100% of which was subject to a physical inventory during the fourth quarter. We have invested significant resources in our continuing effort to improve the physical inventory process and accuracy of our inventory accounting system.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Supreme Industries, Inc.

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II — Valuation and Qualifying Accounts.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

South Bend, Indiana
March 22, 2013

Supreme Industries, Inc. And Subsidiaries

Consolidated Balance Sheets

December 29, 2012 and December 31, 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$59,056	$106,833
Investments	2,887,172	924,016
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2012 and $200,000 in 2011	18,781,735	22,040,297
Refundable income taxes	526,817	629,162
Inventories	32,308,931	38,134,862
Deferred income taxes	2,298,181	—
Assets held for sale	2,149,760	5,206,206
Other current assets	1,995,634	2,468,211
Total current assets	61,007,286	69,509,587

Property, plant and equipment, net	42,937,988	33,530,057

Other assets	1,142,809	1,683,718
Total assets	$105,088,083	$104,723,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$16,934	$246,192
Trade accounts payable	11,936,544	21,424,434
Accrued wages and benefits	2,642,433	2,888,684
Accrued self-insurance	2,430,674	2,307,368
Customer deposits	1,428,997	2,410,975
Accrued warranty	1,609,000	1,588,000
Accrued income taxes	519,611	719,611
Other accrued liabilities	1,779,215	2,502,284
Total current liabilities	22,363,408	34,087,548

Long-term debt	14,089,063	15,702,467

Deferred income taxes	1,472,730	—
Total liabilities	37,925,201	49,790,015

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 20,000,000 shares, issued 15,417,656 shares in 2012 and 15,330,614 in 2011	1,541,766	1,533,061
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued 1,716,937 shares in 2012 and 2011	171,694	171,694
Additional paid-in capital	68,953,487	71,463,799
Retained earnings	12,154,745	321,760
Treasury stock, Class A Common Stock, at cost, 1,893,446 shares in 2012 and 2,243,446 in 2011	(15,668,055)	(18,564,266)
Accumulated other comprehensive income	9,245	7,299
Total stockholders’ equity	67,162,882	54,933,347

Total liabilities and stockholders’ equity	$105,088,083	$104,723,362

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income

for the years ended December 29, 2012, December 31, 2011 and December 25, 2010

	2012	2011	2010

Net sales	$286,140,112	$300,360,689	$221,150,099
Cost of sales	242,644,088	267,865,673	202,908,621
Gross profit	43,496,024	32,495,016	18,241,478

Selling, general and administrative expenses	32,219,061	27,653,505	22,373,603
Legal settlement and related costs	—	2,182,091	2,316,786
Impairment of assets held for sale	—	—	1,079,807
Other income	(1,217,057)	(850,420)	(614,578)
Operating income (loss)	12,494,020	3,509,840	(6,914,140)

Interest expense	971,225	2,243,249	1,387,506
Income (loss) from continuing operations before income taxes	11,522,795	1,266,591	(8,301,646)

Income tax (benefit) expense	(310,190)	(401,000)	499,625
Income (loss) from continuing operations	11,832,985	1,667,591	(8,801,271)

Discontinued operations
Operating loss of discontinued Oregon operations, net of tax	—	(876,920)	(1,657,676)
Operating loss of discontinued motorhome operations, net of tax	—	—	(1,239,113)
Net income (loss)	11,832,985	790,671	(11,698,060)

Other comprehensive income	1,946	7,088	276,786
Total comprehensive income (loss)	$11,834,931	$797,759	$(11,421,274)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.78	$0.11	$(0.62)
Loss from discontinued operations	—	(0.06)	(0.20)
Net income (loss)	$0.78	$0.05	$(0.82)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.77	$0.11	$(0.62)
Loss from discontinued operations	—	(0.06)	(0.20)
Net income (loss)	$0.77	$0.05	$(0.82)

Shares used in the computation of income (loss) per share:
Basic	15,194,823	14,808,171	14,305,866
Diluted	15,440,484	15,030,772	14,305,866

See accompanying notes to consolidated financial statements

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 29, 2012, December 31, 2011 and December 25, 2010

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 26, 2009	14,704,399	$1,470,440	2,161,058	$216,106	$71,185,093	$11,450,213	$(21,771,537)	$(276,575)	$62,273,740
Net loss	—	—	—	—	—	(11,698,060)	—	—	(11,698,060)
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	248,000	248,000
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	28,786	28,786
Exercise of stock options	1,766	177	—	—	2,323	—	—	—	2,500
Issuance of 22,220 shares of treasury stock	—	—	—	—	—	(133,764)	183,759	—	49,995
Issuance of restricted stock	87,152	8,715	—	—	435,181	—	—	—	443,896
Conversion of Class B shares to Class A shares	444,121	44,412	(444,121)	(44,412)	—	—	—	—	—
Stock-based compensation	—	—	—	—	102,943	—	—	—	102,943
Balance, December 25, 2010	15,237,438	1,523,744	1,716,937	171,694	71,725,540	(381,611)	(21,587,778)	211	51,451,800
Net income	—	—	—	—	—	790,671	—	—	790,671
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	7,088	7,088
Exercise of stock options	26,920	2,692	—	—	45,893	—	—	—	48,585
Issuance of 350,000 shares of treasury stock	—	—	—	—	(712,212)	—	2,896,212	—	2,184,000
Issuance of 41,672 shares of common stock	41,672	4,167	—	—	115,833	—	—	—	120,000
Issuance of 15,384 shares of treasury stock	—	—	—	—	—	(87,300)	127,300	—	40,000
Issuance of restricted stock	24,584	2,458	—	—	81,546	—	—	—	84,004
Stock-based compensation	—	—	—	—	207,199	—	—	—	207,199
Balance, December 31, 2011	15,330,614	1,533,061	1,716,937	171,694	71,463,799	321,760	(18,564,266)	7,299	54,933,347
Net income	—	—	—	—	—	11,832,985	—	—	11,832,985
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	1,946	1,946
Issuance of 350,000 shares of treasury stock	—	—	—	—	(2,896,211)	—	2,896,211	—	—
Exercise of stock options	58,804	5,881	—	—	94,528	—	—	—	100,409
Stock-based compensation	28,238	2,824	—	—	291,371	—	—	—	294,195
Balance, December 29, 2012	15,417,656	$1,541,766	1,716,937	$171,694	$68,953,487	$12,154,745	$(15,668,055)	$9,245	$67,162,882

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 29, 2012, December 31, 2011 and December 25, 2010

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$11,832,985	$790,671	$(11,698,060)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	2,921,624	3,030,790	3,706,246
Impairment charges	—	—	1,839,846
Treasury stock issued for legal settlement	—	2,184,000	—
Amortization and write-off of debt issuance costs	392,518	1,224,954	—
Provision for losses on doubtful receivables	30,034	151,915	52,422
Deferred income taxes	(825,451)	—	413,140
Stock-based compensation expense	294,195	451,203	596,834
Gain on sale of property, plant, and equipment, net	(353,007)	(191,108)	(11,618)
Changes in operating assets and liabilities
Accounts receivable	3,228,527	(2,514,944)	1,091,452
Inventories	5,825,931	(907,713)	(3,692,509)
Other current assets	574,922	(228,056)	4,361,804
Trade accounts payable	(9,487,890)	9,852,532	1,665,473
Other current liabilities	(2,005,044)	625,599	3,012,112

Net cash from operating activities	12,429,344	14,469,843	1,337,142

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	4,239,153	579,400	645,349
Additions to property, plant and equipment	(13,159,255)	(2,766,344)	(1,949,753)
Proceeds from sale of investments	—	304,755	1,470,067
Purchases of investments	(1,963,156)	(12,852)	(989,928)
Decrease in other assets	29,878	8,746	8,746

Net cash from investing activities	(10,853,380)	(1,886,295)	(815,519)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	295,080,663	121,630,314	70,426,152
Repayments of revolving line of credit and other long-term debt	(296,428,325)	(132,821,867)	(71,122,639)
Debt issuance costs	(376,488)	(2,383,794)	—
Proceeds from exercise of stock options	100,409	48,585	2,500

Net cash from financing activities	(1,623,741)	(13,526,762)	(693,987)

Change in cash and cash equivalents	(47,777)	(943,214)	(172,364)

Cash and cash equivalents, beginning of year	106,833	1,050,047	1,222,411

Cash and cash equivalents, end of year	$59,056	$106,833	$1,050,047

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net	$792,810	$1,363,223	$1,485,860
Income taxes, net	1,264,905	(50,133)	(4,499,054)

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the “Company”) manufacture specialized vehicles including truck bodies, buses, and armored vehicles.  The Company’s core products include cutaway and dry-freight van bodies, refrigerated units, stake bodies, and other specialized vehicles including shuttle buses.  At December 29, 2012, the Company operated at eight manufacturing, distribution, and component manufacturing locations.  The Company’s customers are located principally in the United States of America.

Revised Financial Statements - As disclosed in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, as a result of its recent implementation of a perpetual inventory system, the Company determined that certain of its previously filed financial statements contained errors related to revenue recognition whereby beginning in the third quarter of 2009 and continuing through the first quarter of 2012 revenue at the Texas armored division plant was inappropriately recognized prior to the product being delivered to a customer due to an irregularity.  The Company concluded that the errors were isolated to this one location and were not material.  In order to assess materiality with respect to the errors, the Company considered Staff Accounting Bulletin (“SAB”) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of the errors on prior period consolidated financial statements was immaterial.  Accordingly, the Company’s consolidated balance sheet as of December 31, 2011, and the consolidated statements of comprehensive income for the years ended December 31, 2011 and December 25, 2010, were revised and reflect the correction of these immaterial errors. Correction of the errors in the Company’s consolidated balance sheet as of December 31, 2011 resulted in an increase in inventories of approximately $2,102,000, a decrease in accounts receivable of approximately $2,102,000, an increase in customer deposits of approximately $377,000, and a decrease to retained earnings of approximately $377,000.  The following table summarizes the impact on the Company’s consolidated statements of comprehensive income:

	Year Ended		Year Ended
	December 31, 2011		December 25, 2010
	As Reported	As Revised	As Reported	As Revised
Net sales	$300,807,958	$300,360,689	$220,888,586	$221,150,099
Net income (loss)	$686,938	$790,671	$(11,529,081)	$(11,698,060)

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

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December. The fiscal years ended December 29, 2012 and December 25, 2010 each contained 52 weeks. The fiscal year ended December 31, 2011 contained 53 weeks.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include but are not limited to, inventory relief and valuation, accrued warranties and income taxes.

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions. The Company’s export sales are minimal. No single customer, or group of customers, accounted for 10% or greater of the Company’s consolidated net sales for the fiscal years ended in 2012 and 2010.  During 2011, one of the Company’s customers accounted for approximately 20% of consolidated net sales.  No single customer, or group of customers, accounted for 10% or greater of the Company’s total trade accounts receivable as of December 29, 2012 and December 31, 2011.

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

At December 27, 2008, the Company had an interest rate swap agreement outstanding with a notional amount of $15.0 million. The interest rate swap agreement provided a 4.71% fixed interest rate and was scheduled to mature on July 28, 2010.  The interest rate swap agreement was designated and qualified as a cash flow hedging instrument.  It was fully effective, resulting in no net gain or loss recorded in the consolidated statements of comprehensive income.

Effective December 23, 2009, the Company terminated its interest rate swap arrangement and paid $375,000, the fair value of the swap on such date.  As the terminated swap arrangement was no longer an effective hedge against changes in interest rates, the swap was de-designated.  The Company amortized the loss on the swap included in other comprehensive income as of the date of the de-designation utilizing the straight-line method over the remaining life of the swap which matured on July 28, 2010.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of December 29, 2012 and December 31, 2011 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 29, 2012 and December 31, 2011, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - The Company categorizes its investments as trading, available-for-sale, or held-to-maturity.  The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income (loss).  The Company determined fair values of investments available for-sale by obtaining quoted prices on nationally recognized securities exchanges (Level 1

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

inputs).  Dividend and interest income are accrued as earned.  The Company reviews its investments quarterly for declines in market value that are other than temporary.

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

Assets Held For Sale - The Company previously made the decision to cease operations at a number of its facilities and is actively pursuing their sales. The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The Company estimated the fair value of its properties held for sale based on appraisals and other current market data. During the year ended 2010, the Company recorded non-cash charges to reflect impairment of certain assets held for sale totaling $1.8 million. The impairment charges, classified in impairment of assets held for sale and discontinued operations, represented management’s best estimate of the fair value of the assets based on current market conditions.  During the year ended December 29, 2012, the Company sold certain assets held for sale and recorded a net gain of $0.3 million.  As of December 29, 2012 the following locations were held for sale: Wilson, North Carolina; one facility in Goshen, Indiana; and St. Louis, Missouri.  The Company has a signed purchase agreement for the Goshen, Indiana property classified as held for sale, which is expected to close on March 29, 2013.  As of December 31, 2011 the following locations were held for sale: Woodburn, Oregon; Wilson, North Carolina; one facility in Ligonier, Indiana; Streetsboro, Ohio; Apopka, Florida; and St. Louis, Missouri.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost.  For financial reporting purposes, depreciation is provided based on the straight-line method over the estimated useful lives of the assets.  The useful life of each class of property is as follows:  land improvements (22 years); buildings (40 years); and machinery and equipment (3 to 10 years).  For financial reporting purposes, leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the asset or term of the lease, except for the leasehold improvements associated with the leased facilities in Goshen, Indiana, and Griffin, Georgia, which were leased from a related party (a partnership whose partners included four directors/stockholders of the Company). These related party leases included a provision whereby upon termination of the leases, the lessor was obligated to pay the lessee a cash payment equal to the unamortized balance of any leasehold improvements.  Accordingly, leasehold improvements to these leased facilities were amortized over the useful life of the asset (15 to 40 years). The Company exercised its option to purchase these leased facilities during 2012. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in operations (included in other income in the consolidated statements of comprehensive income).  Expenditures for repairs and maintenance are charged to operations as incurred.  Betterments and major renewals are capitalized and recorded in the appropriate asset accounts.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

Evaluation of Impairment of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. The Company determined there were no such impairments in 2012 and 2011.  As discussed above, during the year ended 2010, the Company recorded non-cash charges to reflect impairment of certain real estate and equipment totaling $1.8 million. The impairment charges, classified in impairment of assets held for sale and discontinued operations, represented management’s best estimate of the fair value of the long-lived assets based on current market conditions.

Stock-Based Compensation - The Company records all stock-based payments to employees, including grants of employee stock options, in the consolidated statements of comprehensive income based on their fair values at the date of grant.

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

Compensation expense (net of estimated forfeitures) relative to stock-based awards (see Note 8), included in the consolidated statements of comprehensive income for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, was $294,195, $451,203 and $596,834, respectively.  The weighted-average assumptions utilized in the determination of stock compensation expense relating to stock options were as follows:

2010
Risk free interest rate	1.90%
Expected life	7.0 years
Expected volatility	48.82%
Expected dividends	—%

There were no stock options issued during the years ended December 29, 2012 and December 31, 2011.

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

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 29, 2012, December 31, 2011, and December 25, 2010 is as follows:

	2012	2011	2010
Accrued warranty, beginning of year	$1,588,000	$1,636,000	$1,377,000
Warranty expense	1,361,626	1,757,367	2,405,774
Warranty claims paid	(1,340,626)	(1,805,367)	(2,146,774)
Accrued warranty, end of year	$1,609,000	$1,588,000	$1,636,000

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and restricted stock awards.  The stock options and restricted stock awards were not included in the 2010 computation of diluted earnings per share since their effect would have been anti-dilutive.

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

Net sales from continuing operations consist of the following:

	2012	2011	2010
Specialized vehicles:
Trucks	$211,971,626	$218,927,753	$122,489,740
Buses	55,025,147	60,640,186	69,951,326
Armored vehicles	16,180,244	18,505,470	24,860,607
	283,177,017	298,073,409	217,301,673
Fiberglass products	2,963,095	2,287,280	3,848,426
	$286,140,112	$300,360,689	$221,150,099

2.                                      DISCONTINUED OPERATIONS.

Effective December 25, 2010, the Company decided to cease operations at its Woodburn, Oregon manufacturing facility.  The Oregon operations were discontinued due to the Company’s decision to exit this unprofitable geographic region. The Oregon facility and equipment were classified as held for sale as of December 31, 2011 and December 25, 2010, and an asset impairment charge of approximately $277,000 was taken during the year ended December 25, 2010. The facility and equipment were sold on August 31, 2012 at an insignificant loss.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.                                      DISCONTINUED OPERATIONS, Concluded

The 2011 and 2010 operating results for the Woodburn, Oregon location are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

	2011	2010
Net sales	$3,372,508	$7,755,977
Pretax loss from operations	(876,920)	(1,657,676)
Net loss	(876,920)	(1,657,676)

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

The Silver Crown facility in White Pigeon, Michigan was classified as held for sale as of December 25, 2010, and an asset impairment charge of approximately $483,000 was taken during the year ended December 25, 2010.  There were also additional losses incurred in 2010 relating to the wind down of the operations which are reflected in the statements of comprehensive income. During 2011, the Company entered into a lease agreement with an unrelated party and subsequently reclassified the facility from assets held for sale to property, plant, and equipment.

The operating results for the Silver Crown division are classified as discontinued operations as follows:

2010
Net Sales	$1,967,884
Pretax loss from operations	(1,239,113)
Net loss	(1,239,113)

3.                                      INVESTMENTS.

Investment securities consist of the following:

	2012	2011
Intermediate bond fund-cost	$2,877,927	$916,717
Unrealized gains	9,245	7,299
Intermediate bond fund-fair value	$2,887,172	$924,016

There were no sales of securities during 2012. Sales of securities were $304,755 and $1,470,067 during 2011 and 2010, respectively, and resulted in gains/(losses) of $(8,787) and $3,344, respectively. Investment income (included in other income) consisted of dividend income and aggregated $10,197, $12,852, and $36,536 for the years ended 2012, 2011, and 2010 respectively.

4.             INVENTORIES.

Inventories consist of the following:

	2012	2011
Raw materials	$21,557,053	$22,193,744
Work-in-progress	3,654,801	6,748,162
Finished goods	7,097,077	9,192,956

Total	$32,308,931	$38,134,862

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

5.                                      PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following:

	2012	2011
Land	$4,144,158	$3,819,321
Land improvements	6,442,647	5,725,384
Buildings	40,084,004	24,746,172
Leasehold improvements (See Note 6)	—	6,891,079
Machinery and equipment	42,124,850	40,596,930
	92,795,659	81,778,886
Less, Accumulated depreciation and amortization	49,857,671	48,248,829

Property, plant and equipment, net	$42,937,988	$33,530,057

6.                                      LONG-TERM DEBT.

Long-term debt consists of the following:

	2012	2011
Revolving line of credit	$14,089,063	$11,653,460

Capital lease obligation under a sale / leaseback transaction, fixed rate of 5.5%, payable in monthly installments, collateralized by real estate	—	3,528,374

Obligation under industrial development revenue bonds, variable rates, collateralized by real estate	—	700,000

Term loan, payable in monthly installments including interest at a fixed rate of 2.75%, with final maturity in May 2013, collateralized by specific equipment	16,934	66,825

Total	14,105,997	15,948,659

Less, current maturities	16,934	246,192
Long-term debt	$14,089,063	$15,702,467

Revolving Line of Credit

On October 18, 2010, Supreme Industries, Inc. entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank (“JPMC”) which agreement was effective as of September 30, 2010.  Under the terms of the agreement, JPMC agreed to provide the Company with a revolving line of credit of up to $30.0 million through December 31, 2011.  Interest on outstanding borrowings under the revolving line of credit was based on the JPMC prime rate or certain basis points above LIBOR depending on the pricing option selected and the Company’s leverage ratio, as defined.

On September 14, 2011, Supreme Industries, Inc., as Parent (the “Parent”), Supreme Indiana Operations, Inc. (“Supreme Indiana”), and certain of its subsidiaries who are signatories to the Credit Agreement (collectively, the “2011 Borrowers”) entered into a Credit Agreement (the “2011 Credit Agreement”) with Wells Fargo.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT, Continued

Under the terms of the 2011 Credit Agreement, Wells Fargo agreed to provide to the 2011 Borrowers a revolving line of credit of up to $45.0 million, subject to a monthly borrowing base calculation.  The term of this revolving line of credit was for a period ending on September 14, 2015.  Upon the occurrence of certain events of default or the failure to maintain the defined minimum percentage of availability, the Company was required to comply with two financial covenants. These financial covenants consisted of a minimum fixed charge coverage ratio and limitations on annual capital expenditures. No events of default existed, and the Company’s availability was in excess of the required amount as of December 31, 2011.

The loan proceeds received in conjunction with the 2011 Credit Agreement were used to repay in full all of the obligations of Borrowers owing to JPMC under a certain Amended and Restated Credit Agreement dated as of September 30, 2010.

In connection with the 2011 Credit Agreement, certain mortgages and deeds of trust covering real property were given as collateral to secure the revolving line of credit. As additional collateral for the repayment of the revolving line of credit, the 2011 Borrowers, and certain additional subsidiaries, signed and delivered to Wells Fargo a Security Agreement, dated as of September 14, 2011, granting to Wells Fargo security interests in all personal property owned by them.

On September 14, 2011, in connection with the 2011 Credit Agreement, Parent and certain of its subsidiaries (collectively, the “2011 Guarantors”) entered into a General Continuing Guaranty in favor of Wells Fargo whereby the 2011 Guarantors agreed to guarantee the obligations of the 2011 Borrowers owing under the 2011 Credit Agreement.

As of December 31, 2011, the outstanding balance under the 2011 Credit Agreement was approximately $11.7 million, and the Company had unused credit capacity of approximately $12.3 million.  Interest on outstanding borrowings under the 2011 Credit Agreement was based on the Wells Fargo prime rate, or LIBOR, depending on the pricing option selected and the Company’s leverage ratio, resulting in an effective rate of 3.04% at December 31, 2011.

In conjunction with the 2011 Credit Agreement, the Company incurred approximately $1.0 million of additional deferred financing costs which were capitalized and are being amortized over the term of the facility.  The net book value of deferred financing costs associated with the JPMC credit agreement was written off in the amount of $0.8 million in the third quarter of 2011.

On December 19, 2012, Supreme Industries, Inc. (the “2012 Borrower”) entered into a revised Credit Agreement (the “2012 Credit Agreement”) with Wells Fargo (the “Lender” and the “Administrative Agent”).

In addition, on December 19, 2012, in connection with the 2012 Credit Agreement, Supreme Indiana and certain other subsidiaries of the 2012 Borrower (collectively, the “2012 Guarantors”) entered into a Subsidiary Guaranty Agreement in favor of Lender whereby the 2012 Guarantors agreed to guarantee the obligations of the 2012 Borrower owing under the 2012 Credit Agreement (the “Subsidiary Guaranty Agreement”).

Under the terms of the 2012 Credit Agreement, Lender agrees to provide to the 2012 Borrower a revolving line of credit of up to $45.0 million. The term of this revolving line of credit is for a period ending on December 19, 2017.  The revolving line of credit bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio.

Pursuant to the terms of the 2012 Credit Agreement, the 2012 Borrower, Administrative Agent, and one or more Lenders (if there are additional lenders other than the initial Lender) intend to establish a secured term loan facility which (i) must be secured by real property and improvements reasonably satisfactory to Administrative Agent, and (ii) must provide, pursuant to documentation in form and substance reasonably satisfactory to Administrative Agent, for one or more term loan commitments to make one or more term loans in an aggregate original principal amount of at least $10.0 million.  If the parties to the 2012 Credit Agreement do not establish the secured term loan facility before March 29, 2013, then the revolving credit commitment shall be permanently reduced by $10.0 million effective as of March 29, 2013.  The Company expects to establish the secured term loan facility by March 29, 2013.

A portion of the amounts received in conjunction with the 2012 Credit Agreement were used to repay in full all of the obligations of the 2011 Borrower and certain of the 2011 Guarantors owing to Wells Fargo under the 2011 Credit Agreement.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT, Continued

A portion of the amounts received in conjunction with the 2012 Credit Agreement were used to terminate a lease by exercising an option on December 19, 2012 to purchase certain real estate and improvements located in the State of California which a subsidiary of Borrower had previously leased under a Lease Agreement, dated May 12, 2011, from BFG2011 Limited Liability Company, a New Jersey limited liability company (“BFG”).  The option purchase price was $4.1 million.  Supreme Indiana held a 35.48% interest in BFG.  Messrs. William J. Barrett, Edward T. Flynn, and Herbert M. Gardner, all of whom are directors of the Company, held a combined ownership interest in BFG in the amount of 64.52% (see “Other Long-Term Debt”).

A portion of the amounts received in conjunction with the 2012 Credit Agreement were used to terminate a lease by exercising options on December 19, 2012 to purchase certain real estate and improvements located in the States of Indiana and Georgia which a subsidiary of the Company had previously leased under two separate Lease Agreements, both dated July 25, 1988, from G-2 Ltd., a Texas limited partnership (“G-2”).  The option purchase prices were $3.6 million and $1.8 million for the Indiana and Georgia properties, respectively.  Supreme Indiana was the general partner of G-2 holding a one percent interest.  Messrs. Barrett, Robert J. Campbell, and Gardner, all of whom are directors of the Company, each held ownership interests in G-2 in the amount of 12.375%, respectively.

The Company’s cash management system and revolving line of credit are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as additional borrowings under the revolving line of credit.  Checks outstanding in excess of bank balances were $0.4 million and $0.2 million at December 29, 2012 and December 31, 2011.  The revolving line of credit also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.

Outstanding letters of credit related to the Company’s workers’ compensation insurance policies, aggregated $3.1 million and $3.5 million at December 29, 2012 and December 31, 2011. Under separate agreements, the Company had irrevocable letters of credit aggregating $0.9 million at December 31, 2011 in favor of bond trustees as a credit enhancement for bondholders of two industrial development revenue bonds.

Maturities of long-term debt for each of the next five years are as follows: 2013-$16,934; and 2017-$14,089,063.

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT, Concluded

Concurrently with the closing of the sale of the California Real Estate to Purchaser, Supreme Indiana leased from Purchaser the California Real Estate (the “Sale Leaseback Transaction”) for a term of twenty years pursuant to that certain Air Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease dated as of the closing date (the “Lease”).  The base rent for the first five years of the term was $24,000 per month.  The Lease was a triple net lease, and Supreme Indiana was responsible for payment of all costs relating to the leased premises, including state income taxes on rental income received.  Supreme Indiana had a purchase option and right of first refusal with respect to the California Real Estate through April 30, 2016.  In addition, Supreme Indiana had a one-time right of first offer with respect to the California Real Estate that continued until the expiration of the term of the Lease. In connection with the Sale Leaseback Transaction, the Company received a fairness opinion issued by a third party valuation consultant stating that the proposed transactions were fair from a financial point of view to the Company (and its stockholders).

Due to the Company’s continuing involvement in the California Real Estate, the Sale Leaseback Transaction was not recognized as a sale of the property.  It was instead being accounted for as a financing transaction, and the Company had recorded the receipt of cash, the equity interest in the Purchaser, and the related obligation.

A portion of the amounts received in conjunction with the 2012 Credit Agreement has been used to terminate the lease by exercising an option to purchase. The option purchase price was $4.1 million.

The outstanding principal amount of the obligation as of December 31, 2011 was $3.5 million, at an interest rate of 5.5%.  Of this amount, $0.1 million and $3.4 million were included in current maturities of long term debt and long term debt, respectively, in the accompanying balance sheet at December 31, 2011.

7.                                      RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation.  The Company formerly maintained a policy to match thirty percent of each employee’s contributions up to seven percent of the employee’s compensation.  Effective September 1, 2008, however, the Company temporarily suspended this contribution match.  Effective July 30, 2012, the Company reinstated its matching contribution at fifty percent of each employee’s contributions up to four percent of the employee’s compensation. The Board of Directors may reinstate, increase, or decrease the Company’s contribution as business conditions permit. Expense for this plan was $184,275 for the year ended 2012. There was no expense related to the plan for the years ended 2011 and 2010.

8.                                      STOCKHOLDERS’ EQUITY.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value) of which none have been issued.  The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

Common Stock

No dividends were declared or paid during the years ended December 29, 2012 or December 31, 2011.

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

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Continued

Stock Options

On October 29, 1998, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 1998 Stock Option Plan under which 886,469 shares of Class A Common Stock were reserved for grant.  This plan expired on October 29, 2008. On January 31, 2001, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2001 Stock Option Plan under which 891,990 shares of Class A Common Stock were reserved for grant. This plan expired on January 31, 2011. On January 23, 2004, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2004 Stock Option Plan, as amended, under which 1,297,440 shares of Class A Common Stock were reserved for grant.  Under the terms of the stock option plans, both incentive stock options and non-statutory stock options can be granted by a specially designated Stock Awards Committee.  The Amended and Restated 2004 Stock Option Plan also allows for awards of common stock including restricted stock awards. Options granted under the stock option plans generally vest and become exercisable in annual installments of 33 1/3% beginning on the first anniversary date, and the options expire five or seven years after the date of grant.  The Company generally issues new shares to satisfy stock option exercises.

2012 Long-Term Incentive Plan

On May 23, 2012, the Company held its annual meeting of stockholders at which the Company’s stockholders approved the 2012 Long-Term Incentive Plan (the “Plan”) which had previously been approved by the Board of Directors and recommended to the stockholders. The Plan is effective until May 23, 2022; provided, however, any awards issued prior to the Plan’s termination will remain outstanding in accordance with their terms. The Plan authorizes the issuance of 1,000,000 shares of the Company’s Class A Common Stock with certain officers being limited to receiving grants of 100,000 shares in any one year. Employees, contractors and non-employee directors of the Company and its subsidiaries are eligible to receive awards under the Plan. The following types of awards may be granted under the Plan; (1) stock options (incentive and non-qualified), (2) stock appreciation rights, (3) restricted stock and restricted stock units, (4) dividend equivalent rights, (5) performance awards based on achieving specified performance goals, and (6) other awards.

The following table summarizes stock option activity:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 26, 2009	1,246,082	5.00
Granted	335,200	2.24
Exercised	(1,766)	1.42
Expired	(368,314)	6.33
Forfeited	(6,487)	6.15
Outstanding, December 25, 2010	1,204,715	3.83
Granted	—	—
Exercised	(32,726)	1.48
Expired	(7,385)	7.14
Forfeited	(7,983)	1.51
Outstanding, December 31, 2011	1,156,621	3.90
Granted	—	—
Exercised	(58,804)	1.71
Expired	(12,974)	6.15
Forfeited	(125,035)	4.34
Outstanding, December 29, 2012	959,808	3.93

The weighted-average grant-date fair values of options granted during the fiscal year ended 2010 was $1.16.  The total intrinsic value of options exercised during the fiscal years ended 2012, 2011 and 2010 approximated $117,975, $47,152 and $3,323, respectively. Total unrecognized compensation expense related to all share-based awards outstanding at December 29, 2012, is approximately $95,516 and is to be recorded over a weighted-average contractual life of 0.74 years.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Concluded

Information about stock options outstanding and exercisable at December 29, 2012 is as follows:

	Outstanding			Exercisable
		Weighted -
		Average	Weighted -		Weighted -
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

6.52 - 7.17	270,300	0.34	6.60	270,300	6.60
5.78 - 6.36	85,240	1.33	6.00	85,240	6.00
5.73	6,487	2.05	5.73	6,487	5.73
4.72 - 5.34	96,795	2.35	4.99	96,795	4.99
1.41 - 1.42	83,118	2.83	1.42	83,118	1.42
1.55 - 1.71	140,334	3.49	1.57	140,334	1.57
2.67	10,000	4.18	2.67	6,667	2.67
2.23 - 2.45	267,534	4.66	2.21	174,800	2.26
	959,808	2.56	3.93	863,741	4.13

At December 29, 2012 and December 31, 2011, the aggregate intrinsic value of options exercisable approximated $635,280 and $269,841, respectively.  The intrinsic value of all options outstanding at December 29, 2012 and December 31, 2011 was approximately $739,586 and $369,906, respectively.

At December 29, 2012 and December 31, 2011, there were exercisable options outstanding to purchase 863,741 and 920,487 shares at weighted average exercise prices of $4.13 and $4.36.

As of December 29, 2012, 1,132,179 shares were reserved for the granting of future share-based awards compared to 23,238 shares at December 31, 2011.

9.                                      INCOME TAXES.

Federal and State income tax expense (benefit) from continuing operations consist of the following:

	2012	2011	2010
Federal:
Current	$665,615	$(91,975)	$—
Deferred	372,886	—	(586,045)
	1,038,501	(91,975)	(586,045)

State:
Current	(150,354)	(309,025)	86,485
Deferred	(1,198,337)	—	999,185
	(1,348,691)	(309,025)	1,085,670
Total	$(310,190)	$(401,000)	$499,625

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Continued

Deferred tax assets and deferred tax liabilities were as follows:

	2012	2011
Deferred tax assets:
Receivables	$38,500	$77,000
Inventories	1,544,285	762,541
Accrued liabilities	1,560,629	1,915,898
Federal and State net operating losses and credit carryforwards	1,269,848	4,233,269
Other	170,050	41,983
Total deferred tax assets	4,583,312	7,030,691

Deferred tax liabilities:
Property, plant and equipment	(2,919,247)	(2,081,866)
Prepaids and other	(838,614)	(359,651)
Total deferred tax liabilities	(3,757,861)	(2,441,517)

Net deferred income tax assets	825,451	4,589,174
Valuation allowance	—	(4,589,174)
	$825,451	$—

Due to economic conditions in prior years, the Company believed it was more likely than not that the benefit from net deferred tax assets, including federal and state net operating loss and credit carryforwards, would not be realized and, accordingly, a valuation allowance aggregating $4.9 million was established at December 25, 2010. Of this amount, $3.8 million was allocated to continuing operations and $1.1 million was allocated to discontinued operations. As of December 31, 2011 the valuation allowance was $4.6 million.  During 2012, the Company determined that based on recent operating results, as well as an assessment of expected future operating results, the realization of its remaining deferred tax assets is more likely than not.  As a result, the Company reversed the entire valuation allowance during 2012. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable.

For the year ending December 29, 2012, the Company realized benefits of $2.5 million from the utilization of federal and state net operating losses generated in previous years. At December 29, 2012, the Company had state tax loss carryforwards of approximately $18 million available to offset future taxable income, expiring in various amounts through December 31, 2031.

A reconciliation of the provision for income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate (35% in 2012 and 34% in 2011 and 2010) to income before income taxes is as follows:

	2012	2011	2010
Income taxes at the federal statutory rate	$4,032,979	$97,219	$(2,758,079)
State income taxes, net of federal tax effect	337,042	60,704	(227,236)
Tax-exempt underwriting income of wholly- owned small captive insurance subsidiary	—	—	(404,600)
Domestic production deduction	(304,300)	—	—
Research and development tax credits	—	(147,617)	(280,153)
Alternative fuel tax credit	—	(87,166)	(25,000)
Stock-based compensation	30,577	(35,685)	150,668
Change in valuation allowance	(4,589,176)	(359,713)	3,833,625
Other, net	182,688	71,258	210,400
Total	$(310,190)	$(401,000)	$499,625

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Concluded

Uncertain Tax Positions

The Company recognizes income tax benefits only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such tax benefit recorded is the largest amount that is more likely than not to be allowed.  A reconciliation of the change in the unrecognized tax benefits for the three years ended December 29, 2012 is as follows:

Unrecognized tax benefits at December 26, 2009	$1,005,258
Gross increases - tax positions in prior periods	34,796
Unrecognized tax benefits at December 25, 2010	1,040,054
Gross increases - tax positions in prior periods	80,558
Lapse of statute of limitations	(401,000)
Unrecognized tax benefits at December 31, 2011	719,612
Gross increases - tax positions in prior periods	22,430
Lapse of statute of limitations	(222,430)
Unrecognized tax benefits at December 29, 2012	$519,612

The entire balance of approximately $519,612 at December 29, 2012 relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.  The Company is subject to U.S. federal income tax as well as various state taxes.  The Company is no longer subject to examination by federal taxing authorities for the fiscal year ended 2007 and earlier.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for, and recognized during, the fiscal years ended 2012, 2011, and 2010 were immaterial.

10.                               COMMITMENTS AND CONTINGENCIES.

Lease Commitments and Related Party Transactions

The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from November 2013 through April 2016. Previously, certain lease agreements were with related parties for which related party rent expense was approximately $658,000 in 2012 and $683,000 for each of the fiscal years ending 2011 and 2010. The Company exercised its options to purchase these related party leased facilities during 2012, as described in Note 6.

Rent expense under all operating leases aggregated $733,340, $758,834, and $713,615 for the fiscal years ended 2012, 2011, and 2010, respectively.

At December 29, 2012, future minimum rental payments under noncancelable operating leases aggregated $102,250 and are payable as follows: 2013-$39,250; 2014-$27,000; 2015-$27,000; and 2016-$9,000.

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.                               COMMITMENTS AND CONTINGENCIES, Continued

Consigned Inventories

The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities with the condition that the Company will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to the Company on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with General Motors and Ally Bank, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by General Motors upon reassignment of the chassis to an accepted dealer and the dealer is invoiced for the chassis by General Motors.  Accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. At December 29, 2012 and December 31, 2011, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $26.0 million and $22.3 million, respectively.  Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Repurchase Commitments

The Company was contingently liable at December 29, 2012, under a repurchase agreement with a certain financial institution providing inventory financing for retailers of its products.  Under the arrangement, which is customary in the industry, the Company agrees to repurchase vehicles in the event of default by the retailer. The maximum repurchase liability is the total amount that would be paid upon the default of the Company’s independent dealers.  The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $1.9 million at December 29, 2012 and $4.8 million at December 31, 2011.  The risk of loss under the agreement is spread over several retailers. The loss, if any, under the agreement is the difference between the repurchase cost and the resale value of the units.  The Company believes that any potential loss under this agreement in effect at December 29, 2012 will not be material.

Self-Insurance

The Company is self-insured for a portion of general liability ($100,000 per occurrence in 2012 and 2011), certain employee health benefits ($200,000 annually per employee with no annual aggregate), and workers’ compensation in certain states ($250,000 per occurrence with no annual aggregate).  The Company accrues for the estimated losses occurring from both asserted and unasserted claims.  The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

Ownership Transaction Incentive Plan

On October 25, 2011, the Company approved an Ownership Transaction Incentive Plan (the “OTIP”).  Pursuant to the terms of the OTIP, upon a Change of Control, as defined, certain employees of the Company are entitled to receive a percentage of the difference between the per share value of the total cash proceeds or the per share fair market value of any other consideration received by the Company or the Company’s stockholders in connection with a Change of Control minus $2.50 (such amount being the “Value”) as described below with such amount then being multiplied by the number of outstanding shares of common stock of the Company immediately prior to the Change of Control.  The aggregate amount of payments to be made under the OTIP is equal to the number of outstanding shares of common stock immediately prior to the Change of Control multiplied by the sum of (i) 7% multiplied by the Value until the value reaches $5.00, plus (ii) 8% multiplied by the amount of any Value above $5.00 and up to $7.00, plus (iii) 9% multiplied by the amount of any Value above $7.00.  For example, if a Change of Control occurs in which the Company’s common stock is sold for $9.00 per share, then the aggregate amount of payments to be made is equal to the number of outstanding shares of common stock immediately prior to the

Supreme Industries, Inc. And Subsidiaries

Notes to Consolidated Financial Statements, Concluded

10.                               COMMITMENTS AND CONTINGENCIES, Concluded

Change of Control multiplied by $0.52 (which is the sum of (i) 7% multiplied by $2.50 (the Value up to $5.00); (ii) 8% multiplied by $2.00 (the Value between $5.00 and $7.00) and (iii) 9% multiplied by $2.00 (the Value over $7.00)).  Certain employees are eligible to participate in the OTIP upon a Change of Control.  If prior to a Change of Control, any of the current participants in the OTIP resign from the Company or are terminated for Cause, as defined, such participant shall immediately forfeit any rights to receive payment under the OTIP.  If prior to a Change of Control, any of the current participants in the OTIP are terminated without Cause, such participant’s right to receive a percentage of the aggregate amount described above upon a Change of Control shall generally be forfeited six months after the termination without Cause.  The OTIP units are accounted for consistent with performance vesting securities and as such no compensation is reflected until the contingent change in control becomes inevitable and an estimate of value can be made.

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

In October of 2011, the Company was named a defendant in a personal injury suit (Paul Gendrolis and Katherine Gendrolis v. Saxon Fleet Sales, Kolstad Company, and Supreme Industries, Inc.) which was filed in the United States District Court, District of Massachusetts.  The complaint seeks $10 million in damages based on allegations that a truck body manufactured by the Company contained an improperly installed plate or lip, which caused Paul Gendrolis to trip and become injured.  Claims alleged against the Company include negligence, breach of warranty, breach of consumer protection laws, and loss of consortium.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable.  The Company is vigorously defending this matter.  The Company has insurance coverage for personal injury claims with the Company’s self-insurance deductible being $250,000.

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  The complaint seeks a sum of approximately $7 million which the plaintiff alleges was paid for the fleet, costs of investigation and repairs, and incidental and consequential damages.  These allegations against the Company include breach of contract, breach of implied warranties of fitness and merchantability, and a request for declaratory judgment on the issue of revocation of acceptance of the fleet.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable.  The Company is vigorously defending this matter.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
		Additions
	Column B	(Reductions)
	Balance	Charged to		Column E
Column A	Beginning	Costs and	Column D	Balance End
Description	of Period	Expenses	Deductions(1)	of Period
Year ended December 29, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$200,000	$(100,000)	$—	$100,000

Year ended December 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$100,000	$152,000	$52,000	$200,000

Year ended December 25, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$70,000	$52,000	$22,000	$100,000

(1)  Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY DATA

	First	Second	Third	Fourth
2012 Quarter
Net sales	$72,166,821	$84,574,041	$71,671,126	$57,728,124
Gross profit	10,815,717	13,514,185	11,573,845	7,592,277
Net income	2,481,526	5,397,391	3,570,491	383,577
Income per share:
Basic	0.16	0.36	0.23	0.03
Diluted	0.16	0.35	0.23	0.02

	First	Second	Third	Fourth
2011 Quarter
Net sales, continuing operations	$67,384,139	$94,719,547	$72,799,593	$65,457,410
Gross profit, continuing operations	6,406,953	8,064,341	9,281,868	8,741,854
Net income (loss), continuing operations	(1,123,560)	(772,641)	1,518,712	2,045,080
Net loss, discontinued operations	(357,139)	(334,706)	(25,984)	(159,091)
Net income (loss), consolidated	(1,480,699)	(1,107,347)	1,492,728	1,885,989
Income (loss) per share, consolidated:
Basic	(0.10)	(0.07)	0.10	0.13
Diluted	(0.10)	(0.07)	0.10	0.13

The consolidated operating results above reflect the net of both continuing and discontinued operations. Additionally, the above results reflect certain immaterial revisions as discussed in Note 1 of the Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 29, 2012, the Company conducted an evaluation, under the supervision and participation of management including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2012.

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

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2012.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) occurred during the fiscal quarter ended December 29, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2013 annual stockholders’ meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2013 annual stockholders’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2013 annual stockholders’ meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2013 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2013 annual stockholders’ meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following financial statements and financial statement schedule are included in Item 8 herein:

1.	Financial Statements

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011

Consolidated Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and December 25, 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2012, December 31, 2011 and December 25, 2010

Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and December 25, 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

3.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPREME INDUSTRIES, INC.

Date:	March 22, 2013	By:	/s/Matthew W. Long
Matthew W. Long,
Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert M. Gardner	Chairman of the Board	March 22, 2013
Herbert M. Gardner

/s/ William J. Barrett	Executive Vice President, Secretary,	March 22, 2013
William J. Barrett	Assistant Treasurer and Director

/s/ Matthew W. Long	Interim Chief Executive Officer, Chief Financial Officer,	March 22, 2013
Matthew W. Long	Treasurer, Assistant Secretary (Principal Executive,
Financial and Accounting Officer)

/s/ Robert J. Campbell	Director	March 22, 2013
Robert J. Campbell

/s/ Edward L. Flynn	Director	March 22, 2013
Edward L. Flynn

/s/ Arthur J. Gajarsa	Director	March 22, 2013
Arthur J. Gajarsa

/s/ Thomas B. Hogan, Jr.	Director	March 22, 2013
Thomas B. Hogan, Jr.

/s/Mark C. Neilson	Director	March 22, 2013
Mark C. Neilson

/s/Wayne A. Whitener	Director	March 22, 2013
Wayne A. Whitener

INDEX TO EXHIBITS

Exhibit		Description

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

	3.4	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.

+	10.1	1998 Stock Option Plan, filed as Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

+	10.2

Amendment No. 1 to the Company’s 1998 Stock Option Plan, filed as Exhibit 10.4 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

+	10.3

Amendment No. 2 to the Company’s 1998 Stock Option Plan, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

+	10.4	2001 Stock Option Plan, filed as Exhibit 10.6 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

+	10.5

Amendment No. 1 to the Company’s 2001 Stock Option Plan, filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

+	10.6	2004 Stock Option Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 effective on August 26, 2004, and incorporated herein by reference.

+	10.7	Amended and Restated 2004 Stock Option Plan filed as Exhibit A to the Company’s Revised Definitive Proxy Statement filed on April 5, 2006, and incorporated herein by reference.

+	10.8

Amendment Number One to the Company’s Amended and Restated 2004 Stock Option Plan dated October 25, 2006, included in the Company’s Definitive Proxy Statement filed on April 2, 2007, and incorporated herein by reference.

+	10.9

Amendment No. Two to the Company’s Amended and Restated 2004 Stock Option Plan dated March 28, 2007, included in the Company’s Definitive Proxy Statement filed on April 2, 2007, and incorporated herein by reference.

+	10.10

Amendment No. Three to the Company’s Amended and Restated 2004 Stock Option Plan dated March 25, 2008, included in the Company’s Definitive Proxy Statement filed on April 3, 2008, and incorporated herein by reference.

+	10.11

Amendment No. Four to the Company’s Amended and Restated 2004 Stock Option Plan dated August 25, 2009, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 26, 2009, and incorporated herein by reference.

+	10.12

Form of Supreme Industries, Inc. Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2008, and incorporated herein by reference.

+	10.13

Indemnification Agreement by and among Supreme Industries, Inc. and Kim Korth dated February 16, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 22, 2011, and incorporated herein by reference.

Exhibit		Description

+	10.14

Indemnification Agreement by and among Supreme Industries, Inc. and Kim Korth dated September 23, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2011, and incorporated herein by reference.

+	10.15

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

+	10.18

Credit Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and certain of its subsidiaries identified on the signature pages thereof, and Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2011, and incorporated herein by reference.

+	10.19

Security Agreement by and among Supreme Industries, Inc., the other loan parties thereto, and Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2011, and incorporated herein by reference.

+	10.20

General Continuing Guaranty by and among Supreme Industries, Inc. and certain of its subsidiaries identified on the signature pages thereof, in favor of Wells Fargo Capital Finance, LLC, with an effective date of September 14, 2011, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 20, 2011, and incorporated herein by reference.

+	10.21

First Amendment to Credit Agreement, dated as of June 29, 2012, between Wells Fargo Capital Finance, LLC and certain Lenders, Supreme Industries, Inc., Supreme Indiana Operations, Inc. and certain of its subsidiaries, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2012, and incorporated herein by reference.

*+	10.22	Credit Agreement by and among Supreme Industries, Inc. and Wells Fargo Bank, National Association, dated as of December 19, 2012.

*+	10.23

Subsidiary Guaranty Agreement dated as of December 19, 2012 by and among certain Subsidiaries of Supreme Industries, Inc., as Guarantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent.

+	10.24

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and Herbert M. Gardner dated to be effective January 1, 2005, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

+	10.25

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and William J. Barrett dated to be effective January 1, 2005, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

+	10.26

Employment Contract between Supreme Indiana Operations, Inc. and Robert W. Wilson dated to be effective May 1, 2011, filed as Exhibit 10.5 to the Company’s Quarterly Report, Amendment No. 1 on Form 10-Q/A filed on March 26, 2012, and incorporated herein by reference.

+	10.27

Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc., and Kim Korth dated to be effective February 1, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

Exhibit		Description

+	10.28

Addendum Number One to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth, dated to be effective August 1, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2011, and incorporated herein by reference.

+	10.29

Addendum Number Two to Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth, dated to be effective September 1, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011, and incorporated herein by reference.

+	10.30

Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth, dated to be effective September 23, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011, and incorporated herein by reference.

+	10.31

Separation Agreement and Release, dated as of May 3, 2012, by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2012, and incorporated herein by reference.

+	10.31

Employment Agreement by and between Supreme Industries, Inc. and Matthew W. Long, dated December 29, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012, and incorporated herein by reference.

*+	10.32	First Amendment to December 29, 2011 Letter Agreement by and between Supreme Industries, Inc. and Matthew W. Long, dated December 21, 2012.

+	10.33	Ownership Transaction Incentive Plan, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by referenced.

+	10.34	2012 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.

+	10.35

Amendment Number One to Employment Contract between Supreme Industries, Inc. and William J. Barrett, effective June 29, 2012, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

+	10.36

Amendment Number One to Employment Contract between Supreme Industries, Inc. and Herbert M. Gardner, effective June 29, 2012, filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

+	10.37	2012 Supreme Cash and Equity Bonus Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2012, and incorporated herein by reference.

*+	10.38

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Supreme Indiana Operations, Inc., Buyer, and BFG2011 Limited Liability Company, Seller dated December 13, 2012.

*+	10.39	Exercise of Option to purchase property owned by G-2, Ltd., located in Indiana dated December 14, 2012.

*+	10.40	Exercise of Option to purchase property owned by G-2, Ltd., located in Georgia dated December 14, 2012.

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

*	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed on March 22, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*  Filed herewith.

+  Management contract or compensatory plan or arrangement.