Form 10-Q
period 2013-03-30
SUPREME INDUSTRIES INC
filed 2013-05-10
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at April 26, 2013
Class A	13,655,273
Class B	1,716,937

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	December 29,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,208	$59,056
Investments	2,885,883	2,887,172
Accounts receivable, net	22,997,856	18,781,735
Inventories	40,072,090	32,308,931
Deferred income taxes	1,748,837	2,298,181
Other current assets	4,014,990	4,672,211
Total current assets	71,747,864	61,007,286

Property, plant and equipment, at cost	93,282,968	92,795,659
Less, Accumulated depreciation and amortization	49,532,492	49,857,671
Property, plant and equipment, net	43,750,476	42,937,988

Other assets	1,127,242	1,142,809
Total assets	$116,625,582	$105,088,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,248	$16,934
Trade accounts payable	20,433,011	11,936,544
Other accrued liabilities	9,568,087	10,409,930
Total current liabilities	30,005,346	22,363,408

Long-term debt	14,797,725	14,089,063
Deferred income taxes	2,238,595	1,472,730
Total liabilities	47,041,666	37,925,201

Stockholders’ equity	69,583,916	67,162,882
Total liabilities and stockholders’ equity	$116,625,582	$105,088,083

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net sales	$65,880,891	$72,166,821
Cost of sales	54,472,790	61,351,104
Gross profit	11,408,101	10,815,717

Selling, general and administrative expenses	8,575,760	8,548,390
Other income	(713,391)	(478,948)
Operating income	3,545,732	2,746,275

Interest expense	142,318	264,749
Income before income taxes	3,403,414	2,481,526

Income tax expense	1,099,608	—
Net income	2,303,806	2,481,526

Other comprehensive loss	(4,454)	—
Total comprehensive income	$2,299,352	$2,481,526

Income per share:
Basic	$0.15	$0.16
Diluted	0.15	0.16

Shares used in the computation of income per share:
Basic	15,250,784	15,161,149
Diluted	15,544,353	15,380,960

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 30,	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,303,806	$2,481,526
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	871,046	796,610
Provision for losses on doubtful receivables	73,076	—
Deferred income taxes	1,315,209	—
Stock-based compensation expense	80,094	56,411
Gains on sale of property, plant and equipment, net	(398,206)	(325,644)
Changes in operating assets and liabilities	(4,529,487)	(5,606,369)

Net cash used in operating activities	(284,462)	(2,597,466)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,673,417)	(2,561,707)
Proceeds from sale of property, plant and equipment	1,229,753	664,146
Proceeds from sale of investments	1,289	—
Decrease in other assets	—	102,186

Net cash used in investing activities	(442,375)	(1,795,375)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	21,208,662	72,542,810
Repayments of revolving line of credit and other long-term debt	(20,512,686)	(68,208,356)
Payment of debt issuance costs	(41,575)	—
Proceeds from exercise of stock options	41,588	16,807

Net cash provided by financing activities	695,989	4,351,261

Change in cash and cash equivalents	(30,848)	(41,580)

Cash and cash equivalents, beginning of period	59,056	106,833

Cash and cash equivalents, end of period	$28,208	$65,253

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair statement of the interim periods reported.  The December 29, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended March 30, 2013 and March 31, 2012 are for 13-week periods.

Revised Financial Statements

As disclosed in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, as a result of its recent implementation of a perpetual inventory system, the Company determined that certain of its previously filed financial statements contained errors related to revenue recognition whereby beginning in the third quarter of 2009 and continuing through the first quarter of 2012 revenue at the Texas armored division plant was inappropriately recognized prior to the product being delivered to a customer due to an irregularity.  The Company concluded that the errors were isolated to this one location and were not material.  In order to assess materiality with respect to the errors, the Company considered Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of the errors on prior period consolidated financial statements was immaterial.  Accordingly, the Company’s condensed consolidated statement of comprehensive income for the three months ended March 31, 2012, was revised and reflects the correction of these immaterial errors.  The following table summarizes the impact on the Company’s condensed consolidated statement of comprehensive income:

	Three Months Ended
	March 31, 2012
($000’s omitted)	As Previously Reported	As Revised

Net sales	$72,520	$72,167
Net income	$2,558	$2,482

NOTE 2 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	March 30,	December 29,
	2013	2012
Raw materials	$25,984,041	$21,557,053
Work-in-progress	5,399,405	3,654,801
Finished goods	8,688,644	7,097,077
	$40,072,090	$32,308,931

NOTE 3 — OTHER CURRENT ASSETS

Other current assets include assets held for sale of $1.4 million and $2.1 million at March 30, 2013 and December 29, 2012, respectively.  During the first quarter of 2013, the Company realized a gain of approximately $0.4 million on the sale of real estate.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of March 30, 2013, and December 29, 2012, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of March 30, 2013, and December 29, 2012, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 5 — LONG-TERM DEBT

Revolving Line of Credit

On December 19, 2012, the Company entered into a revised Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank (the “Lender” and the “Administrative Agent”). Under the terms of the Credit Agreement, Lender agrees to provide to the Company a revolving line of credit of up to $45.0 million. The term of this revolving line of credit is for a period ending on December 19, 2017.  As of March 30, 2013, the outstanding balance under the Credit Agreement was $14.8 million and the Company had unused credit capacity of $30.2 million.  Interest on outstanding borrowings under the Credit Agreement was based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective rate of 3.75% at March 30, 2013.

Pursuant to the terms of the Credit Agreement, the Company, Administrative Agent, and one or more Lenders (if there are additional lenders other than the initial Lender) intended to establish a secured term loan facility which (i) must be secured by real property and improvements reasonably satisfactory to Administrative Agent, and (ii) must provide, pursuant to documentation in form and substance reasonably satisfactory to Administrative Agent, for one or more term loan commitments to make one or more term loans in an aggregate original principal amount of at least $10.0 million. If the parties to the Credit Agreement did not establish the secured term loan facility before March 29, 2013, then the revolving credit commitment was to be permanently reduced by $10.0 million effective as of March 29, 2013. However, an amendment was entered into, effective as of March 29, 2013, extending the date to establish the secured facility and avoid the revolving credit commitment reduction until April 30, 2013. Effective April 29, 2013, the Company and the Lender entered into a $10.0 million secured term loan facility, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at the Lender’s prime rate or LIBOR (as defined in the Credit Agreement), through maturity on December 19, 2017.

NOTE 6 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the three months ended March 30, 2013:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 29, 2012	959,808	$3.93
Granted	—	—
Exercised	(52,334)	2.09
Expired	—	—
Forfeited	(19,478)	4.69
Outstanding, March 30, 2013	887,996	$4.03

As of March 30, 2013, outstanding exercisable options had an intrinsic value of $988,839 and a weighted-average remaining contractual life of 2.25 years.

Total unrecognized compensation expense related to all share-based awards outstanding at March 30, 2013, was approximately $290,052 and will be recorded over a weighted average contractual life of 2.4 years.

NOTE 7 — INCOME TAXES

For the first quarter of 2013, the Company recorded income tax expense at an effective tax rate of 32.3%, which differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences.  Supreme reported no tax provision in the first quarter of 2012 due to the utilization of previously unrecognized net operating loss carryforwards.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation is one of the nation’s leading manufacturers of specialized vehicles.  The Company engages principally in the production and sale of customized truck bodies, buses, and other specialty vehicles.  Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty vehicle offerings include products such as customized armored vehicles and law enforcement vehicles.

The Company’s transportation equipment products are used by a wide variety of industrial, commercial and law enforcement customers.  The Company utilizes a nationwide direct sales and distribution network consisting of approximately 25 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial truck dealers.  The Company’s manufacturing and service facilities are located in seven states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand-name recognition, extensive product offerings, bailment chassis arrangements, and product innovation, competitively positions Supreme with a strategic footprint in the markets it serves.

The Company and its product offerings are affected by various factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of vehicle chassis, and the availability of credit and financing to the Company, our vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings. The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

Management Changes

As announced on April 17, 2013, the Company appointed Mark D. Weber as President and Chief Executive Officer.  Mr. Weber was previously employed with Federal Signal Corporation, where he spent 17 years in a variety of senior executive roles. Most recently, he was the Group President responsible for five divisions with revenues in excess of $500 million. Prior to his service at Federal Signal, he worked at Cummins Engine Company for 17 years in numerous operations management and new product development assignments. We expect his operational experience to add a great deal of value to Supreme’s leadership team.

Additionally, Jeff Fuhrmeister was named Vice President of Sales and Marketing in the first quarter of 2013. He was previously employed by Penske, where he had more than 26 years of experience in various roles, most recently serving as the Senior Vice President of Vehicle Supply, Planning and Remarketing. His background and expertise will further expand our management team.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes (See Note 1 “Basis of Presentation and Opinion of Management”) thereto elsewhere in this document.

Overview

Consolidated net sales of $65.9 million for the first quarter of 2013 declined 8.7% from $72.2 million in last year’s comparable period. The truck division, which represented 76% of total net sales, recorded higher sales in the quarter compared with the prior year as the Company increased its retail sales, offsetting the industry-wide decline in rental fleet orders.  Bus sales declined $7.4 million during the first quarter of 2013 due to competitive pricing pressure, particularly on state and municipal orders.  In addition, armored sales increased during the quarter, which also helped offset the decline in bus sales.

Gross margin as a percentage of net sales increased to 17.3%, compared with 15.0% in last year’s comparable period due to a favorable product mix and efficiency improvements.  Pre-tax income increased 37.2% to $3.4 million compared with $2.5 million in last year’s comparable period. For the first quarter of 2013, the Company recorded income tax expense at an effective tax rate of 32.3%.  Supreme reported no tax provision in the first quarter of 2012 due to the utilization of previously unrecognized net operating loss carryforwards.  Net income for the first quarter of 2013 was $2.3 million compared with net income of $2.5 million in the comparable 2012 quarter.

Our sales backlog at March 30, 2013 totaled $84.4 million, up from $67.9 million at December 29, 2012, though lower than the $107.2 million backlog at March 31, 2012.  As noted earlier, the decline from 2012’s first quarter sales and backlog was due to an industry-wide reduction in rental fleet orders for 2013. During this year’s first quarter, the Company experienced increased order activity in the truck division, which has translated into a 24% improvement in the backlog since year-end.

Working capital was $41.7 million at March 30, 2013, up from $38.6 million at December 29, 2012.  During the quarter, Supreme invested $1.7 million in facilities and equipment primarily to complete capital projects initiated in 2012.  Total debt increased to $14.8 million at quarter end, compared with $14.1 million at December 29, 2012. Stockholders’ equity increased 3.6% to $69.6 million, or book value of $4.55 per share, at March 30, 2013, compared with $67.2 million, or book value of $4.41 per share, at December 29, 2012.

During the first quarter of 2013, we filled two key executive positions as previously noted, continued to upgrade facilities and produced our highest quarterly gross margin percentage since 1999.  As we continue to manage the Company for profitable growth, our key areas of ongoing focus include:

•                  Continuing to invest in our facilities to drive further productivity gains;

•                  Strategically driving top-line growth;

•                  Improving sourcing to continue to lower material costs;

•                  Continuing our product development initiatives related to both new and existing products; and

•                  Ongoing product line rationalization to improve gross margins and remain focused on our core truck, bus, and armored products.

We continue to aggressively review all aspects of our business by means of a continuous improvement culture to ensure the ongoing growth and strength of the Company.  The Company expects to benefit and leverage the strong foundation built to make further improvements in its future financial performance.

Net Sales

Net sales for the three months ended March 30, 2013 decreased $6.3 million, or 8.7%, to $65.9 million as compared with $72.2 million for the three months ended March 31, 2012. The following table presents the components of net sales and the changes from period to period:

	Three Months Ended
($000’s omitted)	Mar 30, 2013	Mar 31, 2012	Change
Specialized vehicles:
Trucks	$49,986	$49,180	$806	1.6%
Buses	10,693	18,092	(7,399)	(40.9)
Armored vehicles	4,353	4,049	304	7.5
	65,032	71,321	(6,289)	(8.8)
Fiberglass products	849	846	3	0.4
	$65,881	$72,167	$(6,286)	(8.7)%

Truck division sales increased by $0.8 million, or 1.6%, for the three months ended March 30, 2013 due to increased retail orders which more than compensated for the industry-wide decline in rental fleet orders during the first quarter of 2013. Taking advantage of our improved flexibility at our truck manufacturing facilities, we were able to quickly react to the changing market demands.

Bus division sales decreased by $7.4 million, or 40.9%, for the three months ended March, 2013 resulting from continued declining demand for buses from state and local municipalities. This has led some competitors to offer incentives and discounts at what we believe to be unsustainable levels.  The bus division represents one of our greatest opportunities for future improvement and we are instituting manufacturing and process enhancements at our redesigned bus facility.

Armored division sales increased by $0.3 million, or 7.5%, for the three months ended March 30, 2013.  Although sales increased from the prior year quarter, we are closely monitoring government procurements, which directly affect our business with the U.S. Department of State to produce armored SUVs for embassies abroad.  Using existing products and capabilities as its foundation, the Company continues to look for opportunities to expand its product offerings and increase its customer base for specialty products.

Cost of sales and gross profit

Gross profit increased by $0.6 million, or 5.5%, to $11.4 million for the three months ended March 30, 2013, as compared with $10.8 million for the three months ended March 31, 2012. The following presents the components of cost of sales as a percentage of net sales and the changes from period to period:

Material — Material cost as a percentage of net sales decreased by 2.9% for the three months ended March 30, 2013, as compared with the corresponding period in 2012.  The decrease in the material percentage was due to favorable product mix, improved sourcing on certain materials and our focus on improved product pricing. Although commodity raw material prices are stable, the potential for future raw material cost increases remains an ongoing area of concern and focus for certain commodities including aluminum, steel, and wood products.  The Company closely monitors major commodities to identify raw material cost escalations and attempts to pass through cost increases as markets will allow by having material adjustment clauses in most key customer contracts.

Direct Labor — Direct labor as a percentage of net sales decreased by 1.4% for the three months ended March 30, 2013, as compared with the corresponding period in 2012. The decrease in the direct labor percentage resulted from efficiencies achieved at certain locations due to recent plant redesign and product flow changes.  This decrease was partially offset by increased labor costs at the bus division resulting from the move to a newly renovated facility.

Overhead — Manufacturing overhead as a percentage of net sales increased by 2.2% for the three months ended March 30, 2013, as compared with the corresponding period in 2012.  The increase was primarily due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes and non-recurring costs associated with the implementation of an inventory management system.

Delivery — Delivery costs as a percentage of net sales decreased by 0.2% for the three months ended March 30, 2013, as compared with the corresponding period in 2012.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses remained unchanged at $8.6 million for the three months ended March 30, 2013 and March 31, 2012. The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period as a percentage of net sales:

	Three Months Ended
($000’s omitted)	Mar 30, 2013		Mar 31, 2012		Change
Selling expenses	$3,064	4.6%	$2,565	3.5%	$499	1.1%
G&A expenses	5,512	8.4	5,983	8.3	(471)	0.1
Total	$8,576	13.0%	$8,548	11.8%	$28	1.2%

Selling expenses — Selling expenses increased $0.5 million for the three months ended March 30, 2013, as compared to the corresponding period in 2012.  As a percentage of net sales, selling expenses increased 1.1% for the three months ended March 30, 2013, as compared with the corresponding period in 2012. The increase as a percentage of net sales resulted from a change in the sales commission structure implemented in late 2011 which better correlates to the profit contribution levels.

G&A expenses — G&A expenses decreased $0.5 million for the three months ended March 30, 2013, as compared to the corresponding period in 2012.  As a percentage of net sales, G&A expenses increased 0.1% for the three months ended March 30, 2013, as compared with the corresponding period in 2012. The decrease of $0.5 million was the result of several factors including lower legal fees and severance costs related to senior management changes made in early 2012.

Other income

Other income was $0.7 million for the three months ended March 30, 2013, compared with $0.5 million for the three months ended March 31, 2012. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first quarter of 2013, the Company realized a gain of approximately $0.4 million on the sale of real estate.

Interest expense

Interest expense was $0.1 million for the three months ended March 30, 2013, compared with $0.3 million for the three months ended March 31, 2012. The decline in interest expense resulted from a combination of lower average bank borrowings and lower chassis interest expense. The effective interest rate on bank borrowings was 3.75% at quarter end, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the first quarter of 2013, the Company recorded income tax expense at an effective tax rate of 32.3%, which differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences.  Supreme reported no tax provision in the first quarter of 2012 due to the utilization of previously unrecognized net operating loss carryforwards.

Net income

Net income decreased by $0.2 million to $2.3 million (3.5% of net sales) for the three months ended March 30, 2013, from net income of $2.5 million (3.4% of net sales) for the three months ended March 31, 2012 which excluded a tax provision as previously discussed.  Income before income taxes increased 37.2% to $3.4 million compared with $2.5 million in 2012’s first quarter.

Basic and diluted income per share

The following table presents basic and diluted income per share and the changes from period to period:

	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
Income per share:
Basic	$0.15	$0.16
Diluted	0.15	0.16

Shares used in the computation of income per share:
Basic	15,250,784	15,161,149
Diluted	15,544,353	15,380,960

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash used in operating activities totaled $0.3 million for the three months ended March 30, 2013 as compared with $2.6 million for the three months ended March 31, 2012. Net cash used in operating activities was adversely impacted by a $7.8 million increase in inventories and a $4.2 million increase in accounts receivable, both reflecting increased business activity at the end of March 2013 as compared to the end of December 2012. These were offset by an $8.5 million increase in trade accounts payable related primarily to the increase in inventories necessary to support the increase in sales order backlog.

Investing activities

Net cash used in investing activities was $0.4 million for the three months ended March 30, 2013 as compared with $1.8 million for the three months ended March 31, 2012. During the first quarter of 2013, the Company’s capital expenditures totaled $1.7 million and consisted primarily of investments in facilities and equipment to complete capital projects initiated in 2012. Additionally, cash of $1.2 million was provided as a result of net proceeds received from the sale of an excess capacity facility in Goshen, Indiana, which was previously included in assets held for sale.

Financing activities

Net cash provided by financing activities was $0.7 million for the first quarter of 2013, resulting from net borrowings from the Company’s revolving line of credit as compared with $4.4 million for the first quarter of 2012.

Capital Resources

Revolving Line of Credit

On December 19, 2012, the Company entered into a revised credit agreement with Wells Fargo Bank for a revolving line of credit of up to $45.0 million. The term of this revolving line of credit is for a period ending on December 19, 2017.  As of March 30, 2013, the outstanding balance under the credit agreement was $14.8 million and the Company was in compliance with all provisions of its credit agreement.

Pursuant to the terms of the Credit Agreement, the Company, Administrative Agent, and one or more Lenders (if there are additional lenders other than the initial Lender) intended to establish a secured term loan facility which (i) must be secured by real property and improvements reasonably satisfactory to Administrative Agent, and (ii) must provide, pursuant to documentation in form and substance reasonably satisfactory to Administrative Agent, for one or more term loan commitments to make one or more term loans in an aggregate original principal amount of at least $10.0 million. If the parties to the Credit Agreement did not establish the secured term loan facility before March 29, 2013, then the revolving credit commitment was to be permanently reduced by $10.0 million effective as of March 29, 2013. However, an amendment was entered into, effective as of March 29, 2013, extending the date to establish the secured facility and avoid the revolving credit commitment reduction until April 30, 2013. Effective April 29, 2013, the Company and the Lender entered into a $10.0 million secured term loan facility, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at the Lender’s prime rate or LIBOR (as defined in the Credit Agreement), through maturity on December 19, 2017.

Summary of Liquidity and Capital Resources

The Company’s primary capital needs are for working capital demands, to meet its debt service obligations, and to finance capital expenditure requirements. Cash generated from operations, and borrowings available under our credit agreement, are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months based on our current cash flow budgets and forecasts of our liquidity needs.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 29, 2012.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, fair value of assets held for sale, accrued insurance, and accrued warranty.

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

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts which is determined by management based on the Company’s historical losses, specific customer circumstances, and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, restrictions on financing imposed by the Company’s primary lender, limitations on the availability of chassis on which the Company’s products are dependent, availability of raw materials, raw material cost increases, and severe interest rate increases.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows, and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 29, 2012.

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 30, 2013.

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

ITEM 1A.                                       RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A: Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 29, 2012, which is herein incorporated by reference.

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
Exhibit 10.1

Amendment No. 1 to Credit Agreement, effective as of March 29, 2013, by and among Supreme Industries, Inc. and Wells Fargo Bank, National Association, and acknowledged by Supreme Industries, Inc. subsidiary guarantors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2013, and incorporated herein by reference.

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, filed on May 10, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: May 10, 2013	Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: May 10, 2013	Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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
Exhibit 10.1

Amendment No. 1 to Credit Agreement, effective as of March 29, 2013, by and among Supreme Industries, Inc. and Wells Fargo Bank, National Association, and acknowledged by Supreme Industries, Inc. subsidiary guarantors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2013, and incorporated herein by reference.

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, filed on May 10, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.