Form 10-Q
period 2013-06-29
SUPREME INDUSTRIES INC
filed 2013-08-09
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at July 24, 2013
Class A	14,483,728
Class B	1,802,783

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 29,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,222	$59,056
Investments	2,852,403	2,887,172
Accounts receivable, net	22,291,387	18,781,735
Inventories	37,171,173	32,308,931
Deferred income taxes	1,878,093	2,298,181
Other current assets	4,553,593	4,672,211
Total current assets	68,771,871	61,007,286

Property, plant and equipment, at cost	94,866,698	92,795,659
Less, Accumulated depreciation and amortization	50,014,433	49,857,671
Property, plant and equipment, net	44,852,265	42,937,988

Other assets	1,366,306	1,142,809
Total assets	$114,990,442	$105,088,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$16,934
Trade accounts payable	15,276,094	11,936,544
Other accrued liabilities	15,023,338	10,409,930
Total current liabilities	30,966,100	22,363,408

Long-term debt	11,527,238	14,089,063
Deferred income taxes	1,808,391	1,472,730
Total liabilities	44,301,729	37,925,201

Stockholders’ equity	70,688,713	67,162,882
Total liabilities and stockholders’ equity	$114,990,442	$105,088,083

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net sales	$76,547,227	$84,574,041	$142,428,118	$156,740,862
Cost of sales	62,943,120	71,059,856	117,415,910	132,410,960
Gross profit	13,604,107	13,514,185	25,012,208	24,329,902

Selling, general and administrative expenses	8,759,419	8,112,242	17,152,665	16,660,632
Legal settlement and related costs	3,417,647	127,000	3,600,161	127,000
Other income	(19,390)	(113,192)	(732,781)	(592,140)
Operating income	1,446,431	5,388,135	4,992,163	8,134,410

Interest expense	79,073	315,061	221,391	579,810
Income before income taxes	1,367,358	5,073,074	4,770,772	7,554,600

Income tax expense (benefit)	442,227	(324,317)	1,541,835	(324,317)
Net income	925,131	5,397,391	3,228,937	7,878,917

Other comprehensive income (loss)	(26,815)	747	(31,269)	747
Total comprehensive income	$898,316	$5,398,138	$3,197,668	$7,879,664

Income per share:
Basic	$0.06	$0.34	$0.20	$0.49
Diluted	0.06	0.33	0.20	0.49

Shares used in the computation of income per share:
Basic	16,098,387	15,951,777	16,053,098	15,935,492
Diluted	16,462,115	16,240,047	16,356,692	16,212,497

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 29,	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,228,937	$7,878,917
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,761,455	1,581,700
Provision for losses on doubtful receivables	77,505	2,034
Deferred income taxes	755,749	(442,317)
Stock-based compensation expense	192,017	143,222
Gains on sale of property, plant and equipment, net	(346,393)	(298,110)
Changes in operating assets and liabilities	(1,193,616)	(11,110,055)

Net cash provided by (used in) operating activities	4,475,654	(2,244,609)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,660,390)	(3,986,551)
Proceeds from sale of property, plant and equipment	1,245,459	674,349
Purchases of investments	—	(6,649)
Proceeds from sale of investments	34,769	—
Decrease in other assets	—	129,878

Net cash used in investing activities	(2,380,162)	(3,188,973)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	46,442,128	157,468,915
Repayments of revolving line of credit and other long-term debt	(48,354,219)	(152,177,407)
Payment of debt issuance costs	(353,383)	—
Proceeds from exercise of stock options	136,148	74,401

Net cash provided by (used in) financing activities	(2,129,326)	5,365,909

Change in cash and cash equivalents	(33,834)	(67,673)

Cash and cash equivalents, beginning of period	59,056	106,833

Cash and cash equivalents, end of period	$25,222	$39,160

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair presentation of the interim periods reported.  The December 29, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and six months ended June 29, 2013 and June 30, 2012 are for 13-week and 26-week periods, respectively.

Stock Dividend

On May 8, 2013, the Company’s Board of Directors declared a five percent (5%) stock dividend on its outstanding Class A and Class B Common Stock. Stockholders of record on May 20, 2013 received a stock dividend for each share owned on that date, paid on June 3, 2013. All share and per share data have been adjusted to reflect the stock dividend on a retroactive basis.

Reclassification

Certain amounts in the prior year unaudited condensed consolidated financial statements have been reclassified to conform with the current year presentation.  These reclassifications had no effect on net income, stockholders’ equity, or total assets as previously reported.

NOTE 2 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	June 29,	December 29,
	2013	2012
Raw materials	$21,430,491	$21,557,053
Work-in-progress	5,330,237	3,654,801
Finished goods	10,410,445	7,097,077
	$37,171,173	$32,308,931

NOTE 3 — OTHER CURRENT ASSETS

Other current assets include assets held for sale of $1.4 million and $2.1 million at June 29, 2013 and December 29, 2012, respectively.  During the first quarter of 2013, the Company realized a gain of approximately $0.4 million on the sale of real estate.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of June 29, 2013, and December 29, 2012, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of June 29, 2013, and December 29, 2012, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 5 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank (the “Lender”). Under the terms of the Credit Agreement, Lender agrees to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $29.7 million at June 29, 2013. Interest on outstanding borrowings under the Credit Agreement is based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 2.09% at June 29, 2013.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The Company’s cash management system and revolving credit facility are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as borrowings under the revolving credit facility.  Checks outstanding in excess of bank balances were $2.4 million at June 29, 2013. The Company had no other borrowings outstanding under the revolving credit facility. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and the Lender entered into a $10.0 million term loan. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at the Lender’s prime rate or LIBOR (as defined in the Credit Agreement), through maturity on December 19, 2017. As of June 29, 2013, the outstanding balance under the term loan facility was $9.8 million.

On August 9, 2013, the Company entered into an interest rate swap agreement for a portion of the term loan with a notional amount of $5.0 million. The interest rate swap agreement provides for a 3.1% fixed interest rate and matures on December 19, 2017. The Company designated this swap agreement as a cash flow hedge on its variable rate debt and will record the fair value of the swap agreement as an asset or liability on the balance sheet, with changes in fair value recognized in other comprehensive income (loss).

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement and aggregated $3.1 million at June 29, 2013.

NOTE 6 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock for the six months ended June 29, 2013:

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 29, 2012	—	$—
Granted	139,581	4.17
Vested	(11,266)	4.01
Unvested, June 29, 2013	128,315	4.19

The total fair value of shares vested during the six months ended June 29, 2013 was $45,186.

A summary of the status of the Company’s outstanding stock options as of June 29, 2013, and changes during the six months ended June 29, 2013 are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 29, 2012	1,007,798	$3.74
Granted	—	—
Exercised	(111,995)	1.89
Expired	(272,462)	6.29
Forfeited	(84,015)	4.29
Outstanding, June 29, 2013	539,326	$2.78

As of June 29, 2013, outstanding exercisable options had an intrinsic value of $1,042,322 and a weighted-average remaining contractual life of 3.0 years.

Total unrecognized compensation expense related to all share-based awards outstanding at June 29, 2013, was approximately $568,647 and will be recorded over a weighted average contractual life of 2.6 years.

NOTE 7 — INCOME TAXES

For the three and six months ended June 29, 2013, the Company recorded income tax expense of $0.4 million and $1.5 million, respectively, at an effective tax rate of 32.3%, which differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences.  For the three and six months ended June 30, 2012, the Company recorded an income tax benefit of $0.3 million resulting from the reversal of a deferred tax valuation allowance due to the improved profitability.

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

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  King County sought to revoke its acceptance of a fleet of thirty-five buses which had been manufactured by the Company and sold to King County, and alleged breach of contract and breach of implied warranties.  As of February 28, 2013, King County claimed its damages were $10.6 million and subsequently moved to add a consumer protection act claim which would have permitted an award of attorney’s fees, if successful.

On June 14, 2013, the Company and King County entered into a Settlement and Release Agreement under the terms of which the lawsuit would be dismissed and mutual releases granted in exchange for payment of the sum of $4.7 million to King County within ninety days of the date of the agreement and the return of thirty-five buses to the Company.  Through separate agreements, the Company settled third-party claims against certain third-party subcontractors who have contributed to the Company $520,000 of the settlement funds, with the Company responsible for the balance which is intended to be paid by utilization of the Company’s Credit Agreement.  The legal settlement liability is included in other accrued liabilities at June 29, 2013.  The Company assigned an estimated $1.1 million to the returned product. Including the legal settlement and related costs, the Company recorded a pre-tax charge of $3.4 million in the quarter and $3.6 million for the first six months.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is one of the nation’s leading manufacturers of specialized vehicles.  The Company engages principally in the production and sale of customized truck bodies, buses, and other specialty vehicles.  Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty vehicle offerings include products such as customized armored vehicles and law enforcement vehicles.

The Company’s transportation equipment products are used by a wide variety of industrial, commercial, and law enforcement customers.  The Company utilizes a nationwide direct sales and distribution network consisting of approximately 25 bus distributors, a limited number of truck equipment distributors, and approximately 1,000 commercial truck dealers.  The Company’s manufacturing and service facilities are located in seven states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand-name recognition, extensive product offerings, bailment chassis arrangements, and product innovation competitively position Supreme with a strategic footprint in the markets it serves.

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

Management Change

As announced on April 17, 2013, the Company appointed Mark D. Weber as President and Chief Executive Officer.  Mr. Weber was previously employed with Federal Signal Corporation where he spent 17 years in a variety of senior executive roles. Most recently, he was the Group President responsible for five divisions with revenues in excess of $500 million. Prior to his service at Federal Signal, he worked at Cummins Engine Company for 17 years in numerous operations management and new product development assignments.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes (See Note 1 “Basis of Presentation and Opinion of Management”) thereto elsewhere in this document.  All earnings per share and share figures have been adjusted for the 5% stock dividend distributed in the second quarter of 2013.

Overview

During the first half of 2013, the Company continued to drive margin growth through our process improvements, enhanced manufacturing efficiencies, and strategic material procurement.   Despite lower revenue, gross margin continued to improve increasing to 17.8% in the second quarter and 17.6% in the first half of the year compared with 16.0% and 15.5%, respectively, last year.  The increase in margins was sufficient to overcome the revenue decline resulting in gross profit increasing $0.1 million in the quarter and $0.7 million year-to-date through June.

During the second quarter of 2013, Supreme settled its King County, Washington lawsuit which resulted in a pre-tax charge of $3.4 million in the quarter and $3.6 million for the six months ended June 29, 2013.  The legal settlement and related costs for the quarter totaled $4.5 million, partially offset by $1.1 million of estimated value assigned to the returned product.  Due to the inherent risk of litigation and the uncertainty of the outcome, the Company determined that it was in its best interest to bring this matter to resolution and therefore agreed to a settlement.

Net income for the three months ended June 29, 2013 was $0.9 million, or $0.06 per diluted share, compared with net income of $5.4 million, or $0.33 per diluted share for the comparable period last year.  Net income for the first six months ended June 29, 2013 was $3.2 million, or $0.20 per diluted share, compared with $7.9 million, or $0.49 per diluted share, last year.  On a pro forma basis, diluted earnings per share, adjusting for the legal settlement costs and normalizing of the 2012 income tax expense resulted in $0.20 per diluted share in the second quarter and $0.35 per diluted share in the first half of 2013 compared with $0.21 per diluted share and $0.32 per diluted share, respectively, last year.  See “Basic and diluted income per share” for a more detailed explanation regarding the reconciliation of net income and net income per share to adjusted net income and adjusted net income per share.

Our sales backlog at June 29, 2013 totaled $78 million, up from $68 million at December 29, 2012, though lower than the $89 million backlog at June 30, 2012.  Not included in the backlog is approximately a $12 million order from a fleet customer who delayed its order until the second half of 2013.  This is encouraging as we typically experience some seasonal slow-down in new fleet orders during the summer months.

Working capital was $37.8 million at June 29, 2013, compared with $38.6 million at December 29, 2012.  Total debt declined to $12.2 million at quarter end versus $14.1 million at December 29, 2012 and $21.2 million at June 30, 2012. Stockholders’ equity increased to $70.7 million at June 29, 2013, compared with $67.2 million at December 29, 2012. Adjusting for the 5% stock dividend, book value on a per-share basis was $4.38 at quarter end versus $4.20 at the end of last year.

During the first half of 2013, we continued to improve our gross margin percentage through leveraging inputs and manufacturing efficiencies.  As we continue to manage the Company for profitable growth, our key areas of ongoing focus include:

•                  Continuing to focus on our facilities to further drive productivity gains;

•                  Strategically driving top-line growth;

•                  Improving sourcing to continue to lower material costs;

•                  Continuing our product development initiatives related to both new and existing products; and

•                  Ongoing product line rationalization to improve gross margins and remain focused on our core truck, bus, and armored products.

As we enter the second half of 2013, we believe we are well positioned in our chosen markets to grow our brand and improve operating performance.  The Company expects to benefit and leverage the strong foundation built to make further improvements in its future financial performance.

Net Sales

Net sales for the three months ended June 29, 2013 decreased $8.1 million, or 9.5%, to $76.5 million as compared with $84.6 million for the three months ended June 30, 2012.  Net sales for the six months ended June 29, 2013 decreased $14.3 million, or 9.1%, to $142.4 million as compared with $156.7 million for the six months ended June 30, 2012.  The following table presents the components of net sales and the changes from period to period:

	Three Months Ended				Six Months Ended
($000’s omitted)	June 29, 2013	June 30, 2012	Change		June 29, 2013	June 30, 2012	Change
Specialized vehicles:
Trucks	$63,222	$67,587	$(4,365)	(6.5)%	$113,208	$116,767	$(3,559)	(3.0)%
Buses	10,312	13,677	(3,365)	(24.6)	21,005	31,769	(10,764)	(33.9)
Armored vehicles	2,576	2,642	(66)	(2.5)	6,929	6,691	238	3.6
	76,110	83,906	(7,796)	(9.3)	141,142	155,227	(14,085)	(9.1)
Fiberglass products	437	668	(231)	(34.5)	1,286	1,514	(228)	(15.0)
	$76,547	$84,574	$(8,027)	(9.5)%	$142,428	$156,741	$(14,313)	(9.1)%

Truck division sales decreased by $4.4 million, or 6.5%, for the three months ended June 29, 2013, and decreased by $3.6 million, or 3.0%, for the six months ended June 29, 2013.  The decreases were due to lower orders from fleet customers which were partially offset by higher retail truck sales during the first half of the year.

Bus division sales decreased by $3.4 million, or 24.6%, for the three months ended June 29, 2013, and decreased by $10.8 million, or 33.9%, for the six months ended June 30, 2012 resulting from continued declining demand for buses from state and local municipalities. This has led some competitors to offer incentives and discounts at what we believe to be unsustainable levels.

Armored division sales decreased slightly for the three months ended June 29, 2013, primarily due to continued lower governmental procurement which directly affects our business with the U.S. Department of State.  Armored division sales increased modestly $0.2 million, or 3.6%, for the six months ended June 29, 2013.  The Company continues to look for opportunities to expand its product offerings and increase its customer base for specialty products.

Cost of sales and gross profit

Gross profit increased by $0.1 million, or 0.7%, to $13.6 million for the three months ended June 29, 2013, as compared with $13.5 million for the three months ended June 30, 2012.  Gross profit increased by $0.7 million, or 2.8%, to $25.0 million for the six months ended June 29, 2013, as compared with $24.3 million for the six months ended June 30, 2012.   The following presents the components of cost of sales as a percentage of net sales and the changes from period to period:

Material — Material cost as a percentage of net sales decreased by 2.5% and 2.8% for the three and six months ended June 29, 2013, as compared with the corresponding periods in 2012.  The decrease in the material percentage was due to favorable product mix, strategic purchasing of certain materials, and our focus on building profitable business. Although raw material commodity prices are stable, the potential for future raw material cost fluctuations remains an ongoing area of concern. The Company closely monitors major commodities to identify raw material cost escalations and attempts to pass through cost increases as markets will allow by having material adjustment clauses in most key customer contracts.  The Company continues to explore alternative sources of raw materials and component parts.

Direct Labor — Direct labor as a percentage of net sales decreased by 1.0% and 1.1% for the three and six months ended June 29, 2013, as compared with the corresponding periods in 2012. The decrease in the direct labor percentage resulted from efficiencies achieved at certain locations due to recent plant redesign and process improvements.

Overhead — Manufacturing overhead as a percentage of net sales increased by 2.1% for the three and six months ended June 29, 2013, as compared with the corresponding periods in 2012.  The increase was primarily due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes and costs associated with the implementation of an inventory management system.

Delivery — Delivery costs as a percentage of net sales decreased by 0.4% and 0.3% for the three and six months ended June 29, 2013, as compared with the corresponding periods in 2012.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $0.7 million, or 1.8% as a percentage of net sales, to $8.8 million for the three months ended June 29, 2013, as compared with $8.1 million for the three months ended June 30, 2012.  Selling and G&A expenses increased by $0.5 million, or 1.4% as a percentage of net sales, to $17.2 million for the six months ended June 29, 2013, as compared with $16.7 million for the six months ended June 30, 2012. The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period as a percentage of net sales:

	Three Months Ended						Six Months Ended
($000’s omitted)	June 29, 2013		June 30, 2012		Change		June 29, 2013		June 30, 2012		Change
Selling expenses	$3,186	4.1%	$2,631	3.1%	$555	1.0%	$6,249	4.4%	$5,197	3.3%	$1,052	1.1%
G&A expenses	5,574	7.3	5,481	6.5	93	0.8	10,903	7.6	11,464	7.3	(561)	0.3
Total	$8,760	11.4%	$8,112	9.6%	$648	1.8%	$17,152	12.0%	$16,661	10.6%	$491	1.4%

Selling expenses — Selling expenses increased $0.6 and $1.1 million for the three and six months ended June 29, 2013, as compared to the corresponding periods in 2012.  As a percentage of net sales, selling expenses increased 1.0% and 1.1% for the three and six months ended June 29, 2013, as compared with the corresponding periods in 2012. The increases are the result of a change in the sales commission structure which better correlates to the profit contribution levels and also higher travel expenses.

G&A expenses — G&A expenses increased $0.1 million for the three months ended June 29, 2013, and decreased $0.6 million for the six months ended June 29, 2013, as compared to the corresponding periods in 2012.  As a percentage of net sales, G&A expenses increased 0.8% and 0.3% for the three and six months ended June 29, 2013, as compared with the corresponding periods in 2012.  The decrease of $0.6 million for the six months ended June 29, 2013, was the result of several factors including lower legal fees and severance costs related to senior management changes made in early 2012.

Legal settlement and related costs

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  King County sought to revoke its acceptance of a fleet of thirty-five buses, which had been manufactured by the Company and sold to King County, and alleged breach of contract and breach of implied warranties.  As of February 28, 2013, King County claimed its damages were $10.6 million and subsequently moved to add a consumer protection act claim which would have permitted an award of attorney’s fees, if successful.

On June 14, 2013, the Company and King County entered into a Settlement and Release Agreement under the terms of which the lawsuit would be dismissed and mutual releases granted in exchange for payment of the sum of $4.7 million to King County within ninety days of the date of the agreement and the return of thirty-five buses to the Company.  Through separate agreements, the Company settled third-party claims against certain third-party subcontractors who have contributed to the Company $520,000 of the settlement funds, with the Company responsible for the balance which is intended to be paid by utilization of the Company’s Credit Agreement.  The legal settlement liability is included in other accrued liabilities at June 29, 2013. The Company assigned an estimated $1.1 million to the returned product. Including the legal settlement and related costs, the Company recorded a pre-tax charge of $3.4 million in the quarter and $3.6 million for the first six months.

Other income

Other income was $0.02 million and $0.7 million for the three and six months ended June 29, 2013, compared with $0.1 million and $0.6 million for the three and six months ended June 30, 2012. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first half of 2013, the Company realized a gain of approximately $0.4 million on the sale of real estate.

Interest expense

Interest expense was $0.1 million and $0.2 million for the three and six months ended June 29, 2013, compared with $0.3 million and $0.6 million for the three and six months ended June 30, 2012. Compared with last year, interest expense was 75% lower in the second quarter of 2013 and down 62% in the first half of 2013.  The decline in interest expense resulted from a combination of lower average bank borrowings, an improved pricing structure from a new credit agreement, and lower chassis interest expense. The effective interest rate on bank borrowings was 2.09% at quarter end, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the three and six months ended June 29, 2013, the Company recorded income tax expense of $0.4 million and $1.5 million, respectively, at an effective tax rate of 32.3%, which differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences.  For the three and six months ended June 30, 2012, the Company recorded an income tax benefit of $0.3 million resulting from the reversal of a deferred tax valuation allowance due to the improved profitability.

Net income

Net income for the three months ended June 29, 2013 was $0.9 million, or $0.06 per diluted share, compared with net income of $5.4 million, or $0.33 per diluted share for the comparable period last year.  Net income for the first six months ended June 29, 2013 was $3.2 million, or $0.20 per diluted share, compared with $7.9 million, or $0.49 per diluted share, last year.

Basic and diluted income per share

The following table presents a reconciliation of net income and net income per share to adjusted net income and adjusted net income per share.  These non-GAAP financial measurements relate to an adjustment due to the costs of a legal settlement, which management believes should be adjusted because it is an unusual item, and to show the effect of current tax rates as the Company did not pay taxes in the prior year due to the utilization of net operating loss carryforwards from prior years.  Management believes that these non-GAAP financial measures are helpful to show a more accurate comparison of the Company’s operating performance year over year.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net income	$925,131	$5,397,391	$3,228,937	$7,878,917
Legal settlement and related costs, net of tax	2,312,321	85,979 *	2,436,648	85,979 *
Adjusted income tax expense**	—	(1,962,920)	—	(2,764,453)
Adjusted net income	$3,237,452	$3,520,450	$5,665,585	$5,200,443

Per-share Data

Net Income:
Basic	$0.06	$0.34	$0.20	$0.49
Diluted	0.06	0.33	0.20	0.49
Legal settlement and related costs, net of tax:
Basic	0.14	0.01	0.15	0.01
Diluted	0.14	0.01	0.15	0.01
Adjusted income tax expense:**
Basic	—	(0.13)	—	(0.18)
Diluted	—	(0.13)	—	(0.18)
Adjusted net income:
Basic	$0.20	$0.22	$0.35	$0.32
Diluted	0.20	0.21	0.35	0.32

* Represents proforma tax effected legal costs of $127,000 at 32.3%. ** 2012 proforma income tax expense adjusted to 2013’s normalized statutory rates of 32.3%.

Shares used in the computation of income per share:
(Adjusted for 5% stock dividend paid on June 3, 2013)
Basic	16,098,387	15,951,777	16,053,098	15,935,492
Diluted	16,462,115	16,240,047	16,356,692	16,212,497

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash provided by operating activities totaled $4.5 million for the six months ended June 29, 2013 as compared with net cash used of $2.2 million for the six months ended June 30, 2012. Net cash provided by operating activities was adversely impacted by a $4.9 million increase in inventories and a $3.5 million increase in accounts receivable, both reflecting increased business activity at the end of June 2013 as compared to the end of December 2012. These were partially offset by a $3.3 million increase in trade accounts payable related primarily to the increase in inventories necessary to support the $10.1 million increase in sales order backlog at June 29, 2013 as compared to the end of December 2012.

Investing activities

Net cash used in investing activities was $2.4 million for the six months ended June 29, 2013 as compared with $3.2 million for the six months ended June 30, 2012. During the first half of 2013, the Company’s capital expenditures totaled $3.7 million and consisted primarily of investments in facilities and equipment. Additionally, during the first half of 2013 net cash of $1.2 million was received as a result of the sale of an excess capacity facility in Goshen, Indiana, which was previously included in assets held for sale.

Financing activities

Net cash used in financing activities was $2.1 million for the first six months of 2013, resulting primarily from payments against the Company’s revolving line of credit and other long-term debt as compared with $5.4 million of borrowings from the revolving line of credit and other long-term debt for the first six months of 2012.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank (the “Lender”). Under the terms of the Credit Agreement, Lender agrees to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $29.7 million at June 29, 2013 and was in compliance with all provisions of its credit agreement.

Summary of Liquidity and Capital Resources

The Company’s primary capital needs are for working capital demands, to meet its debt service obligations, and to finance capital expenditure requirements. Cash generated from operations, and borrowings available under our credit agreement, are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months based on our current cash flow budgets and forecasts of our liquidity needs, including the legal settlement liability disclosed in Note 8.

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

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts which is determined by management based on the Company’s historical losses, specific customer circumstances, and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivables have failed.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, restrictions on financing imposed by the Company’s lender(s), limitations on the availability of chassis on which the Company’s products are dependent, availability of raw materials, raw material cost increases, and severe interest rate increases.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows, and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 29, 2012.  In the normal course of business, the Company is exposed to fluctuations in interest rates that can impact the cost of investing, financing, and operating activities.  The Company’s primary risk exposure results from changes in short-term interest rates.  In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions.  The Company’s Credit Agreement is floating rate debt and bears interest at the bank’s prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company’s leverage ratio.  On August 9, 2013, the Company entered into an interest rate swap agreement for a portion of its term loan with a notional amount of $5.0 million (See Note 5 - Long-Term Debt).  The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss.  The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.

ITEM 4.                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 29, 2013.

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

PART II.               OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

The Company is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.  The Company establishes accruals for matters that are probable and reasonably estimable.  See “Note 8 — Commitments and Contingencies” for a description of certain developments with respect to legal proceedings that occurred during the second quarter of 2013.

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
Exhibit 10.1

Employment Agreement, effective as of May 6, 2013, by and among Supreme Industries, Inc., Supreme Corporation and Mark D. Weber, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2013, and incorporated herein by reference.

Exhibit 10.2

Indemnification Agreement, effective as of May 6, 2013, between Supreme Industries, Inc. and Mark D. Weber, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2013, and incorporated herein by reference.

Exhibit 10.3

Amended and Restated Credit Agreement, dated as of April 29, 2013, by and among Supreme Industries, Inc. and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2013, and incorporated herein by reference.

Exhibit 10.4

Omnibus Amendment and Reaffirmation Agreement, dated as of April 29, 2013, by and among Supreme Industries, Inc., the subsidiaries of Supreme Industries, Inc. and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2013, and incorporated herein by reference.

Exhibit 10.5*	Settlement and Release Agreement, dated June 14, 2013, by and between Supreme Indiana Operations, Inc. and King County, Washington.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, filed on August 9, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: August 9, 2013		Mark D. Weber President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: August 9, 2013		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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
Exhibit 10.1

Employment Agreement, effective as of May 6, 2013, by and among Supreme Industries, Inc., Supreme Corporation and Mark D. Weber, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2013, and incorporated herein by reference.

Exhibit 10.2

Indemnification Agreement, effective as of May 6, 2013, between Supreme Industries, Inc. and Mark D. Weber, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2013, and incorporated herein by reference.

Exhibit 10.3

Amended and Restated Credit Agreement, dated as of April 29, 2013, by and among Supreme Industries, Inc. and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2013, and incorporated herein by reference.

Exhibit 10.4

Omnibus Amendment and Reaffirmation Agreement, dated as of April 29, 2013, by and among Supreme Industries, Inc., the subsidiaries of Supreme Industries, Inc. and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2013, and incorporated herein by reference.

Exhibit 10.5*	Settlement and Release Agreement, dated June 14, 2013, by and between Supreme Indiana Operations, Inc. and King County, Washington.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, filed on August 9, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.