Form 10-Q
period 2013-09-28
SUPREME INDUSTRIES INC
filed 2013-11-05
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at October 22, 2013
Class A	14,522,675
Class B	1,771,949

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	December 29,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,838	$59,056
Investments	2,866,350	2,887,172
Accounts receivable, net	23,143,545	18,781,735
Inventories	36,983,687	32,308,931
Deferred income taxes	2,025,718	2,298,181
Other current assets	4,574,635	4,672,211
Total current assets	69,613,773	61,007,286

Property, plant and equipment, at cost	94,573,923	92,795,659
Less, Accumulated depreciation and amortization	49,840,247	49,857,671
Property, plant and equipment, net	44,733,676	42,937,988

Other assets	1,295,885	1,142,809
Total assets	$115,643,334	$105,088,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$16,934
Trade accounts payable	15,059,061	11,936,544
Other accrued liabilities	11,037,225	10,409,930
Total current liabilities	26,762,954	22,363,408

Long-term debt	15,089,171	14,089,063
Deferred income taxes	1,430,729	1,472,730
Other long-term liabilities	50,048	—
Total liabilities	43,332,902	37,925,201

Stockholders’ equity	72,310,432	67,162,882
Total liabilities and stockholders’ equity	$115,643,334	$105,088,083

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Net sales	$67,310,853	$71,671,126	$209,738,971	$228,411,988
Cost of sales	56,629,738	60,097,281	174,045,648	192,508,241
Gross profit	10,681,115	11,573,845	35,693,323	35,903,747

Selling, general and administrative expenses	8,354,912	7,570,491	25,507,577	24,231,123
Legal settlement and related costs	—	328,415	3,600,161	455,415
Other income	(94,227)	(174,445)	(827,008)	(766,585)
Operating income	2,420,430	3,849,384	7,412,593	11,983,794

Interest expense	315,963	149,710	537,354	729,520
Income before income taxes	2,104,467	3,699,674	6,875,239	11,254,274

Income tax expense (benefit)	573,030	129,183	2,114,865	(195,134)
Net income	1,531,437	3,570,491	4,760,374	11,449,408

Other comprehensive income (loss)	(31,265)	1,814	(62,534)	2,561
Total comprehensive income	$1,500,172	$3,572,305	$4,697,840	$11,451,969

Income per share:
Basic	$0.09	$0.22	$0.30	$0.72
Diluted	0.09	0.22	0.29	0.71

Shares used in the computation of income per share:
Basic	16,160,518	15,966,506	16,087,864	15,945,830
Diluted	16,546,113	16,243,852	16,425,542	16,209,108

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 28,	September 29,
	2013	2012
Cash flows from operating activities:
Net income	$4,760,374	$11,449,408
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,657,081	2,363,367
Provision for losses on doubtful receivables	77,278	30,034
Deferred income taxes	230,462	(817,134)
Stock-based compensation expense	313,563	216,834
Gains on sale of property, plant and equipment, net	(352,893)	(362,098)
Changes in operating assets and liabilities	(5,382,460)	(4,935,149)

Net cash provided by operating activities	2,303,405	7,945,262

Cash flows from investing activities:
Additions to property, plant and equipment	(5,042,419)	(5,354,288)
Proceeds from sale of property, plant and equipment	1,251,959	4,213,153
Purchases of investments	(20,824)	(11,635)
Proceeds from sale of investments	41,646	—
Decrease in other assets	—	129,878

Net cash used in investing activities	(3,769,638)	(1,022,892)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	59,583,131	226,248,425
Repayments of revolving line of credit and other long-term debt	(57,933,289)	(229,906,247)
Payment of debt issuance costs	(358,975)	—
Proceeds from exercise of stock options	136,148	88,515

Net cash provided by (used in) financing activities	1,427,015	(3,569,307)

Change in cash and cash equivalents	(39,218)	3,353,063

Cash and cash equivalents, beginning of period	59,056	106,833

Cash and cash equivalents, end of period	$19,838	$3,459,896

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and nine months ended September 28, 2013 and September 29, 2012 are for 13-week and 39-week periods, respectively.

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

NOTE 2 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	September 28,	December 29,
	2013	2012
Raw materials	$23,284,651	$21,557,053
Work-in-progress	4,741,838	3,654,801
Finished goods	8,957,198	7,097,077
	$36,983,687	$32,308,931

NOTE 3 — OTHER CURRENT ASSETS

Other current assets include assets held for sale of $2.0 million and $2.1 million at September 28, 2013 and December 29, 2012, respectively.  During the first quarter of 2013, the Company realized a gain of approximately $0.4 million on the sale of real estate. Additionally, during the third quarter of 2013, the Company reclassified approximately $0.7 million of real estate from property, plant, and equipment to assets held for sale.

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

Derivatives:  Our derivative instruments consist of interest rate swaps, currently reflected as other long-term liabilities on the Consolidated Condensed Balance Sheets. The Company obtains fair values from financial institutions that utilize internal models with observable market data inputs to estimate the fair value of these instruments (Level 2 inputs).

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of September 28, 2013, and December 29, 2012, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of September 28, 2013, and December 29, 2012, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 5 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank (the “Lender”). Under the terms of the Credit Agreement, Lender agrees to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $25.4 million at September 28, 2013. Interest on outstanding borrowings under the Credit Agreement is based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 2.53% at September 28, 2013.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The Company’s cash management system and revolving credit facility are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as borrowings under the revolving credit facility.  Checks outstanding in excess of bank balances were $2.3 million and additional borrowings against the revolving credit facility totaled $3.6 million at September 28, 2013. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and the Lender entered into a $10.0 million term loan. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at the Lender’s prime rate or LIBOR (as defined in the Credit Agreement), through maturity on December 19, 2017. As of September 28, 2013, the outstanding balance under the term loan facility was $9.8 million.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement and aggregated $3.7 million at September 28, 2013.

NOTE 6 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock for the nine months ended September 28, 2013:

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested, December 29, 2012	—	$—
Granted	139,581	4.17
Vested	(22,836)	4.01
Unvested, September 28, 2013	116,745	4.19

The total fair value of shares vested during the nine months ended September 28, 2013 was $93,515.

A summary of the status of the Company’s outstanding stock options as of September 28, 2013, and changes during the nine months ended September 28, 2013 are as follows:

		Weighted -
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 29, 2012	1,007,798	$3.74
Granted	—	—
Exercised	(111,995)	1.89
Expired	(272,462)	6.29
Forfeited	(84,015)	4.29
Outstanding, September 28, 2013	539,326	2.78

As of September 28, 2013, outstanding exercisable options had an intrinsic value of $1,595,848 and a weighted-average remaining contractual life of 2.7 years.

Total unrecognized compensation expense related to all share-based awards outstanding at September 28, 2013, was $489,133 and will be recorded over a weighted average contractual life of 2.5 years.

NOTE 7 — INCOME TAXES

For the three and nine months ended September 28, 2013, the Company recorded income tax expense of $0.6 million and $2.1 million, respectively, at an effective tax rate of 27.2% and 30.8%, respectively, which differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences.  For the three and nine months ended September 29, 2012, the Company recorded income tax expense of $0.1 million and an income tax benefit of $0.2 million, respectively, resulting from the reversal of a deferred tax valuation allowance due to improved profitability during that period.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

In October of 2011, the Company was named a defendant in a personal injury suit (Paul Gendrolis and Katherine Gendrolis v. Saxon Fleet Sales, Kolstad Company, and Supreme Industries, Inc.) which was filed in the United States District Court, District of Massachusetts.  The complaint sought $10 million in damages based on allegations that a truck body manufactured by the Company contained an improperly installed plate or lip, which caused Mr. Gendrolis to trip and become injured.  Claims alleged against the Company included negligence, breach of warranty, breach of consumer protection laws, and loss of consortium. In September 2013, the parties mediated and reached a settlement to this litigation.  The Company’s contribution to the settlement was the remainder of its self-insurance deductible, in the amount of $0.1 million.  The remainder of the settlement above was paid by insurance.

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  King County sought to revoke its acceptance of a fleet of thirty-five buses which had been manufactured by the Company and sold to King County, and alleged breach of contract and breach of implied warranties.  As of February 28, 2013, King County claimed its damages were $10.6 million and subsequently moved to add a consumer protection act claim which would have permitted an award of attorney’s fees, if successful.  On June 14, 2013, the Company and King County entered into a Settlement and Release Agreement under the terms of which the lawsuit would be dismissed and mutual releases granted in exchange for payment of the sum of $4.7 million to King County within ninety days of the date of the agreement and the return of thirty-five buses to the Company.  Through separate agreements, the Company settled third-party claims against certain third-party subcontractors who have contributed to the Company $520,000 of the settlement funds, with the Company responsible for the balance which was paid on September 9, 2013.  The Company assigned an estimated $1.1 million to the returned product.  Including the legal settlement and related costs, the Company recorded a pre-tax charge of $3.6 million for the first nine months of 2013.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is one of the nation’s leading manufacturers of specialized vehicles.  The Company engages principally in the production and sale of customized truck bodies, buses, and other specialty vehicles.  Building on its expertise in providing both cargo and passenger transportation solutions, the Company’s specialty vehicle offerings include products such as customized specialty vehicles and law enforcement vehicles.

The Company’s transportation equipment products are used by a wide variety of industrial, commercial, governmental and law enforcement customers.  The Company utilizes a nationwide direct sales and distribution network consisting of approximately 1,000 commercial truck dealers, a limited number of truck equipment distributors, and approximately 25 bus distributors.  The Company’s manufacturing and service facilities are located in seven states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand-name recognition, extensive product offerings, bailment chassis arrangements, and product innovation competitively position Supreme with a strategic footprint in the markets it serves.

The Company and its product offerings are affected by various risk factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of chassis, and the availability of credit and financing to the Company, our vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings. The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes (See Note 1 “Basis of Presentation and Opinion of Management”) thereto elsewhere in this document.  All earnings per share and share figures have been adjusted for the 5% stock dividend paid in the second quarter of 2013.

Overview

During the third quarter of 2013, we recorded strong order intake led by significant fleet business and improved retail demand for the Company’s truck bodies. Backlog at the end of the quarter increased 36% to $85.6 million, compared with $63.0 million at the end of last year’s third quarter.  Consolidated net sales for the three and nine months ended September 28, 2013 declined 6.1% and 8.2%, respectively, compared with the prior periods.  The revenue decrease was attributable to lower sales volume in the bus and specialty vehicle divisions and fleet sales.

For the first nine months of 2013, the Company continued to maintain its margin disciplines with the gross margin percentage increasing to 17.0% compared with 15.7% last year, despite the lower revenue.  The margin percentage improvement was the result of initiatives to enhance manufacturing efficiencies, process improvements and strategic material procurement.

During the second quarter of 2013, Supreme settled its King County, Washington lawsuit which resulted in a year-to-date pre-tax charge of $3.6 million including related legal costs.  The legal settlement and related costs for the nine months ended September 28, 2013 totaled $4.7 million, partially offset by $1.1 million of estimated value assigned to the returned product.  Due to the inherent risk of litigation and the uncertainty of the outcome, the Company determined that it was in its best interest to bring this matter to resolution and therefore agreed to a settlement.

Net income for the three months ended September 28, 2013 was $1.5 million, or $0.09 per diluted share, compared with net income of $3.6 million, or $0.22 per diluted share for the comparable period last year.  Net income for the first nine months ended September 28, 2013 was $4.8 million, or $0.29 per diluted share, compared with $11.4 million, or $0.71 per diluted share, last year.

On a pro forma basis, diluted earnings per share, adjusting for the King County legal settlement costs and normalizing of the 2012 income tax expense resulted in $0.09 per diluted share in the third quarter and $0.44 per diluted share in the first nine months of 2013 compared with $0.17 per diluted share and $0.50 per diluted share, respectively, last year.  See “Basic and diluted income per share” for a more detailed explanation regarding the reconciliation of net income and net income per share to adjusted net income and adjusted net income diluted per share.

To support future sales volume, reflected in the higher backlog, working capital increased to $42.9 million at September 28, 2013, compared with $38.6 million at December 29, 2012. Higher working capital, combined with the $4.2 million payment for the legal settlement in September 2013, resulted in total debt increasing $1.7 million to $15.8 million at quarter end, versus $14.1 million at December 29, 2012, and $12.3 million at September 29, 2012. Stockholders’ equity increased to $72.3 million at September 28, 2013, compared with $67.2 million at December 29, 2012. Book value, on a per-share basis, was $4.48 at quarter end versus $4.20 at the end of last year.

During the first nine months of 2013, we continued to focus on improving our gross margin percentage through leveraging inputs and manufacturing efficiencies.  As we continue to manage the Company for profitable growth, our key areas of ongoing focus include:

•                  Segmenting our product flow to allow for improved delivery of complex, high option products utilizing production processes dedicated to lower volume custom trucks.  This also enhances our ability to increase the conversion velocity of our higher volume products;

•                  Improved delivery performance and compression of our overall order to cash lead-times;

•                  Continuing to focus on our facilities to further drive productivity gains;

•                  Strategically driving top-line growth;

•                  Continuing our product development initiatives related to both new and existing products; and

•                  Ongoing product line rationalization to improve gross margins and remain focused on our core truck, bus, and specialty products.

As we enter the last quarter of 2013, we are very encouraged by our backlog and recent demand trends in the truck division.  We are continuing to implement initiatives targeted to benefit and leverage the strong foundation built to make further improvements in our future financial performance.

Net Sales

Net sales for the three months ended September 28, 2013 decreased $4.4 million, or 6.1%, to $67.3 million as compared with $71.7 million for the three months ended September 29, 2012.  Net sales for the nine months ended September 28, 2013 decreased $18.7 million, or 8.2%, to $209.7 million as compared with $228.4 million for the nine months ended September 29, 2012.  The following table presents the components of net sales and the changes from period to period:

	Three Months Ended				Nine Months Ended
($000’s omitted)	Sep 28, 2013	Sep 29, 2012	Change		Sep 28, 2013	Sep 29, 2012	Change
Specialized vehicles:
Trucks	$52,418	$54,216	$(1,798)	(3.3)%	$165,626	$170,984	$(5,358)	(3.1)%
Buses	12,355	12,705	(350)	(2.8)	33,360	44,474	(11,114)	(25.0)
Specialty vehicles	2,145	4,050	(1,905)	(47.0)	9,074	10,740	(1,666)	(15.5)
	66,918	70,971	(4,053)	(5.7)	208,060	226,198	(18,138)	(8.0)
Fiberglass products	393	700	(307)	(43.9)	1,679	2,214	(535)	(24.2)
	$67,311	$71,671	$(4,360)	(6.1)%	$209,739	$228,412	$(18,673)	(8.2)%

Truck division sales decreased by $1.8 million, or 3.3%, for the three months ended September 28, 2013, and decreased by $5.4 million, or 3.1%, for the nine months ended September 28, 2013.  The decreases were due to fewer orders from fleet customers, partially offset by higher retail truck sales during the first nine months of the year.

Bus division sales decreased by $0.4 million, or 2.8%, for the three months ended September 28, 2013, and decreased by $11.1 million, or 25.0%, for the nine months ended September 29, 2013.  The decrease was the result of continued declining demand for buses from state and local municipalities. This has led some competitors to offer incentives and discounts at what we believe to be unsustainable levels.  The division recently introduced a new bus design to better compete in the markets it serves.

Specialty vehicle division sales decreased by $1.9 million, or 47.0%, for the three months ended September 28, 2013, and decreased by $1.7 million, or 15.5%, for the nine months ended September 28, 2013.  The decrease was primarily due to continued lower governmental procurement which directly affects our business with the U.S. Department of State.  The Company continues to look for opportunities to expand its product offerings and increase its customer base for specialty products.

Cost of sales and gross profit

Gross profit decreased by $0.9 million, or 7.8%, to $10.7 million for the three months ended September 28, 2013, as compared with $11.6 million for the three months ended September 29, 2012.  Gross profit decreased by $0.2 million, or 0.6%, to $35.7 million for the nine months ended September 28, 2013, as compared with $35.9 million for the nine months ended September 29, 2012.   The following presents the components of cost of sales as a percentage of net sales and the changes from period to period:

Material — Material cost as a percentage of net sales decreased by 1.4% and 2.3% for the three and nine months ended September 28, 2013, as compared with the corresponding periods in 2012.  The decrease in the material percentage was due to favorable product mix, strategic purchasing of certain materials, and our focus on accepting good margin business. Although raw material commodity prices are stable, the potential for future raw material cost fluctuations remains an ongoing area of concern. The Company closely monitors major commodities to identify raw material cost escalations and attempts to pass through cost increases as markets will allow by having material adjustment clauses in most key customer contracts.

Direct Labor — Direct labor as a percentage of net sales decreased by 0.3% and 0.9% for the three and nine months ended September 28, 2013, as compared with the corresponding periods in 2012. The decrease in the direct labor percentage resulted from recent plant redesigns, process improvements and enhanced manufacturing efficiencies at certain locations.  However, in the quarter, the truck division experienced incremental training costs associated with the startup of the second half fleet business.

Overhead — Manufacturing overhead as a percentage of net sales increased by 1.5% and 1.9% for the three and nine months ended September 28, 2013, as compared with the corresponding periods in 2012.  The increase was primarily due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.

Delivery — Delivery costs as a percentage of net sales increased by 0.4% and remained flat for the three and nine months ended September 28, 2013, respectively, as compared with the corresponding periods in 2012.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $0.8 million, or 10.5% as a percentage of net sales, to $8.4 million for the three months ended September 28, 2013, as compared with $7.6 million for the three months ended September 29, 2012.  Selling and G&A expenses increased by $1.3 million, or 5.4% as a percentage of net sales, to $25.5 million for the nine months ended September 28, 2013, as compared with $24.2 million for the nine months ended September 29, 2012. The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period as a percentage of net sales:

	Three Months Ended						Nine Months Ended
($000’s omitted)	Sep 28, 2013		Sep 29, 2012		Change		Sep 28, 2013		Sep 29, 2012		Change
Selling expenses	$2,927	4.3%	$2,493	3.5%	$434	0.8%	$9,176	4.4%	$7,690	3.4%	$1,486	1.0%
G&A expenses	5,428	8.1	5,077	7.1	352	1.0	16,332	7.8	16,541	7.2	(209)	0.6
Total	$8,355	12.4%	$7,570	10.6%	$786	1.8%	$25,508	12.2%	$24,231	10.6%	$1,277	1.6%

Selling expenses — Selling expenses increased $0.4 million and $1.5 million for the three and nine months ended September 28, 2013, as compared to the corresponding periods in 2012.  As a percentage of net sales, selling expenses increased 0.8% and 1.0% for the three and nine months ended September 28, 2013, as compared with the corresponding periods in 2012. The increases were the result of a change in the sales commission structure which better correlates to the profit contribution levels and lower marketing program incentives received in 2013 from chassis suppliers.

G&A expenses — G&A expenses increased $0.4 million for the three months ended September 28, 2013, and decreased $0.2 million for the nine months ended September 28, 2013, as compared to the corresponding periods in 2012.  As a percentage of net sales, G&A expenses increased 1.0% and 0.6% for the three and nine months ended September 28, 2013, as compared with the corresponding periods in 2012.  The increase of $0.4 million for the three months ended September 28, 2013 reflects higher costs associated with the implementation of a new inventory management system and strategic headcount additions. The decrease of $0.2 million for the nine months ended September 28, 2013, was primarily due to lower legal fees.

Legal settlement and related costs

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  King County sought to revoke its acceptance of a fleet of thirty-five buses, which had been manufactured by the Company and sold to King County, and alleged breach of contract and breach of implied warranties.  As of February 28, 2013, King County claimed its damages were $10.6 million and subsequently moved to add a consumer protection act claim which would have permitted an award of attorney’s fees, if successful.  On June 14, 2013, the Company and King County entered into a Settlement and Release Agreement under the terms of which the lawsuit would be dismissed and mutual releases granted in exchange for payment of the sum of $4.7 million to King County within ninety days of the date of the agreement and the return of thirty-five buses to the Company.  Through separate agreements, the Company settled third-party claims against certain third-party subcontractors who have contributed to the Company $520,000 of the settlement funds, with the Company responsible for the balance which was paid on September 9, 2013.  The Company assigned an estimated $1.1 million to the returned product. Including the legal settlement and related costs, the Company recorded a pre-tax charge of $3.6 million for the first nine months of 2013.

Other income

Other income was $0.1 million and $0.8 million for the three and nine months ended September 28, 2013, compared with $0.2 million and $0.8 million for the three and nine months ended September 29, 2012. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was $0.3 million and $0.5 million for the three and nine months ended September 28, 2013, compared with $0.1 million and $0.7 million for the three and nine months ended September 29, 2012. The increase of $0.2 million for the quarter was the result of Original Equipment Manufacturer (“OEM”) chassis interest support funds for a fleet run in 2012 which was not repeated in 2013 and lower per-unit OEM chassis interest support funds which decreases interest expense.  During the first nine months of 2013, net interest expense was down 26% with bank interest expense declining 39% from year-to-date 2012.  The decline in bank interest expense resulted from a combination of lower average bank borrowings and an improved pricing structure from a new credit agreement. The effective interest rate on bank borrowings was 2.53% at quarter end, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the three and nine months ended September 28, 2013, the Company recorded income tax expense of $0.6 million and $2.1 million, respectively, at an effective tax rate of 27.2% and 30.8%, respectively,  which differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences.  For the three and nine months ended September 29, 2012, the Company recorded an income tax expense of $0.1 million and an income tax benefit of $0.2 million, respectively, resulting from the reversal of a deferred tax valuation allowance due to the improved profitability.

Net income

Net income for the three months ended September 28, 2013 was $1.5 million, or $0.09 per diluted share, compared with net income of $3.6 million, or $0.22 per diluted share for the comparable period last year.  Net income for the first nine months ended September 28, 2013 was $4.8 million, or $0.29 per diluted share, compared with $11.4 million, or $0.71 per diluted share, last year.

Basic and diluted income per share

The following table presents a reconciliation of net income and net income per share to adjusted net income and adjusted net income per share. These non-GAAP financial measurements relate to an adjustment due to the costs of a legal settlement, which management believes should be adjusted because it was an unusual item, and to show the effect of current tax rates as the prior year tax rates were reduced by the reversal of a deferred tax valuation allowance related to previously unrecognized net operating loss carryforwards that were utilized. Management believes that these non-GAAP financial measures are helpful to show a more accurate comparison of the Company’s operating performance year over year.

	Three Months Ended		Nine Months Ended
	Sep 28,	Sep 29,	Sep 28,	Sep 29,
	2013	2012	2013	2012

Net income	$1,531,437	$3,570,491	$4,760,374	$11,449,408
Legal settlement and related costs, net of tax	—	227,392 *	2,492,730	315,327 *
Adjusted income tax expense**	—	(1,008,858)	—	(3,657,018)
Adjusted net income	$1,531,437	$2,789,025	$7,253,104	$8,107,717

Per-share Data

Net Income:
Basic	$0.09	$0.22	$0.30	$0.72
Diluted	0.09	0.22	0.29	0.71
Legal settlement and related costs, net of tax:
Basic	—	0.01	0.15	0.02
Diluted	—	0.01	0.15	0.02
Adjusted income tax expense:**
Basic	—	(0.06)	—	(0.23)
Diluted	—	(0.06)	—	(0.23)
Adjusted net income:
Basic	$0.09	$0.17	$0.45	$0.51
Diluted	0.09	0.17	0.44	0.50

* Represents pro forma tax effected legal costs.

** 2012 pro forma income tax expense adjusted to 2013’s normalized rates of 30.8%.

Shares used in the computation of income per share:
(Adjusted for 5% stock dividend paid on June 3, 2013)
Basic	16,160,518	15,966,506	16,087,864	15,945,830
Diluted	16,546,113	16,243,852	16,425,542	16,209,108

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, meet debt service obligations, and fund capital expenditures.

Operating activities

Cash flows from operating activities represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash provided by operating activities totaled $2.3 million for the nine months ended September 28, 2013, as compared with $7.9 million for the nine months ended September 29, 2012.  Net cash provided by operating activities was impacted by a $4.7 million increase in inventories and a $4.4 million increase in accounts receivable, both reflecting increased business activity at the end of September 2013 as compared to the end of December 2012. These were partially offset by a $3.1 million increase in trade accounts payable related primarily to the increase in inventories necessary to support the $17.7 million increase in sales order backlog at September 28, 2013 as compared to the end of December 2012.  Additionally, net cash from operating activities was adversely impacted by a net cash payment of $4.2 million for the legal settlement.

Investing activities

Net cash used in investing activities was $3.8 million for the nine months ended September 28, 2013 as compared with $1.0 million for the nine months ended September 29, 2012. During the first nine months of 2013, the Company’s capital expenditures totaled $5.0 million and consisted primarily of investments in facilities and equipment. Additionally, during the first quarter of 2013 net cash of $1.2 million was received as a result of the sale of an excess capacity facility in Goshen, Indiana, which was previously included in assets held for sale.

Financing activities

Net cash provided by financing activities was $1.4 million for the first nine months of 2013. During September 2013 the Company utilized its revolving line of credit to finance the legal settlement resulting in a net cash payment of $4.2 million. The legal settlement liability was included in other accrued liabilities at June 29, 2013. Net cash used in financing activities of $3.6 million for the nine months ended September 29, 2012, resulting primarily from payments against the Company’s revolving line of credit and other long-term debt.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank (the “Lender”). Under the terms of the Credit Agreement, Lender agrees to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $25.4 million at September 28, 2013 and was in compliance with all provisions of its credit agreement.

Summary of Liquidity and Capital Resources

The Company’s primary capital needs are for working capital demands, to meet its debt service obligations, and to fund capital expenditure requirements.  Cash generated from operations, and borrowings available under our credit agreement, are expected to be sufficient to finance the known and foreseeable liquidity and capital needs of the Company for at least the next 12 months based on our current cash flow budgets and forecasts of our liquidity needs.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Except as set forth below, there has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 29, 2012.  In the normal course of business, the Company is exposed to fluctuations in interest rates that can impact the cost of investing, financing, and operating activities.  The Company’s primary risk exposure results from changes in short-term interest rates.  In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions.  The Company’s Credit Agreement is floating rate debt and bears interest at the bank’s prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company’s leverage ratio.  On August 9, 2013, the Company entered into an interest rate swap agreement for a portion of its term loan with a notional amount of $5.0 million (See Note 5 - Long-Term Debt).  The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss.  The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 28, 2013.

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

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

The Company is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company.  The Company establishes accruals for matters that are probable and reasonably estimable.  See “Note 8 — Commitments and Contingencies” for a description of certain developments with respect to legal proceedings that occurred during the third quarter of 2013.

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

Exhibit 3.4	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.
Exhibit 10.1*	2013 Supreme Cash and Equity Bonus Plan dated August 7, 2013.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, filed on November 5, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: November 5, 2013		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: November 5, 2013		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

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

Exhibit 3.4	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.
Exhibit 10.1*	2013 Supreme Cash and Equity Bonus Plan dated August 7, 2013.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, filed on November 5, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.