Form 10-K
period 2013-12-28
SUPREME INDUSTRIES INC
filed 2014-02-27
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the last closing sale price of $5.00 per share for the common stock on the NYSE MKT on such date, was approximately $63,396,873.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 25, 2014

Class A Common Stock ($.10 Par Value) Class B Common Stock ($.10 Par Value)	14,537,255 shares 1,771,949 shares

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders — Part III

ii

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

General Description of the Company’s Business

The Company has two operating segments — specialized vehicles and fiberglass products.  The fiberglass products segment does not meet the quantitative thresholds for separate disclosure.  See segment information in Note 1 - Nature of Operations and Accounting Policies of the Notes to Consolidated Financial Statements (Item 8).

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

Supreme offers a wide range of truck products with prices that range from $4,000 to more than $100,000.  Supreme’s truck bodies are offered in aluminum, fiberglass reinforced plywood (“FRP”), FiberPanel, or SignaturePlate. Most of our products are attached to light-duty truck chassis and medium-duty chassis.  Supreme integrates a wide range of options into its truck bodies including liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment. Supreme is primarily a build-to-order operation with very limited production occurring in anticipation of pending orders.

The following table shows net sales contributed by each of the Company’s product categories:

	2013	2012	2011
Specialized vehicles:
Trucks	$225,778,360	$211,971,626	$218,927,753
Buses	42,395,350	55,025,147	60,640,186
Specialty vehicles	11,929,635	16,180,244	18,505,470
	280,103,345	283,177,017	298,073,409
Fiberglass products	2,169,954	2,963,095	2,287,280
	$282,273,299	$286,140,112	$300,360,689

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

Kold King®, Iner-City®, Spartan, and Fuel Shark are trade names used by Supreme in its marketing of truck bodies and buses.  Kold King® and Iner-City® are trademarks registered in the U.S. Patent and Trademark Office.

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

Supreme’s dealer/distributor network consists of more than 1,000 commercial dealers, a limited number of truck equipment distributors, and approximately 25 bus distributors.  Management believes that this large network, coupled with Supreme’s geographically-dispersed plant and distribution sites, gives Supreme a marketing advantage over its competitors.  Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

Approximately 80 employees are engaged in direct sales.  Supreme engages in direct marketing to target markets and participates in industry and vocational trade shows.

Trademarks

The Company owns and maintains trademarks that are used in marketing specialized products manufactured by Supreme.  Management believes that these trademarks have significant customer goodwill.  For this reason, management anticipates renewing each trademark discussed above for an additional ten-year period prior to such trademark’s expiration.

Working Capital

The Company utilizes its revolving line of credit to finance its accounts receivable and inventories.  The Company believes that its days sales outstanding and its days inventories on hand are within normal industry levels.  The Company had working capital of $37.6 million and $38.6 million at December 28, 2013, and December 29, 2012, respectively.

Major Customers

No single customer or group of customers, accounted for 10% or greater of the Company’s consolidated net sales for the fiscal years ended in 2013 and 2012.  During 2011, one of our customers (Penske) accounted for approximately 20% of consolidated net sales.  The Company’s export sales are minimal.

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

Employees

As of December 28, 2013 and December 29, 2012, the Company employed approximately 1,700 and 1,500 employees, respectively, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be favorable.

Backlog

The Company’s backlog of firm orders was $84.7 million at December 28, 2013 compared to $67.9 million at December 29, 2012, all of which was reasonably expected to be filled within the applicable year.

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

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve month period ended December 28, 2013 were $7.12 and $3.10, respectively.  Our Class A

Common Stock is listed on the NYSE MKT exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve month period ended December 28, 2013, our daily trading volume has been as low as 900 shares.  It may be difficult for you to buy or sell shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

As of February 25, 2014, our officers and directors as a group beneficially owned 23.7% of our Class A Common Stock and 90.7% of our Class B Common Stock.  As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring stockholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company which may adversely affect our stock price.

Our outstanding Common Stock is split into two classes.  The Class A Common Stock is listed on the NYSE MKT exchange, and the holders thereof are entitled to elect two members of the Company’s Board of Directors.  The majority (90.7%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining six members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for Class A stockholders to receive any related take-over premium (unless the controlling group approves the sale).

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

(See other risk factors listed in Item 7 under the caption: “Forward-Looking Statements”).

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Company.

	Square	Owned or
	Footage	Leased	Operating Segment
Manufacturing of Products
Goshen, Indiana	521,816	Owned	Specialized Vehicles
Jonestown, Pennsylvania	424,416	Owned	Specialized Vehicles
Griffin, Georgia	191,779	Owned	Specialized Vehicles
Cleburne, Texas	177,035	Owned	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
Moreno Valley, California	13,758	Leased	Specialized Vehicles
	1,432,004

Manufacturing of Component Parts
Ligonier, Indiana	52,142	Owned	Fiberglass Products
	52,142

Distribution
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Colorado Springs, Colorado	950	Leased	Specialized Vehicles
	20,950

Properties Held for Sale
Wilson, North Carolina	113,694	Owned	Not Applicable
White Pigeon, Michigan	74,802	Owned	Not Applicable
St. Louis, Missouri	4,800	Owned	Not Applicable
Goshen, Indiana (land)	—	Owned	Not Applicable
	193,296

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable

Total square footage	1,724,392

In an effort to manage its capacity utilization and control its assets, the Company had previously ceased operations at a number of facilities during and prior to 2011. The North Carolina and Michigan properties were classified as property, plant, and equipment as of December 28, 2013. The North Carolina property is being aggressively marketed for sale and the Michigan property is being leased to an unrelated business. The Missouri and Indiana properties were classified as assets held for sale as of December 28, 2013 and are being aggressively marketed for sale. The facilities owned or leased by the Company are well maintained, in good condition, and adequate for their intended purposes.

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

PART II

ITEM 5.                                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the NYSE MKT exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of February 25, 2014 was approximately 233.  Due to the number of shares held in nominee or street name, it is likely that there are substantially more than 233 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $6.64 per share on the NYSE MKT exchange on February 25, 2014 on which date there were 14,537,255 shares of Class A Common Stock outstanding.  High and low sales prices of the Class A Common Stock for the two-year periods ended December 28, 2013 and December 29, 2012 were:

	2013		2012
	High	Low	High	Low
1st Quarter	$4.86	$3.10	$3.25	$2.42
2nd Quarter	5.26	4.25	4.57	3.01
3rd Quarter	6.59	4.76	4.66	3.65
4th Quarter	7.12	5.47	4.00	3.22

All of the 1,771,949 outstanding shares of the Company’s Class B Common Stock were held by a total of 13 persons as of February 25, 2014.  There is no established trading market for the Class B Common Stock.  The Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B Common Stock is deemed to be beneficial ownership of the Class A Common Stock under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

Pursuant to the terms of the Class B Common Stock, on August 9, 2013, Elizabeth R. Gardner converted 30,834 shares of Class B Common Stock into 30,834 shares of Class A Common Stock. The shares of Class A Common Stock were issued pursuant to Rule 3(a)(9) of the Securities Act of 1933, as amended.

On May 8, 2013, the Company’s Board of Directors declared a five percent (5%) stock dividend on its outstanding Class A and Class B Common Stock. Stockholders of record on May 20, 2013 received a stock dividend for each share owned on that date, paid on June 3, 2013. The Company did not declare or pay any cash dividends during the years ended December 28, 2013 or December 29, 2012 and did not pay any stock dividends during the year ended December 29, 2012. Future dividend payments will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant and equipment expenditures, and other corporate purposes.

ITEM 6.                                              SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto.

All per share data has been adjusted to reflect the five percent (5%) common stock dividend declared and paid during 2013.

	For Fiscal Years Ended
	2013	2012	2011	2010	2009
Consolidated Statement of Continuing Operations Data:
(in millions, except per share amounts)

Net sales	$282.3	$286.1	$300.4	$221.2	$183.9

Income (loss) from continuing operations	6.4	11.8	1.7	(8.8)	(6.0)

Income (loss) from continuing operations per share:
Basic earnings (loss) per share	0.40	0.74	0.11	(0.59)	(0.41)
Diluted earnings (loss) per share	0.39	0.73	0.11	(0.59)	(0.41)

Consolidated Balance Sheet Data:
(in millions)

Working capital (a)	$37.6	$38.6	$35.4	$19.1	$22.4

Total assets	113.5	105.1	104.7	101.1	109.2

Total debt	9.7	14.1	15.9	26.6	27.3

Stockholders’ equity	74.1	67.2	54.9	51.5	62.3

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

Supreme’s dealer/distributor network consists of more than 1,000 commercial dealers, a limited number of truck equipment distributors, and approximately 25 bus distributors.  The Company’s manufacturing and service facilities are located in seven states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand recognition, extensive product offerings, bailment chassis arrangements, and product innovation competitively positions Supreme with a strategic footprint in the markets it serves.

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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto (see Note 1 “Nature of Operations and Accounting Policies”) located in Item 8 of this document, and pertain to continuing operations unless otherwise noted. All earnings per share and share figures have been adjusted for the 5% stock dividend distributed in the second quarter of 2013.

Overview

Consolidated net sales for the twelve-month period ended December 28, 2013 decreased 1.4%, to $282.3 million, from $286.1 million last year, due to lower bus and specialty vehicle sales offset by increased truck body volume. For the twelve months ended December 28, 2013, gross profit increased to $46.8 million, from last year’s $43.5 million. Gross margin, as a percentage of sales, increased to 16.6%, compared with 15.2% in 2012, despite margin pressure in the bus product line. The margin growth reflects improved product mix, pricing disciplines and margin-expansion initiatives including process improvements, manufacturing efficiencies and strategic purchasing.

Selling, general and administrative expenses increased year over year as a percent of sales to 12.1% from 11.1%, mainly due to higher commissions on more profitable sales and other employee costs, such as healthcare, wage increases and selective headcount additions.

Income tax expense of $2.9 million was recorded in the year ended December 28, 2013 due to the Company’s return to normalized tax rates. In 2012, the Company recorded an income tax benefit of $0.3 million that included the reversal of a deferred tax valuation allowance due to the Company’s improved profitability.

Reported net income for the twelve months ended December 28, 2013 was $6.4 million, or $0.39 per diluted share, compared with $11.8 million, or $0.73 per diluted share in 2012.

On December 31, 2013, the Company announced its intention to divest its shuttle bus business. The progressively competitive environment in the bus industry has led to intensified price cutting, making it more difficult to sustain profitability. Shuttle bus products represented less than 13% of the Company’s consolidated 2013 sales, but have had a material adverse effect on reported financial results. Although the Company made this announcement on December 31, 2013, the technical requirements for discontinued operations accounting were not met with the result that the Company did not present the shuttle bus business as discontinued operations for all years presented.

In the second quarter of 2013, the bus division settled its King County, Washington, lawsuit which resulted in a year-to-date pre-tax charge of $3.6 million including related legal costs.  The legal settlement and related costs for the year totaled $4.7 million, partially offset by $1.1 million of estimated value assigned to the returned product.  See “Basic and diluted income per share” for a more detailed explanation regarding the reconciliation of net income and net income per share to adjusted net income and adjusted net income per share.

On a pro forma basis, adjusting for the impact of the shuttle bus business (including costs associated with the King County lawsuit) and normalizing the 2012 income tax expense, diluted earnings per share for 2013 improved to $0.68 per share compared to $0.53 for 2012.

The decision to divest the shuttle bus business is expected to help us improve stockholder value by reallocating resources where they are expected to earn a higher return. Supreme’s core business of manufacturing and selling customized truck bodies has recently undergone successful facilities and manufacturing process upgrades, resulting in better operating efficiencies and expanding margins for these products.

Because of improved truck demand, sales backlog at the end of 2013 increased 24.7% to $84.7 million, compared with $67.9 million at the end of 2012.

Working capital was $37.6 million at December 28, 2013, compared to $38.6 million at the end of 2012. During 2013, Supreme invested $6.2 million in facilities and equipment to enhance manufacturing efficiencies. Total debt declined more than 30% to $9.7 million at year end, compared with $14.1 million last year. Stockholders’ equity increased 10.3% to $74.1 million at December 28, 2013, compared with $67.2 million at December 29, 2012. Book value per-share grew to $4.59 at year end versus $4.20 at the end of 2012. Net cash provided by operating activities in 2013 was $13.5 million, compared with $12.4 million in 2012.

The pending divestiture of the shuttle bus business represents a continued transition towards an organizational focus on profitable growth.  As we enter 2014, we are encouraged by the opportunities we see in the work truck and specialty vehicle product lines, where customers value high-quality products and dependable delivery performance.  Supreme will celebrate its 40th anniversary during 2014, which is a direct result of our dedicated employees and loyal customers.

Comparison of 2013 with 2012

Net sales

Net sales for the year ended December 28, 2013 decreased $3.8 million, or 1.4%, to $282.3 million as compared with $286.1 million for the year ended December 29, 2012. The following table presents the components of net sales and the changes from 2012 to 2013:

($000’s omitted)	2013	2012	Change
Specialized vehicles:
Trucks	$225,778	$211,972	$13,806	6.5%
Buses	42,395	55,025	(12,630)	(23.0)
Specialty vehicles	11,930	16,180	(4,250)	(26.3)
	280,103	283,177	(3,074)	(1.1)
Fiberglass products	2,170	2,963	(793)	(26.8)
	$282,273	$286,140	$(3,867)	(1.4)%

Truck division sales increased by $13.8 million, or 6.5%, for the 2013 year primarily due to improved retail demand and additional fleet orders in certain product categories.  As we move into 2014, we are encouraged by the increased truck backlog and by our improved flexibility in our manufacturing processes resulting in efficiency improvements, higher-quality products, and improved on-time delivery.

Bus division sales decreased $12.6 million, or 23.0%, as the bus market continued to feel the effects of tightened municipal and state budgets that caused intense competition leading to increased discounting and reduced margins.

Specialty vehicle division sales for 2013 decreased $4.3 million, or 26.3%, compared with 2012.  The decrease was the result of minimal sales of specialty vehicles and continued weakness in U.S. Department of State business.  To improve our overall consolidated performance, we are reworking our product flow of complex, high option content products, utilizing production processes designed for lower volume customer trucks.  A portion of these units will be produced at the specialty vehicle division as the process is designed for lower volume customized products.  Using existing products and capabilities as a foundation, we continue to look for opportunities to expand product offerings and our customer base for these specialty products.

The Fiberglass division sells fiberglass reinforced plywood to Supreme for use in the production of certain of its truck bodies and to third parties.  The decrease of $0.8 million, or 26.8%, was due to lower sales to third parties in 2013.

Cost of sales and gross profit

Gross profit increased by $3.3 million, or 7.5%, to $46.8 million for the year ended December 28, 2013 as compared with $43.5 million for the year ended December 29, 2012.  The following presents the components of cost of sales and the changes from 2012 to 2013:

Material — Material cost as a percentage of net sales decreased by 1.8% for the year ended December 28, 2013 as compared with 2012.  The decrease in the material percentage was due in part to favorable product mix, strategic purchasing of certain materials, and our focus on pricing disciplines in our sales efforts.  The Company closely monitors major commodities to identify raw material cost escalations and attempts to pass through cost increases as markets will allow by having material adjustment clauses in most key customer contracts.

Direct Labor — Direct labor as a percentage of net sales decreased by 0.7% for the year ended December 28, 2013 as compared with 2012 due to improved efficiencies achieved at certain locations resulting from the use of real time metrics on labor utilization and manufacturing redesign initiatives for more efficient production flow.

Overhead — Manufacturing overhead as a percentage of net sales increased by 1.2% for the year ended December 28, 2013 as compared with 2012 due partially to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes. Additionally, for the year ended December 28, 2013, the dollars spent on overhead increased approximately $3.0 million when compared with 2012 with increases in costs associated with improvements to the physical inventory process and accuracy of our inventory accounting systems and increased group health costs.

Delivery — Delivery as a percentage of net sales decreased by 0.1% for the year ended December 28, 2013 as compared with 2012.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $2.6 million, or 8%, to $34.2 million for the year ended December 28, 2013 as compared with $31.6 million for the year ended December 29, 2012. The following table presents selling and G&A expenses as a percentage of net sales and the changes from 2012 to 2013:

($000’s omitted)	2013		2012		Change
Selling expenses	$11,957	4.2%	$10,499	3.6%	$1,458	0.6%
G&A expenses	22,210	7.9	21,103	7.4	1,107	0.5
Total	$34,167	12.1%	$31,602	11.0%	$2,565	1.1%

Selling expenses — Selling expenses for 2013 increased $1.5 million as compared with 2012.  As a percentage of net sales, selling expenses increased 0.6% for the year ended December 28, 2013 as compared with 2012.  The increase was the result of an increase in sales commissions on more profitable sales and lower marketing program incentives received in 2013 from chassis suppliers.

G&A expenses — G&A expenses for 2013 increased $1.1 million as compared with 2012.  As a percentage of net sales, G&A expenses increased 0.5% for the year ended December 28, 2013 as compared with 2012.  The increase was the result of higher costs associated with the implementation of a new inventory management system and strategic headcount additions.

Legal settlement and related costs

In October of 2011, the Company was named a defendant in a personal injury suit (Paul Gendrolis and Katherine Gendrolis v. Saxon Fleet Sales, Kolstad Company, and Supreme Industries, Inc.) which was filed in the United States District Court, District of Massachusetts.  The complaint sought $10 million in damages based on allegations that a truck body manufactured by the Company contained an improperly installed plate or lip, which caused Mr. Gendrolis to trip and become injured.  Claims alleged against the Company included negligence, breach of warranty, breach of consumer protection laws, and loss of consortium. In September 2013, the parties mediated and reached a settlement to this litigation. The Company’s contribution to the settlement was the remainder of its self-insurance deductible in the amount of $0.1 million.  The remainder of the settlement above was paid by insurance.

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  King County sought to revoke its acceptance of a fleet of 35 buses, which had been manufactured by the Company and sold to King County, and alleged breach of contract and breach of implied warranties.  As of February 28, 2013, King County claimed its damages were $10.6 million and subsequently moved to add a consumer protection act claim which would have permitted an award of attorney’s fees, if successful.  On June 14, 2013, the Company and King County entered into a Settlement and Release Agreement under the terms of which the lawsuit would be dismissed and mutual releases granted in exchange for payment of the sum of $4.7 million to King County within 90 days of the date of the agreement and the return of 35 buses to the Company.  Through separate agreements, the Company settled third-party claims against certain third-party subcontractors who have contributed to the Company $520,000 of the settlement funds, with the Company responsible for the balance which was paid on September 9, 2013.  The Company assigned an estimated $1.1 million to the returned product. Including the legal settlement and related costs, the Company recorded a pre-tax charge of $3.6 million in 2013.

Other income

For the year ended December 28, 2013, other income was $0.9 million, or 0.3% of net sales, as compared with other income of $1.2 million, or 0.4% of net sales, for the year ended December 29, 2012. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first quarters of 2013 and 2012, the Company realized a gain of $0.4 million and $0.3 million, respectively, on the sale of real estate.

Interest expense

Interest expense was $0.6 million, or 0.2% of net sales, for the year ended December 28, 2013, compared with $1.0 million, or 0.3% of net sales, for the year ended December 29, 2012. The decline in interest expense resulted from a combination of lower average bank borrowings and the termination of a capital lease obligation through the exercise of a purchase option eliminating the interest expense associated with the lease payments.  The effective interest rate on bank borrowings was 2.47% at 2013 year end, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the year ended December 28, 2013, the Company recorded income tax expense of $2.9 million at an effective tax rate of 30.8% which differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences.  For the year ended December 29, 2012, the Company recorded an income tax benefit of $0.3 million for an effective tax rate of -2.7% resulting primarily from the reversal of a deferred tax valuation allowance due to the Company’s improved profitability. During 2012, the Company generated taxable income sufficient to realize the benefit of all its federal net operating loss carryforwards and a portion of its state net operating loss carryforwards.

Net income

Net income for year ended December 28, 2013 was $6.4 million, or $0.39 per diluted share, compared with net income of $11.8 million, or $0.73 per diluted share for the comparable period last year.  On a pro forma basis, adjusting for the impact of the shuttle bus business (including costs associated with the King County lawsuit) and normalizing the 2012 income tax expense, the earnings for 2013 result in $0.68 per diluted share compared with $0.53 per diluted share for 2012.

Basic and diluted income per share

The following table presents a reconciliation of net income and net income per share to adjusted net income and adjusted net income per share. These non-GAAP financial measurements relate to adjustments for shuttle bus operation losses, costs of a legal settlement, which management believes should be adjusted because it was an unusual item, and to show the effect of current tax rates as the prior year tax rates were reduced by the reversal of a deferred tax valuation allowance related to previously unrecognized net operating loss carryforwards that were utilized. Management believes that these non-GAAP financial measures are helpful to show a more accurate comparison of the Company’s operating performance year over year.

	December 28,	December 29,
	2013	2012

Net Income, as reported	$6,425,876	$11,832,985

Normalized taxes (2012 adjusted to 2013 effective tax rate, net of tax benefit reported in 2012)	—	3,859,211

Tax adjusted net income before shuttle bus operations	6,425,876	7,973,774

Shuttle bus operations (including legal costs):
Reported legal settlement and related costs	3,600,161	616,744
Shuttle bus loss from operations, net of legal above	4,236,270	334,587
Total shuttle bus operations	7,836,431	951,331
Tax effect (shuttle bus rates-39.1% for 2013, 39.4% for 2012 periods)	3,064,045	374,824
Total adjustment, net of tax	4,772,386	576,507

Adjusted net income	$11,198,262	$8,550,281

Per Share Data:

Net Income (as reported, not calculated on this schedule)
Basic	$0.40	$0.74
Diluted	0.39	0.73
Adjusted income tax expense
Basic	—	(0.24)
Diluted	—	(0.24)
Shuttle bus operations
Basic	0.30	0.04
Diluted	0.29	0.04
Adjusted net income
Basic	$0.70	$0.54
Diluted	0.68	0.53

Shares used for per share calculations:
(Adjusted for 5% stock dividend paid on June 3, 2013)
Basic	16,113,136	15,954,564
Diluted	16,487,804	16,212,508

Comparison of 2012 with 2011

Net Sales

Net sales for the year ended December 29, 2012 decreased $14.2 million, or 4.7%, to $286.1 million as compared with $300.4 million for the year ended December 31, 2011. The following table presents the components of net sales and the changes from 2011 to 2012:

($000’s omitted)	2012	2011	Change
Specialized vehicles:
Trucks	$211,972	$218,928	$(6,956)	(3.2)%
Buses	55,025	60,640	(5,615)	(9.3)
Specialty vehicles	16,180	18,506	(2,326)	(12.6)
	283,177	298,074	(14,897)	(5.0)
Fiberglass products	2,963	2,287	676	29.6
	$286,140	$300,361	$(14,221)	(4.7)%

Truck division sales decreased by $7.0 million, or 3.2%, for the year due primarily to fewer orders from certain large national fleet customers and our decision to decline sales that do not meet our target margins.

Bus division sales decreased $5.6 million, or 9.3%, as the core market continued to feel the effects of tightened municipal and state budgets that caused intense competition which led to increased discounting and reduced margins.

Armored division sales decreased $2.3 million, or 12.6%, as a result of lower government procurements which included our business with the U.S. Department of State to produce armored SUVs for embassies abroad.

The Fiberglass division sells fiberglass reinforced plywood to Supreme for use in the production of certain of its truck bodies and to third parties.  The 2012 increase of $0.7 million, or 29.6%, was due to higher sales to third parties in 2012.

Cost of sales and gross profit

Gross profit increased by $11.0 million, or 34%, to $43.5 million for the year ended December 29, 2012 as compared with $32.5 million for the year ended December 31, 2011.  The following presents the components of cost of sales and the changes from 2011 to 2012:

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

Overhead — Manufacturing overhead as a percentage of net sales increased by 0.5% for the year ended December 29, 2012 as compared with 2011 due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes. For the year ended December 29, 2012, the dollars spent on overhead decreased approximately $0.5 million when compared with 2011 due to reductions in warranty, workers compensation claims, and group health claims.

Delivery — Delivery as a percentage of net sales decreased by 0.2% for the year ended December 29, 2012 as compared with 2011.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $3.9 million, or 14%, to $31.6 million for the year ended December 29, 2012 as compared with $27.7 million for the year ended December 31, 2011. The following table presents selling and G&A expenses as a percentage of net sales and the changes from 2011 to 2012:

($000’s omitted)	2012		2011		Change
Selling expenses	$10,499	3.6%	$9,484	3.2%	$1,015	0.4%
G&A expenses	21,103	7.4	18,170	6.0	2,933	1.4
Total	$31,602	11.0%	$27,654	9.2%	$3,948	1.8%

Selling expenses — Selling expenses increased $1.0 million from 2011 to 2012.  As a percentage of net sales, selling expenses increased 0.4% for the year ended December 29, 2012 as compared with 2011 which was primarily attributable to a change in the sales commission structure which was more closely aligned with profit contribution versus gross sales volume.

G&A expenses — G&A expenses increased $2.9 million from 2011 to 2012.  As a percentage of net sales, G&A expenses increased 1.4% for the year ended December 29, 2012 as compared with 2011.  The increase was the result of several factors including strategic additions to the senior management team, profit-based incentive compensation plans, and severance expenses related to exiting management personnel in early 2012 as well as expenses associated with the implementation of a perpetual inventory management system.

Legal settlement and related costs

On January 21, 2009, The Armored Group (“TAG”) filed a complaint against the Company alleging breach of oral contract, unjust enrichment, and other claims.  Due to the inherent nature of litigation, and the uncertainty surrounding the ultimate outcome of this case, on May 25, 2011, the Company and TAG signed a Civil Settlement Agreement under the terms of which this lawsuit was dismissed, and the Company agreed to pay $3.3 million including $1.1 million in cash and $2.2 million in stock. The legal settlement and related costs amounted to $2.2 million for the year ended December 31, 2011.  There were no associated costs for the year ended December 29, 2012.  Legal costs of $0.6 million for the year ended December 29, 2012 were related to the King County claim previously discussed.

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

Income taxes

At December 31, 2011, the Company maintained a valuation allowance against its net deferred tax assets of $4.6 million due to uncertainty of the utilization of such assets. At December 31, 2011, the Company had net operating loss carryforwards totaling $6.5 million for federal tax purposes and approximately $22 million for state tax purposes. Additionally, the Company had research and experiment credits totaling $0.3 million for federal tax purposes and $0.5 million for state tax purposes.  During 2012, the Company generated taxable income sufficient to realize the benefit of all its federal net operating loss carryforwards and a portion of its state net operating loss carryforwards. Given the income generated in 2012, the valuation allowances were reversed which resulted in a nominal effective tax rate. The Company’s effective tax rate for the year ending December 29, 2012 was -2.7%, substantially lower than statutory rates.  For the year ended December 31, 2011, the income tax benefit of $0.4 million resulted primarily from expiring state statutes related to uncertain tax positions.

Income (loss) from continuing operations

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

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from 2011 to 2012:

	2012	2011	Change
Basic income (loss) per share:
Income from continuing operations	$0.74	$0.11	$0.63
Loss from discontinued operations	—	(0.06)	0.06
Net income per basic share	$0.74	$0.05	$0.69

Diluted income (loss) per share:
Income from continuing operations	$0.73	$0.11	$0.62
Loss from discontinued operations	—	(0.06)	0.06
Net income per diluted share	$0.73	$0.05	$0.68

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash from operating activities totaled $13.5 million for the year ended December 28, 2013 as compared with $12.4 million for the year ended December 29, 2012.  Changes in operating assets and liabilities were favorably impacted by a $4.0 million increase in trade accounts payable. This was partially offset by a $2.9 million increase in accounts receivable caused by increased sales in December of 2013 as compared to December of 2012. Additionally, net cash from operating activities was adversely impacted by a net cash payment of $4.2 million for a legal settlement.

Net cash from operating activities totaled $12.4 million for the year ended December 29, 2012 as compared with $14.5 million for the year ended December 31, 2011.  Net cash from operating activities was favorably impacted by a $5.8 million decrease in inventories and a $3.2 million decrease in accounts receivable, primarily due to decreased business activity at the end of December of 2012 as compared to the same period in the prior year. This was offset by a $9.5 million decrease in trade accounts payable resulting from a decrease in inventories.

Investing activities

Cash used by investing activities was $5.0 million for the year ended December 28, 2013 as compared with $10.9 million for the year ended December 29, 2012.  During 2013, the Company’s capital expenditures totaled $6.2 million and included facilities and equipment to enhance manufacturing efficiencies.  Investing activities provided cash of $1.3 million in 2013 as a result of net proceeds from the sale of a facility in Goshen, Indiana which was previously included in assets held for sale.

Cash used by investing activities was $10.9 million for the year ended December 29, 2012 as compared with $1.9 million for the year ended December 31, 2011. During 2012, the Company’s capital expenditures totaled $13.2 million including $5.4 million used to exercise purchase options for leased facilities in Indiana and Georgia and $0.7 million used to exercise the purchase option for a leased facility in California which was previously accounted for as a financing (capital lease) transaction. Investing activities provided cash of $4.2 million in 2012 as a result of net proceeds from the sale of facilities in Woodburn, Oregon; Apopka, Florida; Streetsboro, Ohio; and Ligonier, Indiana which were previously included in assets held for sale. Additionally, the Company’s wholly-owned captive insurance subsidiary purchased short-term investments of $2.0 million during 2012.

Financing activities

Financing activities used $4.7 million of cash for the year ended December 28, 2013 as compared with cash used of $1.6 million for the year ended December 29, 2012. Net long-term debt payments consisted of net borrowings from the Company’s revolving line of credit of $4.4 million.

Financing activities used $1.6 million of cash for the year ended December 29, 2012 as compared with cash used of $13.5 million for the year ended December 31, 2011. Net long-term debt payments consisted of net borrowings from the Company’s revolving line of credit of $2.4 million which were offset by the $3.0 million net payoff of a capital lease obligation under a sale and leaseback transaction and the $0.7 million early payoff of obligations under industrial revenue bonds.

Capital Resources

On September 14, 2011, the Company entered into a Credit Agreement (the “2011 Credit Agreement”) with Wells Fargo (the “Lender”).  The 2011 Credit Agreement provided a revolving line of credit of up to $45.0 million, subject to a monthly borrowing base calculation.  The term of this revolving line of credit was for a period ending on September 14, 2015. Interest on outstanding borrowings under the 2011 Credit Agreement was based on the Lender’s prime rate, or LIBOR, depending on the pricing option selected and the Company’s leverage ratio which resulted in an effective rate of 3.04% at December 31, 2011.

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “2012 Credit Agreement”) with the Lender.  A portion of the amounts received under the 2012 Credit Agreement was used to repay in full all of the obligations of the Company and certain of the guarantors owing to the Lender under the 2011 Credit Agreement. Under the terms of the 2012 Credit Agreement, the Lender agreed to provide to the Company a credit facility of up to $45.0 million consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The 2012 Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $31.3 million at December 28, 2013. Interest on outstanding borrowings under the 2012 Credit Agreement is based on the Lender’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the 2012 Credit Agreement) resulting in an effective interest rate of 2.47% at December 28, 2013. Pursuant to the 2012 Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures.  As of December 28, 2013 and December 29, 2012, the Company was in compliance with all three financial covenants.

A portion of the amounts received in conjunction with the 2012 Credit Agreement were used to terminate a lease by exercising an option on December 19, 2012 to purchase certain real estate and improvements located in the State of California. The outstanding principal amount of the obligation as of December 31, 2011 was $3.5 million at an interest rate of 5.5%.

A portion of the amounts received in conjunction with the 2012 Credit Agreement were used to terminate leases by exercising options on December 19, 2012 to purchase certain real estate and improvements located in the States of Indiana and Georgia which a subsidiary of the Company had previously leased under two separate lease agreements.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The Company’s cash management system and revolving credit facility are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as borrowings under the revolving credit facility.  There were no checks outstanding in excess of bank balances and no additional borrowings against the revolving credit facility at December 28, 2013. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and the Lender entered into a $10.0 million term loan. The term loan is secured by real estate and improvements and is payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at the Lender’s prime rate or LIBOR (as defined in the 2012 Credit Agreement), through maturity on December 19, 2017. As of December 28, 2013, the outstanding balance under the term loan facility was $9.7 million.

On August 9, 2013, the Company entered into an interest rate swap agreement for a portion of the term loan with a notional amount of $5.0 million. The interest rate swap agreement provides for a 3.1% fixed interest rate and matures on December 19, 2017. The Company designated this swap agreement as a cash flow hedge on its variable rate debt and records the fair value of the swap agreement as an asset or liability on the balance sheet with changes in fair value recognized in other comprehensive income (loss).

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the 2012 Credit Agreement and aggregated $3.7 million at December 28, 2013.

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

Contractual Obligations

The Company’s fixed, noncancelable obligations as of December 28, 2013 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$9,666,666	$666,668	$1,500,003	$7,499,995	$—
Interest payments on debt (b)	839,511	242,942	444,512	152,057
Operating leases (c)	147,189	107,851	39,338	—	—
Total	$10,653,366	$1,017,461	$1,983,853	$7,652,052	$—

(a)         Amounts are included on the Consolidated Balance Sheets.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         Scheduled interest payments reflect expense related to debt obligations and are calculated based on interest rates in effect at December 28, 2013: fixed rate obligations under an interest rate swap — 3.10%, and LIBOR based obligations — 2.07%.

(c)          See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding property leases.

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

The accuracy of the inventory relief is not fully known until physical inventories are conducted at each of the Company’s locations. We conduct semi-annual physical inventories at a majority of locations and schedule them in a manner that provides coverage in each of our calendar quarters. As of December 28, 2013, the Company reported inventories of $32.5 million, 89% of which was subject to a physical inventory during the fourth quarter. We have invested significant resources in our continuing effort to improve the physical inventory process and accuracy of our inventory accounting system.

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

Forward-Looking Statements

This report contains forward-looking statements, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, restrictions on financing imposed by the Company’s primary lender or major chassis suppliers, limitations on the availability of chassis on which the Company’s product is dependent, availability of raw materials, raw material cost increases, severe interest rate increases, and the successful divestiture of the shuttle bus business.  Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows, and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, the Company is exposed to fluctuations in interest rates that can impact the cost of investing, financing, and operating activities.  The Company’s primary risk exposure results from changes in short-term interest rates.  In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions.  The Company’s Credit Agreement is floating rate debt and bears interest at the bank’s prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company’s leverage ratio.  On August 9, 2013, the Company entered into an interest rate swap agreement for a portion of its term loan with a notional amount of $5.0 million (See Note 6 - Long-Term Debt).  The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss.  The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

		Page
1.	Financial Statements:

	Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm	22

	Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012	23

	Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	24

	Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	25

	Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	26

	Notes to Consolidated Financial Statements	27 - 38

2.	Financial Statement Schedule:

	Schedule II - Valuation and Qualifying Accounts for the years ended December 28, 2013, December 29, 2012 and December 31, 2011	39

	All other schedules are omitted because they are not applicable.

3.	Supplementary Data

	Quarterly Results (Unaudited)	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Supreme Industries, Inc.

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II — Valuation and Qualifying Accounts.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
February 27, 2014

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

December 28, 2013 and December 29, 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,894,277	$59,056
Investments	2,865,287	2,887,172
Accounts receivable, net of allowance for doubtful accounts of $52,000 in 2013 and $100,000 in 2012	21,623,319	18,781,735
Refundable income taxes	1,008,688	526,817
Inventories	32,496,255	32,308,931
Deferred income taxes	1,844,648	2,298,181
Assets held for sale	545,635	2,149,760
Other current assets	1,645,248	1,995,634
Total current assets	65,923,357	61,007,286
Property, plant and equipment, net	46,387,839	42,937,988
Other assets	1,219,655	1,142,809
Total assets	$113,530,851	$105,088,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$16,934
Trade accounts payable	15,888,955	11,936,544
Accrued wages and benefits	3,789,416	2,642,433
Accrued self-insurance	2,593,711	2,430,674
Customer deposits	1,428,590	1,428,997
Accrued warranty	1,432,000	1,609,000
Accrued income taxes	708,256	519,611
Other accrued liabilities	1,835,860	1,779,215
Total current liabilities	28,343,456	22,363,408
Long-term debt	8,999,998	14,089,063
Deferred income taxes	2,078,366	1,472,730
Other long-term liabilities	28,864	—
Total liabilities	39,450,684	37,925,201
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 20,000,000 shares, issued 16,263,322 shares in 2013 and 15,417,656 in 2012	1,626,332	1,541,766
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued 1,771,949 shares in 2013 and 1,716,937 in 2012	177,195	171,694
Additional paid-in capital	72,719,592	68,953,487
Retained earnings	15,268,209	12,154,745
Treasury stock, Class A Common Stock, at cost, 1,893,446 shares in 2013 and 2012	(15,668,055)	(15,668,055)
Accumulated other comprehensive income (loss)	(43,106)	9,245
Total stockholders’ equity	74,080,167	67,162,882
Total liabilities and stockholders’ equity	$113,530,851	$105,088,083

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

for the years ended December 28, 2013, December 29, 2012, and December 31, 2011

	2013	2012	2011

Net sales	$282,273,299	$286,140,112	$300,360,689
Cost of sales	235,520,946	242,644,088	267,865,673
Gross profit	46,752,353	43,496,024	32,495,016

Selling, general and administrative expenses	34,167,348	31,602,317	27,653,505
Legal settlements and related costs	3,600,161	616,744	2,182,091
Other income	(925,537)	(1,217,057)	(850,420)
Operating income	9,910,381	12,494,020	3,509,840

Interest expense	625,190	971,225	2,243,249
Income from continuing operations before income taxes	9,285,191	11,522,795	1,266,591

Income tax (benefit) expense	2,859,315	(310,190)	(401,000)
Income from continuing operations	6,425,876	11,832,985	1,667,591

Discontinued operations
Operating loss of discontinued Oregon operations, net of tax	—	—	(876,920)
Net income	6,425,876	11,832,985	790,671

Other comprehensive income (loss), net of tax	(52,351)	1,946	7,088
Total comprehensive income	$6,373,525	$11,834,931	$797,759

Basic income (loss) per share:
Income from continuing operations	$0.40	$0.74	$0.11
Loss from discontinued operations	—	—	(0.06)
Net income	$0.40	$0.74	$0.05

Diluted income (loss) per share:
Income from continuing operations	$0.39	$0.73	$0.11
Loss from discontinued operations	—	—	(0.06)
Net income	$0.39	$0.73	$0.05

Shares used in the computation of income (loss) per share:
Basic	16,113,136	15,954,564	15,548,580
Diluted	16,487,804	16,212,508	15,782,311

See accompanying notes to consolidated financial statements

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 28, 2013, December 29, 2012 and December 31, 2011

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 26, 2010	15,237,438	$1,523,744	1,716,937	$171,694	$71,725,540	$(381,611)	$(21,587,778)	$211	$51,451,800
Net income	—	—	—	—	—	790,671	—	—	790,671
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	7,088	7,088
Exercise of stock options	26,920	2,692	—	—	45,893	—	—	—	48,585
Issuance of 350,000 shares of treasury stock	—	—	—	—	(712,212)	—	2,896,212	—	2,184,000
Issuance of 41,672 shares of common stock	41,672	4,167	—	—	115,833	—	—	—	120,000
Issuance of 15,384 shares of treasury stock	—	—	—	—	—	(87,300)	127,300	—	40,000
Issuance of restricted stock	24,584	2,458	—	—	81,546	—	—	—	84,004
Stock-based compensation	—	—	—	—	207,199	—	—	—	207,199
Balance, December 31, 2011	15,330,614	1,533,061	1,716,937	171,694	71,463,799	321,760	(18,564,266)	7,299	54,933,347
Net income	—	—	—	—	—	11,832,985	—	—	11,832,985
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	1,946	1,946
Issuance of 350,000 shares of treasury stock	—	—	—	—	(2,896,211)	—	2,896,211	—	—
Exercise of stock options	58,804	5,881	—	—	94,528	—	—	—	100,409
Stock-based compensation	28,238	2,824	—	—	291,371	—	—	—	294,195
Balance, December 29, 2012	15,417,656	1,541,766	1,716,937	171,694	68,953,487	12,154,745	(15,668,055)	9,245	67,162,882
Net income	—	—	—	—	—	6,425,876	—	—	6,425,876
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(19,864)	(19,864)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(32,487)	(32,487)
Common stock dividend	686,278	68,628	85,846	8,584	3,235,200	(3,312,412)	—	—	—
Exercise of stock options	95,548	9,554	—	—	131,843	—	—	—	141,397
Issuance of restricted stock	—	—	—	—	141,847	—	—	—	141,847
Stock-based compensation	33,006	3,301	—	—	257,215	—	—	—	260,516
Conversion of Class B shares to Class A shares	30,834	3,083	(30,834)	(3,083)	—	—	—	—	—
Balance, December 28, 2013	16,263,322	$1,626,332	1,771,949	$177,195	$72,719,592	$15,268,209	$(15,668,055)	$(43,106)	$74,080,167

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 28, 2013, December 29, 2012 and December 31, 2011

	2013	2012	2011
Cash flows from operating activities:
Net income	$6,425,876	$11,832,985	$790,671
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,412,891	2,921,624	3,030,790
Treasury stock issued for legal settlement	—	—	2,184,000
Amortization and write-off of debt issuance costs	282,129	392,518	1,224,954
Provision for losses on doubtful receivables	62,618	30,034	151,915
Deferred income taxes	1,059,169	(825,451)	—
Stock-based compensation expense	402,363	294,195	451,203
Gain on sale of property, plant, and equipment, net	(289,632)	(353,007)	(191,108)
Changes in operating assets and liabilities
Accounts receivable	(2,904,202)	3,228,527	(2,514,944)
Inventories	(187,324)	5,825,931	(907,713)
Other current assets	(131,485)	574,922	(228,056)
Trade accounts payable	3,952,411	(9,487,890)	9,852,532
Other current liabilities	1,377,903	(2,005,044)	625,599

Net cash from operating activities	13,462,717	12,429,344	14,469,843

Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	1,268,167	4,239,153	579,400
Additions to property, plant and equipment	(6,237,152)	(13,159,255)	(2,766,344)
Proceeds from sale of investments	—	—	304,755
Purchases of investments	(27,338)	(1,963,156)	(12,852)
Decrease in other assets	25,736	29,878	8,746

Net cash from investing activities	(4,970,587)	(10,853,380)	(1,886,295)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	63,374,736	295,080,663	121,630,314
Repayments of revolving line of credit and other long-term debt	(67,814,067)	(296,428,325)	(132,821,867)
Debt issuance costs	(358,975)	(376,488)	(2,383,794)
Proceeds from exercise of stock options	141,397	100,409	48,585

Net cash from financing activities	(4,656,909)	(1,623,741)	(13,526,762)

Change in cash and cash equivalents	3,835,221	(47,777)	(943,214)

Cash and cash equivalents, beginning of year	59,056	106,833	1,050,047

Cash and cash equivalents, end of year	$3,894,277	$59,056	$106,833

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest, net	$305,895	$792,810	$1,363,223
Income taxes, net	2,072,401	1,264,905	(50,133)

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its subsidiaries (collectively the “Company”) manufacture specialized vehicles including truck bodies, buses, and armored vehicles.  The Company’s core products include cutaway and dry-freight van bodies, refrigerated units, stake bodies, and other specialized vehicles. At December 28, 2013, the Company operated eight manufacturing, distribution, and component manufacturing locations.  The Company’s customers are located principally in the United States of America.

On December 31, 2013, the Company announced its intention to divest its shuttle bus business.  The progressively competitive environment in the bus industry has led to intensified price cutting, making it more difficult to sustain profitability.  Although the Company made this announcement on December 31, 2013, the technical requirements for discontinued operations accounting were not met with the result that the Company did not present the shuttle bus business as discontinued operations for all years presented.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Supreme Industries, Inc. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December. The fiscal years ended December 28, 2013 and December 29, 2012 each contained 52 weeks. The fiscal year ended December 31, 2011 contained 53 weeks.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include but are not limited to, allowance for doubtful accounts, inventory relief and valuation, fair value of assets held for sale, accrued insurance, and accrued warranties.

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

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions. The Company’s export sales are minimal. No single customer or group of customers accounted for 10% or greater of the Company’s consolidated net sales for the fiscal years ended in 2013 and 2012.  During 2011, one of the Company’s customers accounted for approximately 20% of consolidated net sales.

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

At December 28, 2013, the Company had an interest rate swap agreement outstanding with a notional amount of $5.0 million. The interest rate swap agreement provides for a 3.1% fixed interest rate and matures on December 19, 2017. The Company designated this swap agreement as a cash flow hedge on its variable rate debt and records the fair value of the swap agreement as an asset or liability on the balance sheet, with changes in fair value recognized in other comprehensive income (loss).

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of December 28, 2013 and December 29, 2012 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 28, 2013 and December 29, 2012, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

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

Assets Held For Sale - The Company previously made the decision to cease operations at a number of its facilities and is actively pursuing their sales. Assets are classified as held for sale upon meeting certain criteria as specified by accounting standards. Assets held for sale are not depreciated and are recorded at the lower of carrying amount or fair value less cost to sell. The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  During the years ended December 28, 2013 and December 29, 2012, the Company sold certain assets held for sale and recorded a net gain of $0.4 million and $0.3 million, respectively. As of December 28, 2013 the following locations were held for sale: St. Louis, Missouri; and one parcel of land in Goshen, Indiana. As of December 29, 2012 the following locations were held for sale: Wilson, North Carolina; one facility in Goshen, Indiana; and St. Louis, Missouri.

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

Evaluation of Impairment of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected undiscounted future cash flows resulting from use of the assets. The Company determined there were no such impairments in 2013, 2012, and 2011.

Stock-Based Compensation - The Company records all stock-based payments, including grants of stock options and restricted stock, in the consolidated statements of comprehensive income based on their fair values at the date of grant.

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

The risk-free interest rate is determined based on observed U.S. Treasury yields in effect at the time of grant for maturities equivalent to the expected life of the option.  The expected life of the option (estimated average period of time the option will be outstanding) is estimated based on the historical exercise behavior of grantees with executives displaying somewhat longer holding periods than other grantees.  Expected volatility is based on historical volatility measured daily for a time period equal to the expected life of the option ending on the day of grant.  The expected dividend yield is estimated based on the dividend yield at the time of grant as adjusted for expected dividend increases and historical payout policy.

Compensation expense (net of estimated forfeitures) relative to stock-based awards (see Note 8), included in the consolidated statements of comprehensive income for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, was $402,363, $294,195 and $451,203, respectively. There were no stock options issued during the years ended December 28, 2013, December 29, 2012, and December 31, 2011.

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 is as follows:

	2013	2012	2011
Accrued warranty, beginning of year	$1,609,000	$1,588,000	$1,636,000
Warranty expense	1,170,983	1,361,626	1,757,367
Warranty claims paid	(1,347,983)	(1,340,626)	(1,805,367)
Accrued warranty, end of year	$1,432,000	$1,609,000	$1,588,000

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

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded

Earnings (Loss) Per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and restricted stock awards.

Comprehensive Income - Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but are excluded from net income since these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on hedge activities and available-for-sale securities, net of tax.

Segment Information - The Company’s principal business is manufacturing specialized vehicles.  Management has not separately organized the business beyond specialized vehicles (includes three categories of products) and manufacturing processes.  The fiberglass manufacturing subsidiary constitutes a segment, however this segment does not meet the quantitative thresholds for separate disclosure.  The fiberglass manufacturing subsidiary’s net sales are less than ten percent of consolidated net sales, the absolute amount of its net income (loss) is less than ten percent of the absolute amount of consolidated net income, and finally, its assets are less than ten percent of consolidated assets.

Net sales consist of the following:

	2013	2012	2011
Specialized vehicles:
Trucks	$225,778,360	$211,971,626	$218,927,753
Buses	42,395,350	55,025,147	60,640,186
Specialty vehicles	11,929,635	16,180,244	18,505,470
	280,103,345	283,177,017	298,073,409
Fiberglass products	2,169,954	2,963,095	2,287,280
	$282,273,299	$286,140,112	$300,360,689

2.                                      DISCONTINUED OPERATIONS.

Effective December 25, 2010, the Company decided to cease operations at its Woodburn, Oregon manufacturing facility.  The Oregon operations were discontinued due to the Company’s decision to exit this unprofitable geographic region.  The Company completed its exit of these operations in 2011, and the following 2011 operating results for the Woodburn, Oregon location are classified as discontinued operations:

2011
Net sales	$3,372,508
Pretax loss from operations	(876,920)
Net loss	(876,920)

3.                                      INVESTMENTS.

Investment securities consist of the following:

	2013	2012
Intermediate bond fund-cost	$2,888,529	$2,877,927
Unrealized gains (losses)	(23,242)	9,245
Intermediate bond fund-fair value	$2,865,287	$2,887,172

There were no sales of securities during 2013 and 2012. Sales of securities were $304,755 during 2011 and resulted in losses of $(8,787). Investment income (included in other income) consisted of dividend income and aggregated $27,338, $10,197, and $12,852 for the years ended 2013, 2012, and 2011, respectively.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

4.                                      INVENTORIES.

Inventories consist of the following:

	2013	2012
Raw materials	$20,877,513	$21,557,053
Work-in-progress	3,673,301	3,654,801
Finished goods	7,945,441	7,097,077

Total	$32,496,255	$32,308,931

5.                                      PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following:

	2013	2012
Land	$4,243,448	$4,144,158
Land improvements	6,852,111	6,442,647
Buildings	42,606,220	40,084,004
Machinery and equipment	41,839,430	42,124,850
	95,541,209	92,795,659
Less, Accumulated depreciation and amortization	49,153,370	49,857,671

Property, plant and equipment, net	$46,387,839	$42,937,988

6.                                      LONG-TERM DEBT.

Long-term debt consists of the following:

	2013	2012
Revolving credit facility	$—	$14,089,063
Term loan facility	9,666,666	—
Other	—	16,934
Total	9,666,666	14,105,997
Less, current maturities	666,668	16,934
Long-term debt	$8,999,998	$14,089,063

Credit Agreement

On September 14, 2011, the Company entered into a Credit Agreement (the “2011 Credit Agreement”) with Wells Fargo. Under the terms of the 2011 Credit Agreement, Wells Fargo agreed to provide to the Company a revolving line of credit of up to $45.0 million, subject to a monthly borrowing base calculation.  The term of this revolving line of credit was for a period ending on September 14, 2015. Interest on outstanding borrowings under the 2011 Credit Agreement was based on the Wells Fargo prime rate, or LIBOR, depending on the pricing option selected and the Company’s leverage ratio, resulting in an effective rate of 3.04% at December 31, 2011.

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “2012 Credit Agreement”) with Wells Fargo.  A portion of the amounts received in conjunction with the 2012 Credit Agreement were used to repay in full all of the obligations of the 2011 Credit Agreement. Under the terms of the 2012 Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The 2012 Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $31.3 million at December 28, 2013.  Pursuant to the 2012 Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures.  As of December 28, 2013 and December 29, 2012, the Company was in compliance with all three financial covenants.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT, Concluded

A portion of the amounts received in conjunction with the 2012 Credit Agreement were used to terminate leases with related parties by exercising options to purchase certain real estate and improvements located in the States of California, Georgia, and Indiana. The aggregate option purchase price related to the terminated leases was $9.5 million and was paid in 2012.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion. The effective interest rate was 2.47% and 2.66% at December 28, 2013 and December 29, 2012, respectively.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR (as defined in the 2012 Credit Agreement), with remaining balance due upon maturity on December 19, 2017. Maturities of the term loan for each of the next four years are as follows: 2014 - $666,668; 2015 - $666,668, 2016 - $833,335, and 2017 - $7,499,995.

On August 9, 2013, the Company entered into an interest rate swap agreement for a portion of the term loan with a notional amount of $5.0 million. The interest rate swap agreement provides for a 3.1% fixed interest rate and matures on December 19, 2017. The Company designated this swap agreement as a cash flow hedge on its variable rate debt and records the fair value of the swap agreement as an asset or liability on the balance sheet, with changes in fair value recognized in other comprehensive income (loss).

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the 2012 Credit Agreement and aggregated $3.7 million and $3.1 million at December 28, 2013 and December 29, 2012, respectively.

7.                                      RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation.  The Company formerly maintained a policy to match thirty percent of each employee’s contributions up to seven percent of the employee’s compensation.  Effective September 1, 2008, however, the Company temporarily suspended this contribution match.  Effective July 30, 2012, the Company reinstated its matching contribution at fifty percent of each employee’s contributions up to four percent of the employee’s compensation. The Board of Directors may increase or decrease the Company’s contribution as business conditions permit. Expense for this plan was $427,119 and $184,275 for the years ended 2013 and 2012, respectively. There was no expense related to the plan for the year ended 2011.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY

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

Convertible Class B Common Stock

Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis.  During 2013, 30,834 shares of Class B Common Stock were converted into Class A Common Stock. Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors rounded to the lowest whole number.  Holders of Class B Common Stock elect the remainder of the directors.

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

The following table summarizes the activity for stock options:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 25, 2010	1,264,951	3.65
Granted	—	—
Exercised	(34,362)	1.41
Expired	(7,754)	6.80
Forfeited	(8,382)	1.44
Outstanding, December 31, 2011	1,214,452	3.71
Granted	—	—
Exercised	(61,744)	1.63
Expired	(13,623)	5.86
Forfeited	(131,287)	4.13
Outstanding, December 29, 2012	1,007,798	3.74
Granted	—	—
Exercised	(115,890)	1.87
Expired	(272,462)	6.29
Forfeited	(84,015)	4.29
Outstanding, December 28, 2013	535,431	2.79

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Continued

The total intrinsic value of options exercised during the fiscal years ended 2013, 2012 and 2011 approximated $306,985, $117,975 and $47,152, respectively.

Information about stock options outstanding and exercisable at December 28, 2013 is as follows:

	Outstanding			Exercisable
		Weighted -
		Average	Weighted -		Weighted -
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

5.51 - 6.06	64,076	0.33	5.79	64,076	5.79
5.46	6,811	1.05	5.46	6,811	5.46
4.62 - 5.09	79,596	1.35	4.83	79,596	4.83
1.35	63,773	1.83	1.35	63,773	1.35
1.48 - 1.63	112,700	2.49	1.50	112,700	1.50
2.12 - 2.33	208,475	3.76	2.15	208,475	2.15
	535,431	2.46	2.79	535,431	2.79

At December 28, 2013 and December 29, 2012, the aggregate intrinsic value of options exercisable approximated $1,510,029 and $635,280, respectively.  The intrinsic value of all options outstanding at December 28, 2013 and December 29, 2012 was approximately $1,510,029 and $739,586, respectively.

At December 28, 2013 and December 29, 2012, there were exercisable options outstanding to purchase 535,431 and 863,741 shares at weighted average exercise prices of $2.79 and $4.13.

2012 Long-Term Incentive Plan

On May 23, 2012, the Company held its annual meeting of stockholders at which the Company’s stockholders approved the 2012 Long-Term Incentive Plan (the “Plan”) which had previously been approved by the Board of Directors and recommended to the stockholders. The Plan is effective until May 23, 2022; provided, however, any awards issued prior to the Plan’s termination will remain outstanding in accordance with their terms. The Plan authorizes the issuance of 1,000,000 shares of the Company’s Class A Common Stock with certain officers being limited to receiving grants of 100,000 shares in any one year. Employees, contractors and non-employee directors of the Company and its subsidiaries are eligible to receive awards under the Plan. The following types of awards may be granted under the Plan:  (1) stock options (incentive and non-qualified); (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) dividend equivalent rights; (5) performance awards based on achieving specified performance goals; and (6) other awards.

The following table summarizes the activity for the unvested restricted stock:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 29, 2012	—	—
Granted	145,784	3.98
Vested	(35,353)	3.94
Unvested, December 28, 2013	110,431	3.99

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Concluded

All restricted stock remained restricted at December 28, 2013 as the service periods over which the restrictions lapse have not been met.  The total fair value of shares vested and recognized as stock-based compensation expense during the year ended December 28, 2013 was $141,847.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted during 2013 and 2012 totaled 33,006 and 28,238, respectively.

Total unrecognized compensation expense related to all share-based awards outstanding at December 28, 2013, is approximately $440,803 and is to be recorded over a weighted-average contractual life of 2.28 years.

As of December 28, 2013, 1,340,465 shares were reserved for the granting of future share-based awards compared to 1,132,179 shares at December 29, 2012.

9.                                      INCOME TAXES.

Federal and State income tax expense (benefit) from continuing operations consist of the following:

	2013	2012	2011
Federal:
Current	$1,439,346	$665,615	$(91,975)
Deferred	1,253,385	372,886	—
	2,692,731	1,038,501	(91,975)

State:
Current	360,800	(150,354)	(309,025)
Deferred	(194,216)	(1,198,337)	—
	166,584	(1,348,691)	(309,025)
Total	$2,859,315	$(310,190)	$(401,000)

Deferred tax assets and deferred tax liabilities were as follows:

	2013	2012
Deferred tax assets:
Receivables	$20,020	$38,500
Inventories	937,161	1,544,285
Accrued liabilities	1,687,924	1,560,629
State net operating losses and credit carryforwards	1,615,046	1,269,848
Other	186,864	170,050
Total deferred tax assets	4,447,015	4,583,312

Deferred tax liabilities:
Depreciation	(3,862,862)	(2,919,247)
Prepaids and other	(817,871)	(838,614)
Total deferred tax liabilities	(4,680,733)	(3,757,861)
Net deferred tax assets (liabilities)	$(233,718)	$825,451

At December 28, 2013, the Company had state tax loss carryforwards of approximately $21 million available to offset future taxable income, expiring in various amounts through December 31, 2032.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Concluded

A reconciliation of the tax provision for income taxes from continuing operations at the U.S. Statutory rate (34% in 2013, 35% in 2012 and 34% in 2011) to the effective income tax expense rate as reported is as follows:

	2013	2012	2011
U.S. Federal statutory rate	34.0%	35.0%	34.0%
State income taxes, net of federal benefit	1.2	2.9	(16.1)
Tax-exempt underwriting income of wholly-owned small captive insurance subsidiary	(2.4)	—	—
Domestic production deduction	(1.8)	(2.6)	—
Research and development tax credits	(1.1)	—	(11.7)
Alternative fuel tax credit	(0.4)	—	(6.9)
Stock-based compensation	0.1	0.3	(2.8)
Change in valuation allowance	—	(39.8)	(28.4)
Other, net	1.2	1.5	0.2
Effective Tax Rate	30.8%	(2.7)%	(31.7)%

Uncertain Tax Positions

The Company recognizes income tax benefits only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such tax benefit recorded is the largest amount that is more likely than not to be allowed.  A reconciliation of the change in the unrecognized tax benefits for the three years ended December 28, 2013 is as follows:

Unrecognized tax benefits at December 26, 2010	$1,040,054
Gross increases - tax positions in prior periods	80,558
Lapse of statute of limitations	(401,000)
Unrecognized tax benefits at December 31, 2011	719,612
Gross increases - tax positions in prior periods	22,430
Lapse of statute of limitations	(222,431)
Unrecognized tax benefits at December 29, 2012	519,611
Gross increases - tax positions in prior periods	197,310
Lapse of statute of limitations	(57,921)
Unrecognized tax benefits at December 28, 2013	$659,000

The entire balance of approximately $659,000 at December 28, 2013 relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.  The Company is subject to U.S. federal income tax as well as various state taxes.  The Company is no longer subject to examination by federal taxing authorities for the fiscal year ended 2009 and earlier.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for, and recognized during, the fiscal years ended 2013, 2012, and 2011 were immaterial.

10.                               COMMITMENTS AND CONTINGENCIES.

Lease Commitments and Related Party Transactions

The Company leases certain office and manufacturing facilities under operating lease agreements which expire at various dates from November 2014 through April 2016. Previously, certain lease agreements were with related parties for which related party rent expense was approximately $658,000 in 2012 and $683,000 for the fiscal year ending 2011. The Company exercised its options to purchase these related party leased facilities during 2012, as described in Note 6.

Rent expense under all operating leases aggregated $96,066, $733,340, and $758,834 for the fiscal years ended 2013, 2012, and 2011, respectively.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.                               COMMITMENTS AND CONTINGENCIES, Continued

At December 28, 2013, future minimum rental payments under noncancelable operating leases aggregated $147,189 and are payable as follows: 2014 - $107,851; 2015 - $29,504; and 2016 - $9,834.

Consigned Inventories

The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities with the condition that the Company will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to the Company on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with General Motors and Ally Bank, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by General Motors upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by General Motors.  Accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. At December 28, 2013 and December 29, 2012, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $19.2 million and $26.0 million, respectively.  Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Repurchase Commitments

The Company was contingently liable at December 28, 2013, under a repurchase agreement with a certain financial institution providing inventory financing for retailers of its products.  Under the arrangement, which is customary in the industry, the Company agrees to repurchase vehicles in the event of default by the retailer. The maximum repurchase liability is the total amount that would be paid upon the default of the Company’s independent dealers.  The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $1.8 million at December 28, 2013 and $1.9 million at December 29, 2012.  The risk of loss under the agreement is spread over several retailers. The loss, if any, under the agreement is the difference between the repurchase cost and the resale value of the units.  The Company believes that any potential loss under this agreement in effect at December 28, 2013 would not be material.

Self-Insurance

The Company is self-insured for a portion of general liability ($100,000 per occurrence in 2013 and 2012), certain employee health benefits ($200,000 annually per employee with no annual aggregate), and workers’ compensation in certain states ($250,000 per occurrence with no annual aggregate).  The Company accrues for the estimated losses occurring from both asserted and unasserted claims.  The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

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

In February of 2012, the Company was named a defendant in a claim that a fleet of buses manufactured by the Company was defective (King County v. Supreme Corporation) which was filed in Superior Court in King County, Washington.  King County sought to revoke its acceptance of a fleet of thirty-five buses which had been manufactured by the Company and sold to King County, and alleged breach of contract and breach of implied warranties.  As of February 28, 2013, King County claimed its damages were $10.6 million and subsequently moved to add a consumer protection act claim which would have permitted an award of attorney’s fees, if successful.  On June 14, 2013, the Company and King County entered into a Settlement and Release Agreement under the terms of which the lawsuit would be dismissed and mutual releases granted in exchange for payment of the sum of $4.7 million to King County within ninety days of the date of the agreement and the return of thirty-five buses to the Company.  Through separate agreements, the Company settled third-party claims against certain third-party subcontractors who have contributed to the Company $520,000 of the settlement funds, with the Company responsible for the balance which was paid on September 9, 2013.  The Company assigned an estimated $1.1 million to the returned product.  Including the legal settlement and related costs, the Company recorded a pre-tax charge of $3.6 million in 2013.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to		Column E
Column A	Beginning	Costs and	Column D	Balance End
Description	of Period	Expenses	Deductions(1)	of Period
Year ended December 28, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$100,000	$63,000	$111,000	$52,000

Year ended December 29, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$200,000	$30,000	$130,000	$100,000

Year ended December 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$100,000	$152,000	$52,000	$200,000

(1)  Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY DATA

	First	Second	Third	Fourth
2013 Quarter
Net sales	$65,880,891	$76,547,227	$67,310,853	$72,534,328
Gross profit	11,408,101	13,604,107	10,681,115	11,059,030
Net income	2,303,806	925,131	1,531,437	1,665,502
Income per share:
Basic	0.15	0.06	0.09	0.10
Diluted	0.14	0.06	0.09	0.10

	First	Second	Third	Fourth
2012 Quarter
Net sales	$72,166,821	$84,574,041	$71,671,126	$57,728,124
Gross profit	10,815,717	13,514,185	11,573,845	7,592,277
Net income	2,481,526	5,397,391	3,570,491	383,577
Income per share:
Basic	0.16	0.34	0.22	0.02
Diluted	0.16	0.33	0.22	0.02

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.             CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 28, 2013, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2013.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 28, 2013.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) occurred during the fiscal quarter ended December 28, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2014 annual stockholders’ meeting.

ITEM 11.                                         EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2014 annual stockholders’ meeting.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2014 annual stockholders’ meeting.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2014 annual stockholders’ meeting.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2014 annual stockholders’ meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

	a.	The following financial statements and financial statement schedule are included in Item 8 herein:

		1.	Financial Statements

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012

Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

		2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

		3.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPREME INDUSTRIES, INC.

Date:	February 27, 2014	By:	/s/Mark D. Weber
Mark D. Weber
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert M. Gardner	Chairman of the Board	February 27, 2014
Herbert M. Gardner

/s/ Mark D. Weber	President, Chief Executive Officer
Mark D. Weber	and Director (Principal Executive Officer)	February 27, 2014

/s/ William J. Barrett	Executive Vice President, Secretary,
William J. Barrett	Assistant Treasurer and Director	February 27, 2014

/s/ Matthew W. Long	Chief Financial Officer, Treasurer and	February 27, 2014
Matthew W. Long	Assistant Secretary (Principal
Financial and Accounting Officer)

/s/ Robert J. Campbell	Director	February 27, 2014
Robert J. Campbell

/s/ Edward L. Flynn	Director	February 27, 2014
Edward L. Flynn

/s/ Arthur J. Gajarsa	Director	February 27, 2014
Arthur J. Gajarsa

/s/ Thomas B. Hogan, Jr.	Director	February 27, 2014
Thomas B. Hogan, Jr.

/s/Mark C. Neilson	Director	February 27, 2014
Mark C. Neilson

/s/Wayne A. Whitener	Director	February 27, 2014
Wayne A. Whitener

INDEX TO EXHIBITS

Exhibit		Description

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

+	10.19

Amended and Restated Employment Contract by and among Supreme Industries, Inc. and William J. Barrett dated to be effective January 1, 2005, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2006, and incorporated herein by reference.

+	10.20

Employment Agreement by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth, dated to be effective September 23, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011, and incorporated herein by reference.

+	10.21

Separation Agreement and Release, dated as of May 3, 2012, by and among Supreme Industries, Inc., Supreme Indiana Operations, Inc. and Kim Korth, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2012, and incorporated herein by reference.

+	10.22

Employment Agreement by and between Supreme Industries, Inc. and Matthew W. Long, dated December 29, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2012, and incorporated herein by reference.

+	10.23

First Amendment to December 29, 2011 Letter Agreement by and between Supreme Industries, Inc. and Matthew W. Long, dated December 21, 2012 filed as Exhibit 10.32 to the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2012, and incorporated herein by reference.

+	10.24	Ownership Transaction Incentive Plan, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by referenced.

+	10.25	2012 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.

+	10.26

Amendment Number One to Employment Contract between Supreme Industries, Inc. and William J. Barrett, effective June 29, 2012, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

+	10.27

Amendment Number One to Employment Contract between Supreme Industries, Inc. and Herbert M. Gardner, effective June 29, 2012, filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

	10.28

Amendment No. 1 to Credit Agreement, effective as of March 29, 2013, by and among Supreme Industries, Inc., Wells Fargo Bank, National Association and the Lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2013, and incorporated herein by reference.

+	10.29

Employment Agreement, effective as of May 6, 2013, by and among Supreme Industries, Inc., Supreme Corporation, and Mark D. Weber, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19. 2013, and incorporated herein by reference.

Exhibit		Description
+	10.30

Indemnification Agreement, effective as of May 6, 2013, by and between Supreme Industries, Inc. and Mark D. Weber, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19. 2013, and incorporated herein by reference.

	10.31

Amended and Restated Credit Agreement, dated as of April 29, 2013, by and among Supreme Industries, Inc. and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2013, and incorporated herein by reference.

	10.32

Omnibus Amendment and Reaffirmation Agreement, dated as of April 29, 2013, by and among Supreme Industries, Inc., the subsidiaries of Supreme Industries, Inc. and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2013, and incorporated herein by reference.

	10.33

Settlement and Release Agreement, dated June 14, 2013, by and between Supreme Indiana Operations, Inc. and King County, Washington, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2013, and incorporated herein by reference.

+	10.34

2013 Supreme Cash and Equity Bonus Plan, dated August 7, 2013, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 28, 2013, and incorporated herein by reference.

+	10.35	2012 Supreme Cash and Equity Bonus Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2012, and incorporated herein by reference.

	10.36

Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate by and between Supreme Indiana Operations, Inc., Buyer, and BFG2011 Limited Liability Company, Seller dated December 13, 2012, filed as Exhibit 10.38 to the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2012, and incorporated herein by reference.

	10.37

Exercise of Option to purchase property owned by G-2, Ltd., located in Indiana dated December 14, 2012, filed as Exhibit 10.39 to the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2012, and incorporated herein by reference.

	10.38

Exercise of Option to purchase property owned by G-2, Ltd., located in Georgia dated December 14, 2012, filed as Exhibit 10.40 to the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2012, and incorporated herein by reference.

+*	10.39	Amended and Restated Ownership Transaction Incentive Plan effective as of November 4, 2013.

*	10.40	Special Vehicle Manufacturer Converters Agreement effective August 1, 2013, between General Motors LLC and Supreme Corporation.

*	10.41	Special Vehicle Manufacturer Converters Agreement for bus effective August 1, 2013, between General Motors LLC and Startrans bus - Supreme Corporation.

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed on February 27, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*   Filed herewith.

+   Management contract or compensatory plan or arrangement.