Form 10-Q
period 2014-03-29
SUPREME INDUSTRIES INC
filed 2014-04-30
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at April 16, 2014
Class A	14,663,848
Class B	1,771,949

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	December 28,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,095,449	$3,894,277
Investments	2,878,457	2,865,287
Accounts receivable, net	19,611,256	21,623,319
Inventories	29,220,739	32,496,255
Deferred income taxes	1,761,940	1,844,648
Other current assets	3,328,367	3,199,571
Total current assets	62,896,208	65,923,357

Property, plant and equipment, at cost	95,139,774	95,541,208
Less, Accumulated depreciation and amortization	48,605,620	49,153,369
Property, plant and equipment, net	46,534,154	46,387,839

Other assets	1,143,425	1,219,655
Total assets	$110,573,787	$113,530,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	14,750,319	15,888,955
Other accrued liabilities	11,314,838	11,787,833
Total current liabilities	26,731,825	28,343,456

Long-term debt	8,833,331	8,999,998
Deferred income taxes	2,088,259	2,078,366
Other long-term liabilities	27,818	28,864
Total liabilities	37,681,233	39,450,684

Stockholders’ equity	72,892,554	74,080,167
Total liabilities and stockholders’ equity	$110,573,787	$113,530,851

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 29,	March 30,
	2014	2013

Net sales	$53,393,557	$56,371,169
Cost of sales	45,503,050	45,268,121
Gross profit	7,890,507	11,103,048

Selling, general and administrative expenses	7,519,990	7,804,930
Other income	(37,225)	(706,962)
Operating income	407,742	4,005,080

Interest expense	76,111	98,093
Income from continuing operations before income taxes	331,631	3,906,987

Income tax expense	107,614	1,296,505
Income from continuing operations	224,017	2,610,482

Discontinued operations
Gain on sale of discontinued operations, net of tax	87,036	—
Operating loss of discontinued operations, net of tax	(1,654,459)	(306,676)
Loss from discontinued operations, net of tax	(1,567,423)	(306,676)

Net income (loss)	(1,343,406)	2,303,806

Other comprehensive income (loss), net of tax	6,260	(4,454)
Comprehensive income (loss)	$(1,337,146)	$2,299,352

Basic income (loss) per share:
Income from continuing operations	$0.01	$0.16
Loss from discontinued operations	(0.09)	(0.02)
Net income (loss)	$(0.08)	$0.14

Diluted income (loss) per share:
Income from continuing operations	$0.01	$0.16
Loss from discontinued operations	(0.09)	(0.02)
Net income (loss)	$(0.08)	$0.14

Shares used in the computation of income (loss) per share:
Basic	16,202,499	16,013,323
Diluted	16,631,421	16,321,571

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 29,	March 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,343,406)	$2,303,806
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	980,005	871,046
Provision for losses on doubtful receivables	—	73,076
Deferred income taxes	92,601	1,315,209
Stock-based compensation expense	101,201	80,094
Gain on sale of discontinued operations	(127,994)	—
(Gain) loss on sale of property, plant and equipment, net	23,924	(398,206)
Changes in operating assets and liabilities	(609,373)	(4,529,487)

Net cash used in operating activities	(883,042)	(284,462)

Cash flows from investing activities:
Proceeds from sale of discontinued operations	3,884,656	—
Additions to property, plant and equipment	(686,450)	(1,673,417)
Proceeds from sale of property, plant and equipment	9,613	1,229,753
Proceeds from sale of investments	—	1,289
Purchases of investments	(5,270)	—

Net cash provided by (used in) investing activities	3,202,549	(442,375)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	—	21,208,662
Repayments of revolving line of credit and other long-term debt	(166,667)	(20,512,686)
Payment of debt issuance costs	—	(41,575)
Proceeds from exercise of stock options	48,332	41,588

Net cash provided by (used in) financing activities	(118,335)	695,989

Change in cash and cash equivalents	2,201,172	(30,848)

Cash and cash equivalents, beginning of period	3,894,277	59,056

Cash and cash equivalents, end of period	$6,095,449	$28,208

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair presentation of the interim periods reported.  The December 28, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended March 29, 2014 and March 30, 2013 are for 13-week periods, respectively.

Stock Dividend

On May 8, 2013, the Company’s Board of Directors declared a five percent (5%) stock dividend on its outstanding Class A and Class B Common Stock. Stockholders of record on May 20, 2013 received a stock dividend for each share owned on that date, paid on June 3, 2013. All share and per share data have been adjusted to reflect the stock dividend on a retroactive basis.

NOTE 2 — DISCONTINUED OPERATIONS

On December 31, 2013, the Company announced its intention to divest its shuttle bus business. The progressively competitive environment in the bus industry led to intensified price cutting, making it more difficult to sustain profitability. Shuttle bus products represented less than 13% of the Company’s consolidated sales for the year ended December 28, 2013, but have had a material adverse effect on reported financial results in recent years.

On February 28, 2014, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets of the Company’s shuttle bus division to Forest River Manufacturing, LLC.

Pursuant to the terms of the Agreement and upon satisfaction of the closing conditions, the Company sold the assets of the shuttle bus operations including: machinery and equipment, inventory, trademarks,  engineering drawings, bills of materials, customer lists, customer purchasing histories, price lists, distribution lists, supplier lists, production data, quality control records, procedures related to the shuttle bus business, demonstrator vehicles, and all open purchase orders and unexpired governmental and municipal bid contracts. In addition, the purchaser assumed certain warranty obligations.

The Company continued to operate the business for a period of time following the date of the Agreement to finish certain orders.  The transaction closed on March 28, 2014. Net proceeds from the sale were $3.9 million and net assets of the shuttle bus operations sold consisted of: inventory of $4.1 million, machinery and equipment of $0.2 million, reduced by a warranty obligation of $0.5 million, resulting in a gain of $0.1 million, net of tax, recorded during the three month period ended March 29, 2014. The Agreement contains a five-year period during which the Company will not compete in the shuttle bus business, with the exception that the non-competition does not apply to the Company’s trolley bus division.

The results for the shuttle bus division are classified as discontinued operations as follows:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Net sales	$6,549,209	$9,509,723
Loss before income taxes	(2,306,655)	(503,572)
Loss after income taxes	(1,567,423)	(306,676)

NOTE 3 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	March 29,	December 28,
	2014	2013
Raw materials	$20,693,884	$20,877,513
Work-in-progress	3,689,050	3,673,301
Finished goods	4,837,805	7,945,441
	$29,220,739	$32,496,255

NOTE 4 — OTHER CURRENT ASSETS

Other current assets include assets held for sale of $0.5 million at December 28, 2013. During the first quarter of 2014, the Company reclassified the $0.5 million from assets held for sale to property, plant, and equipment.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of March 29, 2014, and December 28, 2013, because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of March 29, 2014, and December 28, 2013, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 6 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo. Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $31.3 million at March 29, 2014.  Financial covenants in the Credit Agreement include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures.  As of March 29, 2014, the effective interest rate for all borrowings against the Credit Agreement was 2.48% and the Company was in compliance with all three financial covenants.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion. As of March 29, 2014, and December 28, 2013, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR (as defined in the Credit Agreement), with the remaining balance due upon maturity on December 19, 2017. As of March 29, 2014, the outstanding balance under the term loan facility was $9.5 million.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement and aggregated $3.7 million at March 29, 2014.

NOTE 7 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock for the three months ended March 29, 2014:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 28, 2013	110,431	$3.99
Granted	60,896	$4.83
Vested	(13,840)	$4.05
Unvested, March 29, 2014	157,487	$5.07

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the three months ended March 29, 2014 was $59,951.

A summary of the status of the Company’s outstanding stock options as of March 29, 2014, and changes during the three months ended March 29, 2014 are as follows:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 28, 2013	535,431	$2.79
Granted	—	—
Exercised	(27,203)	$1.78
Expired	—	—
Forfeited	—	—
Outstanding, March 29, 2014	508,228	$2.85

As of March 29, 2014, outstanding exercisable options had an intrinsic value of $2,150,475 and a weighted-average remaining contractual life of 2.2 years.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted during the first quarter of 2014 totaled 5,352 and stock-based compensation expense recognized during the three months ended March 29, 2014 was $41,250.

Total unrecognized compensation expense related to all share-based awards outstanding at March 29, 2014, was $799,225 and will be recorded over a weighted average contractual life of 2.5 years.

NOTE 8 — INCOME TAXES

For the three months ended March 29, 2014 and March 30, 2013, the Company recorded income tax expense from continuing operations of $0.1 million and $1.3 million, respectively, at an effective tax rate of 32.4% and 33.2%, respectively, which differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company is subject to various investigations, claims, and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, certain of which are covered in whole or in part by insurance.  The Company establishes accruals for these matters to the extent that losses are deemed probable and are reasonably estimable.  Although the outcome of these matters cannot be fully determined on the basis of information currently available, it is the opinion of management that the ultimate outcome of these matters would not be significant to the Company’s consolidated financial position, results of operations, or cash flow.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is one of the nation’s leading manufacturers of specialized vehicles.  The Company engages principally in the production and sale of customized truck bodies and other specialty vehicles.  The Company has two operating segments – specialized vehicles and fiberglass products.  Product categories included in the specialized vehicles segment include; truck bodies, shuttle buses, trolleys, and specialty vehicles.

The Company’s transportation equipment products are used by a wide variety of industrial, commercial, governmental and law enforcement customers.  The Company utilizes a nationwide direct sales and distribution network consisting of approximately 1,000 commercial truck dealers and a limited number of truck equipment distributors.  The Company’s manufacturing and service facilities are located in six states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand-name recognition, extensive product offerings, bailment chassis arrangements, and product innovation competitively position Supreme with a strategic footprint in the markets it serves.

The Company and its product offerings are affected by various risk factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of chassis, and the availability of credit and financing to the Company, our vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings. The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes (See Note 1 “Basis of Presentation and Opinion of Management”) thereto elsewhere in this document.  All earnings per share and share figures have been adjusted for the 5% stock dividend paid in the second quarter of 2013.

Overview

During the first quarter of 2014, the previously-disclosed planned divestiture of the Company’s shuttle bus net assets was completed. The progressively competitive environment in the bus industry led to intensified price cutting, making it more difficult to sustain profitability. Shuttle bus products represented less than 13% of the Company’s consolidated 2013 sales, but had a material adverse effect on reported financial results in recent years. The shuttle bus operations has been reclassified as discontinued operations in the Company’s financial statements and amounts in the 2013 corresponding period have been adjusted to conform to the 2014 presentation.  The changes had no effect on stockholders’ equity or overall net income as previously reported.

The Company recorded a small gain on the sale of its shuttle bus net assets, which is reported as discontinued operations. Proceeds from the sale were $3.9 million versus the $7.0 million estimate previously provided by the Company in its shuttle bus divestiture announcement made on February 28, 2014. The difference resulted from Supreme managing its raw and work-in-process inventories to a lower level, while shipping more finished shuttle buses than originally anticipated prior to closing, resulting in fewer assets for sale.  The net proceeds of $3.9 million consisted of: inventory of $4.1 million, machinery and equipment of $0.2 million, reduced by a warranty obligation of $0.5 million, resulting in a gain of $0.1 million, net of tax.  All property, plant and some manufacturing equipment were retained and will be utilized in ongoing operations or sold at a later date.

Consolidated net sales from continuing operations in the first quarter of 2014 were $53.4 million, compared with $56.4 million in the first quarter of 2013. The 5% revenue decrease was primarily due to lower sales of specialty vehicles versus the 2013 quarter, as well as chassis constraints impacting 2014 first quarter fleet shipments.

Gross profit from continuing operations during the first quarter was 14.8%, compared with 19.7% in last year’s first quarter. The 2014 first quarter margin decline was primarily due to unfavorable product mix compared to 2013, which included a higher proportion of lower-margin fleet business and its associated start-up inefficiencies, as well as a lower proportion of higher-margin retail and specialty vehicles. Shortages of light-duty chassis from a major chassis supplier constrained shipping volume during the quarter which also caused higher labor and overhead cost compared to 2013.  Additionally, production efficiencies were hampered by the extreme winter weather conditions.

Other income decreased $0.7 million primarily due to a realized gain on the sale of real estate during the first quarter of 2013.  Interest expense improved 22% from last year on lower debt balances. Income tax expense from continuing operations was $0.1 million, down from $1.3 million in last year’s first quarter. The effective tax rate from continuing operations in the first quarter of 2014 was 32.4%, compared with 33.2% in 2013’s first quarter.

Income from continuing operations was $0.2 million, or $0.01 per diluted share, versus $2.6 million, or $0.16 per diluted share, last year. Including the $1.6 million after-tax operating loss from the discontinued shuttle bus operations, the net loss reported for the first quarter was $1.3 million, or $0.08 per diluted share compared with last year’s net income of $2.3 million, or $0.14 per diluted share.

Our sales backlog at the end of the first quarter of 2014 was $74 million, compared with $72 million at December 28, 2013, and $69 million at the end of 2013’s first quarter, excluding the discontinued shuttle bus business.

During the first quarter of 2014, the product / sales mix and delayed deliveries from major chassis suppliers had a negative impact on sales and margins in the quarter.  As we manage the Company for profitable growth, our areas of focus include:

•                  Mitigating our business risk from future chassis supply interruptions by increasing the size of our pools of chassis and broadening the product offering;

•                  Segmenting our product flow to allow for improved delivery of complex, high option content products utilizing production processes dedicated to lower volume custom trucks;

•                  Continuing to focus on improving our facilities to further drive productivity gains;

•                  Strategically driving top-line growth; and

•                  Continuing our product development initiatives related to both new and existing products.

We are pleased to have concluded the strategic divestiture of the shuttle bus operations during the first quarter of 2014. The divestiture allows management to increase focus on growing the Company’s core business.  As we continue through 2014, we are continuing to implement initiatives targeted to benefit and leverage the strong foundation built to make further improvements in our future financial performance.

Net Sales

Net sales for the three months ended March 29, 2014 decreased $3.0 million, or 5.3%, to $53.4 million as compared with $56.4 million for the three months ended March 30, 2013.  The following discussion presents the components of net sales and the changes from period to period:

Truck - Truck division sales decreased by $0.5 million, or 0.9%, for the three months ended March 29, 2014, as compared with the corresponding period in 2013.  The slight decrease was due to chassis delays and fewer production days resulting from plant closures as a result of the severe winter weather during the quarter.  The Company is taking actions to mitigate its business risk from future chassis supply interruptions by increasing the size of its pools of chassis and broadening the product offering.

Trolley - Trolley division sales increased by $0.4 million, or 31.4%, for the three months ended March 29, 2014, as compared with the corresponding period in 2013.  The recent divestiture of the shuttle bus operations will allow the division to concentrate resources on growing the trolley product line and increasing market penetration.

Specialty Vehicles - Specialty vehicle division sales decreased by $2.5 million, or 58.1%, for the three months ended March 29, 2014, as compared with the corresponding period in 2013.  The decrease was primarily due to continued lower governmental procurement which directly affects our business with the U.S. Department of State.  To improve our overall consolidated performance, we have reworked our product flow of complex, high option-rich products, utilizing production processes designed for lower volume custom trucks.  A portion of these units will be produced at the specialty vehicle division as the process is designed for lower volume customized products.

Cost of sales and gross profit

Gross profit decreased by $3.2 million, or 28.9%, to $7.9 million for the three months ended March 29, 2014, as compared with $11.1 million for the three months ended March 30, 2013.  Gross margin from continuing operations during the first quarter was 14.8%, compared with 19.7% in last year’s first quarter. The following presents the components of cost of sales as a percentage of net sales and the changes from period to period:

Material — Material cost as a percentage of net sales increased by 0.2% for the three months ended March 29, 2014, as compared with the corresponding period in 2013.  The slight increase in the material percentage was primarily due to a change in our product mix. In addition, increased demand in certain market sectors can result in fluctuating costs of certain commodities of raw materials and other products that we utilize in our production processes. Therefore, the Company closely monitors major raw materials and continues to explore alternative sources of raw materials and components, both domestically and from overseas markets.

Direct Labor — Direct labor as a percentage of net sales increased by 1.4% for the three months ended March 29, 2014, as compared with the corresponding period in 2013. The increase in the direct labor percentage was due to product mix and production inefficiencies resulting from chassis shortages and extreme weather conditions which caused certain facilities to be closed for periods of time during the first quarter of 2014.  The truck division also experienced incremental training costs associated with the start-up of the fleet production.

Overhead — Manufacturing overhead as a percentage of net sales increased by 3.1% for the three months ended March 29, 2014, as compared with the corresponding period in 2013.  The increase was partially due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.  Additionally, the Company incurred increased costs due to higher energy costs resulting from the severe winter weather and start-up costs to open new lines for fleet production.

Delivery — Delivery costs as a percentage of net sales increased by 0.2% for the three months ended March 29, 2014, as compared with the corresponding period in 2013.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses decreased by $0.3 million and increased 0.3% as a percentage of net sales, to $7.5 million for the three months ended March 29, 2014, as compared with $7.8 million for the three months ended March 30, 2013.  The following table presents selling and G&A expenses as a percentage of net sales and the changes from period to period as a percentage of net sales:

	Three Months Ended
($000’s omitted)	March 29, 2014		March 30, 2013		Change
Selling expenses	$2,406	4.5%	$2,842	5.0%	$(436)	(0.5)%
G&A expenses	5,114	9.6	4,963	8.8	151	0.8
Total	$7,520	14.1%	$7,805	13.8%	$(285)	0.3%

Selling expenses — Selling expenses decreased $0.4 million for the three months ended March 29, 2014, as compared to the corresponding period in 2013.  As a percentage of net sales, selling expenses decreased 0.5% for the three months ended March 29, 2014, as compared with the corresponding period in 2013. The decrease in dollars was due to lower sales volume and a change in product mix which included lower commissionable products, partially offset by the receipt of less marketing program incentives from chassis suppliers in the first quarter of 2014.

G&A expenses — G&A expenses increased $0.2 million for the three months ended March 29, 2014, as compared to the corresponding period in 2013.  As a percentage of net sales, G&A expenses increased 0.8% for the three months ended March 29, 2014, as compared with the corresponding period in 2013.  The increase was the result of higher salary costs resulting from select headcount additions for key positions and merit increases, partially offset by lower legal fees and lower incentive pay expense which is tied to Company profitability.

Other income

Other income was $37 thousand for the three months ended March 29, 2014, compared with $0.7 million for the three months ended March 30, 2013. Other income during the first quarter of 2014 consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first quarter of 2013, the Company realized a gain of approximately $0.4 million on the sale of real estate.

Interest expense

Interest expense improved 22% and was $76 thousand for the three months ended March 29, 2014, compared with $98 thousand for the three months ended March 30, 2013. The decrease for the quarter was the result of lower average debt borrowings and lower per-unit original equipment manufacturer  chassis interest support funds which decrease interest expense.  The effective interest rate on bank borrowings was 2.48% at March 29, 2014, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

The effective tax rate from continuing operations in the first quarter of 2014 was 32.4%, compared with 33.2% in 2013’s first quarter, which differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences.

Net income from continuing operations

Net income from continuing operations for the first quarter of 2014 was $0.2 million, or $0.01 per diluted share, versus $2.6 million, or $0.16 per diluted share, for the comparable period last year.

Discontinued operations

The Company decided to discontinue its shuttle bus operations on December 31, 2013.  On February 28, 2014, the Company entered into an Asset Purchase Agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company has classified the prior period results as discontinued operations.    The after-tax loss from the discontinued operations was $1.6 million for the three months ended March 29, 2014 and $0.3 million for the three months ended March 30, 2013.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from period to period:

	Three Months Ended
	March 29, 2014	March 28, 2013
Basic and diluted income (loss) per share:
Income from continuing operations	$0.01	$0.16
Loss from discontinued operations	(0.09)	(0.02)
Net income (loss) per share	$(0.08)	$0.14
Shares used in the computation of income (loss) per share:
Basic	16,202,499	16,013,323
Diluted	16,631,421	16,321,571

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreement. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operations represent the net income (loss) in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash used in operating activities totaled $0.9 million for the three months ended March 29, 2014 as compared with $0.3 million for the three months ended March 30, 2013. During the first quarter of 2014, changes in operating assets and liabilities were impacted by a $2.0 million decrease in accounts receivable due to lower sales volume. This was offset by a $0.8 million increase in inventories and a $1.1 million decrease in trade accounts payable. During the first quarter of 2013, changes in operating assets and liabilities were impacted by a $7.8 million increase in inventories and a $4.2 million increase in accounts receivable, both reflecting increased business activity at the end of March 2013 as compared to the end of December 2012. These were partially offset by an $8.5 million increase in trade accounts payable related primarily to the increase in inventories necessary to support the increase in sales order backlog.

Investing activities

Cash provided by investing activities was $3.2 million for the three months ended March 29, 2014 as compared with $0.4 million for the three months ended March 30, 2013. During the first quarter of 2014, the Company closed on the sale of its shuttle bus operations and received net proceeds of $3.9 million. Additionally, the Company’s capital expenditures totaled $0.7 million and consisted primarily of maintenance capital expenditures. During the first quarter of 2013, the Company’s capital expenditures totaled $1.7 million and consisted primarily of investments in facilities and equipment to complete capital projects initiated in 2012. Additionally in 2013, cash of $1.2 million was provided as a result of net proceeds received from the sale of an excess capacity facility in Goshen, Indiana, which was previously included in assets held for sale.

Financing activities

Financing activities used $0.1 million of cash for the three months ended March 29, 2014 as compared with cash provided of $0.7 million for the three months ended March 30, 2013. During the first quarter of 2014, the Company used $0.2 million to make a scheduled quarterly principal payment on its outstanding term loan. During the first quarter of 2013, net cash provided by financing activities resulted from net borrowings from the Company’s revolving line of credit.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank. Under the terms of the Credit Agreement, Wells Fargo agrees to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $31.3 million at March 29, 2014 and was in compliance with all provisions of its credit agreement.

Summary of Liquidity and Capital Resources

The Company’s primary capital needs are for working capital demands, to meet its debt service obligations, and to finance capital expenditure requirements. Cash generated from operations, and borrowings available under the Credit Agreement, are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months based on our current cash flow budgets and forecasts of our liquidity needs.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 28, 2013.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief,  accrued insurance, and accrued warranty.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Except as set forth below, there has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 28, 2013.  In the normal course of business, the Company is exposed to fluctuations in interest rates that can impact the cost of investing, financing, and operating activities.  The Company’s primary risk exposure results from changes in short-term interest rates.  In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions.  The Company’s Credit Agreement is floating rate debt and bears interest at the bank’s prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company’s leverage ratio.  On August 9, 2013, the Company entered into an interest rate swap agreement for a portion of its term loan with a notional amount of $5.0 million.  The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss.  The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.

ITEM 4.                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 29, 2014.

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

PART II.               OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.             RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A: Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 28, 2013, which is herein incorporated by reference.

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
Exhibit 10.1

Asset Purchase Agreement dated as of February 28, 2014, between Supreme Corporation and Forest River Manufacturing, LLC, filed as Exhibit 2(a) to the Company’s current report on Form 8-K on March 6, 2014, and incorporated herein by reference (The exhibits have been omitted from this filing. A list of exhibits is contained in the Asset Purchase Agreement and the exhibits are available to the Securities and Exchange Commission upon request).

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, filed on April 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: April 30, 2014		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: April 30, 2014		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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
Exhibit 10.1

Asset Purchase Agreement dated as of February 28, 2014, between Supreme Corporation and Forest River Manufacturing, LLC, filed as Exhibit 2(a) to the Company’s current report on Form 8-K on March 6, 2014, and incorporated herein by reference (The exhibits have been omitted from this filing. A list of exhibits is contained in the Asset Purchase Agreement and the exhibits are available to the Securities and Exchange Commission upon request).

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, filed on April 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.