Form 10-Q
period 2014-06-28
SUPREME INDUSTRIES INC
filed 2014-07-30
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at July 28, 2014
Class A	14,737,922
Class B	1,771,949

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 28,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,549,318	$3,894,277
Investments	2,914,660	2,865,287
Accounts receivable, net	21,867,794	21,623,319
Inventories	24,590,163	32,496,255
Deferred income taxes	1,866,907	1,844,648
Other current assets	1,125,906	3,199,571
Total current assets	64,914,748	65,923,357

Property, plant and equipment, at cost	95,602,834	95,541,208
Less, Accumulated depreciation and amortization	49,244,651	49,153,369
Property, plant and equipment, net	46,358,183	46,387,839

Other assets	1,067,195	1,219,655
Total assets	$112,340,126	$113,530,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	12,712,063	15,888,955
Other accrued liabilities	10,901,268	11,787,833
Total current liabilities	24,279,999	28,343,456

Long-term debt	8,666,664	8,999,998
Deferred income taxes	1,749,220	2,078,366
Other long-term liabilities	53,641	28,864
Total liabilities	34,749,524	39,450,684

Stockholders’ equity	77,590,602	74,080,167
Total liabilities and stockholders’ equity	$112,340,126	$113,530,851

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Net sales	$71,552,068	$68,909,290	$124,945,625	$125,280,459
Cost of sales	56,914,412	54,386,401	102,417,462	99,654,522
Gross profit	14,637,656	14,522,889	22,528,163	25,625,937

Selling, general and administrative expenses	8,301,473	8,126,775	15,821,463	15,931,705
Other income	(61,970)	(16,733)	(99,195)	(723,695)
Operating income	6,398,153	6,412,847	6,805,895	10,417,927

Interest expense	77,335	39,472	153,446	137,565
Income from continuing operations before income taxes	6,320,818	6,373,375	6,652,449	10,280,362

Income tax expense	2,065,386	2,399,580	2,173,000	3,696,085
Income from continuing operations	4,255,432	3,973,795	4,479,449	6,584,277

Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	—	87,036	—
Operating loss of discontinued operations, net of tax	—	(3,048,664)	(1,654,459)	(3,355,340)
Loss of discontinued operations, net of tax	—	(3,048,664)	(1,567,423)	(3,355,340)

Net income	4,255,432	925,131	2,912,026	3,228,937

Other comprehensive income (loss), net of tax	14,782	(26,815)	21,042	(31,269)
Comprehensive income	$4,270,214	$898,316	$2,933,068	$3,197,668

Basic income (loss) per share:
Income from continuing operations	$0.26	$0.25	$0.27	$0.41
Loss from discontinued operations	—	(0.19)	(0.09)	(0.21)
Net income	$0.26	$0.06	$0.18	$0.20

Diluted income (loss) per share:
Income from continuing operations	$0.25	$0.24	$0.26	$0.40
Loss from discontinued operations	—	(0.18)	(0.09)	(0.20)
Net income	$0.25	$0.06	$0.17	$0.20

Shares used in the computation of income (loss) per share:
Basic	16,341,887	16,098,387	16,258,466	16,053,098
Diluted	16,757,781	16,462,115	16,705,887	16,356,692

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 28,	June 29,
	2014	2013
Cash flows from operating activities:
Net income	$2,912,026	$3,228,937
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,917,847	1,761,455
Provision for losses on doubtful receivables	2,944	77,505
Deferred income taxes	(351,405)	755,749
Stock-based compensation expense	225,642	192,017
Gain on sale of discontinued operations	(127,994)	—
(Gain) loss on sale of property, plant and equipment, net	48,920	(346,393)
Changes in operating assets and liabilities	1,525,543	(1,193,616)

Net cash provided by operating activities	6,153,523	4,475,654

Cash flows from investing activities:
Proceeds from sale of discontinued operations	3,884,656	—
Additions to property, plant and equipment	(1,442,337)	(3,660,390)
Proceeds from sale of property, plant and equipment	54,863	1,245,459
Proceeds from sale of investments	2,887,193	34,769
Purchases of investments	(2,901,248)	—

Net cash provided by (used in) investing activities	2,483,127	(2,380,162)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	—	46,442,128
Repayments of revolving line of credit and other long-term debt	(333,334)	(48,354,219)
Payment of debt issuance costs	—	(353,383)
Proceeds from exercise of stock options	351,725	136,148

Net cash provided by (used in) financing activities	18,391	(2,129,326)

Change in cash and cash equivalents	8,655,041	(33,834)

Cash and cash equivalents, beginning of period	3,894,277	59,056

Cash and cash equivalents, end of period	$12,549,318	$25,222

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and six months ended June 28, 2014 and June 29, 2013 are for 13-week and 26-week periods, respectively.

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In May 2014, the Financial Accounting Standards Board issued guidance on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance supersedes existing U.S. GAAP and industry-specific guidance related to revenue recognition.  The Company has the option to apply the provisions of the guidance using one of the following two methods:  (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial adoption.  The guidance is effective for annual and interim periods beginning after December 15, 2016.  Early adoption of the guidance is not permitted.  The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its results of operations or financial condition.

NOTE 3 — DISCONTINUED OPERATIONS

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

On February 28, 2014, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets of the Company’s shuttle bus division. Pursuant to the terms of the Agreement and upon satisfaction of the closing conditions, the Company sold the assets of the shuttle bus operations including: machinery and equipment, inventory, trademarks,  engineering drawings, bills of materials, customer lists, customer purchasing histories, price lists, distribution lists, supplier lists, production data, quality control records, procedures related to the shuttle bus business, demonstrator vehicles, and all open purchase orders and unexpired governmental and municipal bid contracts. In addition, the purchaser assumed certain warranty obligations.

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

The results for the shuttle bus division are classified as discontinued operations as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net sales	$—	$7,637,937	$6,549,209	$17,147,659
Loss before income taxes	—	(5,006,017)	(2,306,655)	(5,509,590)
Loss after income taxes	—	(3,048,664)	(1,567,423)	(3,355,340)

NOTE 4 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	June 28,	December 28,
	2014	2013
Raw materials	$17,250,905	$20,877,513
Work-in-progress	2,752,850	3,673,301
Finished goods	4,586,408	7,945,441
	$24,590,163	$32,496,255

NOTE 5 — OTHER CURRENT ASSETS

Other current assets included assets held for sale of $0.5 million at December 28, 2013. During the first quarter of 2014, the Company reclassified the $0.5 million from assets held for sale to property, plant, and equipment.

NOTE 6 — FAIR VALUE MEASUREMENT

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of June 28, 2014, and December 28, 2013, because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of June 28, 2014, and December 28, 2013, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 7 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo. Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  Financial covenants in the Credit Agreement include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures. As of June 28, 2014, the effective interest rate for all borrowings against the Credit Agreement was 2.48% and the Company was in compliance with all three financial covenants.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion. As of June 28, 2014, and December 28, 2013, there were no borrowings against the revolving credit facility.  The Company had unused credit capacity of $31.3 million at June 28, 2014.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR (as defined in the Credit Agreement), with the remaining balance due upon maturity on December 19, 2017. As of June 28, 2014, the outstanding balance under the term loan facility was $9.3 million.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement and aggregated $3.7 million at June 28, 2014.

NOTE 8 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock for the six months ended June 28, 2014:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 28, 2013	110,431	$3.99
Granted	60,896	$4.83
Vested	(31,063)	$4.25
Unvested, June 28, 2014	140,264	$5.10

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the six months ended June 28, 2014 was $143,142.

A summary of the status of the Company’s outstanding stock options as of June 28, 2014, and changes during the six months ended June 28, 2014 are as follows:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 28, 2013	535,431	$2.79
Granted	—	—
Exercised	(151,504)	$3.43
Expired	—	—
Forfeited	—	—
Outstanding, June 28, 2014	383,927	$2.54

As of June 28, 2014, outstanding exercisable options had an intrinsic value of $1,480,722 and a weighted-average remaining contractual life of 2.2 years.

Total unrecognized compensation expense related to all share-based awards outstanding at June 28, 2014, was $716,031 and will be recorded over a weighted average contractual life of 2.2 years.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted during the first six months of 2014 totaled 12,432 and stock-based compensation expense recognized during the six months ended June 28, 2014 was $82,500.

NOTE 9 — INCOME TAXES

For the three and six months ended June 28, 2014, the Company recorded income tax expense from continuing operations of $2.1 million and $2.2 million at an effective tax rate of 32.7%.   For the three and six months ended June 29, 2013, the Company recorded income tax expense from continuing operations of $2.4 million and $3.7 million at an effective tax rate of 37.7% and 36.0% respectively.  The year-over-year reduction in effective tax rate was primarily due to reductions in: (1) the Company’s state effective tax rate due to mix of income by state, (2) increased benefit from its captive insurance company, and (3) increased benefit from the allowable domestic manufacturing deduction.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is a nationwide manufacturer of truck bodies and specialty vehicles produced to the specifications of its customers. The Company’s transportation equipment products are used by a wide variety of industrial, commercial and law enforcement customers.

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

Overview

Consolidated net sales from continuing operations grew to $71.6 million in the second quarter, a 3.8% increase compared with $68.9 million during the second quarter of last year. Higher sales of Specialty Vehicles accounted for a majority of the revenue increase. Consolidated net sales from continuing operations in the first half of 2014 were essentially flat with last year at $124.9 million, versus $125.3 million. The 2013 ordering patterns from fleet customers were later than normal and, as a result, a higher proportion of retail sales were recorded in the second quarter and first half of last year versus 2014.

Gross profit from continuing operations was $14.6 million, or 20.5% of net sales, in the second quarter of 2014, compared with $14.5 million, or 21.1% of net sales, in the second quarter of 2013. The current quarter gross margin percentage decline was primarily due to customer and product mix.  Additionally, prior year margins benefited from a greater proportion of higher-margin retail truck sales due to fleet orders being placed later than normal in 2013.  Gross margin, as a percentage of net sales, was 18.0%, compared with 20.5% in the first half of 2013. This reflects first half of 2014 gross profit declining to $22.5 million, compared with $25.6 million in last year’s comparable period primarily due to unfavorable product mix, shortages of light-duty chassis, and severe weather conditions, all occurring in the first quarter of 2014.

Income from continuing operations improved to $4.3 million, or $0.25 per diluted share during the second quarter of 2014, up from $4.0 million, or $0.24 per diluted share in the same quarter of 2013.  Income from continuing operations in the first half of 2014 was $4.5 million, or $0.26 per diluted share, compared with $6.6 million, or $0.40 per diluted share, a year ago.

During the first quarter of 2014, the previously disclosed divestiture of the Company’s shuttle bus assets was completed.  The shuttle bus business has been reclassified as discontinued operations in the Company’s financial statements and certain amounts in the 2013 corresponding periods have been adjusted to conform to the 2014 presentation.  The changes had no effect on stockholder’s equity or overall net income as previously reported.  The Company recorded a small gain on the sale of its shuttle bus assets, which is reported as discontinued operations. Proceeds from the asset sale were $3.9 million.

Net income for the second quarter improved to $4.3 million, or $0.25 per diluted share, up from net income of $0.9 million, or $0.06 per diluted share, in last year’s comparable quarter.  For the six months ended June 28, 2014, net income was $2.9 million, or $0.17 per diluted share, compared with $3.2 million, or $0.20 per diluted share in 2013.

Additional comparative financial highlights included:

•                  Sales backlog at the end of the second quarter of 2014 was $56.8 million, compared with $62.9 million at the end of 2013’s second quarter.  Second quarter 2013 sales backlog included $8.9 million of fleet orders that were placed later than normal in the year.  The mid-2013 backlog has been adjusted to reflect the divestiture of the shuttle bus business.

•                  Cash and cash equivalents increased to $12.5 million at June 28, 2014, up from $3.9 million at December 28, 2013, reflecting the Company’s strengthening balance sheet.

•                  Working capital was $40.6 million at June 28, 2014, compared with $37.6 million at December 28, 2013.

•                  Net cash provided by operating activities in the first half of 2014 totaled $6.2 million, compared with cash provided by operating activities of $4.5 million in the first half of 2013.

•                  Total debt at the end of the second quarter of 2014 was $9.3 million, compared with $9.7 million at December 28, 2013.

•                  Stockholders’ equity at the end of the second quarter of 2014 was $77.6 million, compared with $74.1 million at December 28, 2013.

•                  Book value, on a per-share basis, was $4.74 at June 28, 2014, versus $4.59 at December 28, 2013.

During the first half of 2014, the product mix, delayed deliveries from major chassis suppliers and extreme weather conditions had a negative impact on sales and gross profit.  As we manage the Company for profitable growth, our key areas of ongoing focus include:

•                  Mitigating our business risk from future chassis supply interruptions by increasing the size of our pools of chassis and broadening the product offering;

•                  Compression of our overall order to cash conversion cycle;

•                  Continuing to focus on improving our facilities to further drive productivity gains;

•                  Strategically driving top-line growth; and

•                  Continuing our product development initiatives related to both new and existing products.

As we continue through 2014, we will strive to broaden customer relationships and meet customer demands with high quality service that exceeds our customers’ expectations.   Our focus will be to implement strategic initiatives targeted to leverage the strong foundation built to make further improvements in our future financial performance.

Net Sales

Net sales for the three months ended June 28, 2014 increased $2.7 million, or 3.8%, to $71.6 million as compared with $68.9 million for the three months ended June 29, 2013.  Net sales for the six months ended June 28, 2014 decreased $0.4 million, or 0.3%, to $124.9 million as compared with $125.3 million for the six months ended June 29, 2013.

The increase in sales for the second quarter of the 2014 was due to the higher Specialty Vehicle shipments led by improved sales to the U.S. Department of State and other armored vehicle customers, offsetting lower truck sales in the second quarter.  The decline in truck sales was due to lower retail sales partially offset by higher fleet sales in 2014.  The slight decrease in sales in the first half of 2014 was affected by chassis supply delays and fewer production days due to weather-related plant closures during the first quarter.  The Company took action to reduce the risk of future chassis supply interruptions by increasing the size of our chassis bailment pools and broadening the product offering. To address the lower retail sales volume, the Company has expanded and upgraded sales personnel in key markets. We also rolled out a proprietary, lightweight body wall, FiberPanel™ HC, which allows customers to reduce their operating costs by increasing payload.  Trolley sales have seen modest improvement for the six months ended June 28, 2014, as compared with the corresponding period in 2013.  The recent divestiture of the shuttle bus business will allow us to concentrate our resources on growing the trolley product line and increasing our market penetration.

Gross profit and cost of sales

For the three months ended June 28, 2014, gross profit from continuing operations was $14.6 million, or 20.5% of net sales, compared with $14.5 million, or 21.1% of net sales, in the second quarter of 2013. Gross profit for the first half of 2014 was $22.5 million, or 18.0% of net sales, compared with $25.6 million, or 20.5% of net sales, in the first half of 2013.

Cost of sales, as a percentage of net sales, was unfavorably impacted in the second quarter and year-to-date.   The material percentage benefited from a greater proportion of higher-margin retail truck sales due to fleet orders being placed later than normal in 2013. The 2014 fleet ordering patterns have returned to normal and, as a result, the second quarter of 2014 included more fleet business versus 2013.     Offsetting the material improvement, direct labor as a percentage of nets sales increased in the second quarter due to product mix while production inefficiencies resulting from chassis supply shortages and extreme weather conditions impacted the first quarter of 2014.  Additionally, manufacturing overhead as a percentage of net sales for both periods increased due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.  The Company also incurred increased costs due to higher energy costs early in the year resulting from the inclement weather and startup costs in the first quarter to open new lines for fleet production.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased by $0.2 million, or 0.2% as a percentage of net sales, to $8.3 million for the three months ended June 28, 2014, as compared with $8.1 million for the three months ended June 29, 2013.  Selling and G&A expenses decreased by $0.1 million to $15.8 million for the six months ended June 28, 2014, as compared with $15.9 million for the six months ended June 29, 2013.

Selling expenses decreased for the three and six months ended June 28, 2014, as compared to the corresponding periods in 2013.   The decrease was due to lower sales commissions resulting from lower sales volume, and a change in product mix which included lower commissionable products.  To a lesser extent, the Company received less marketing program incentives from chassis suppliers in the first half of 2014.  The decreases were partially offset by higher sales wages as the Company improved its market presence by expanding and upgrading sales personnel in key regions.  G&A expenses increased for the three and six months ended June 28, 2014, as compared to the corresponding periods in 2013.  The increase for both periods was the result of higher salary costs resulting from select headcount additions for key positions and annual merit increases, partially offset by lower legal fees and profit-based incentive compensation plans.

Other income

Other income was $62 thousand and $0.1 million for the three and six months ended June 28, 2014, compared with $17 thousand and $0.7 million for the three and six months ended June 29, 2013. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first quarter of 2013, the Company realized a gain of approximately $0.4 million on the sale of real estate.

Interest expense

Interest expense was $77 thousand and $0.2 million for the three and six months ended June 28, 2014, compared with $39 thousand and $0.1 million for the three and six months ended June 29, 2013.  Interest expense includes bank debt and chassis interest on bailment chassis pools offset by interest support received from the chassis manufacturers.  The effective interest rate on bank borrowings was 2.48% at June 28, 2014, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the three and six months ended June 28, 2014, the Company recorded income tax expense from continuing operations of $2.1 million and $2.2 million at an effective tax rate of 32.7%.   For the three and six months ended June 29, 2013, the Company recorded income tax expense from continuing operations of $2.4 million and $3.7 million at an effective tax rate of 37.6% and 36.0% respectively.  The year-over-year reduction in effective tax rate was primarily due to reductions in: (1) the Company’s state effective tax rate due to mix of income by state, (2) increased benefit from its captive insurance company, and (3) increased benefit from the allowable domestic manufacturing deduction.

Net income from continuing operations

Net income from continuing operations for the three months ended June 28, 2014 was $4.3 million, or $0.25 per diluted share, compared with net income of $4.0 million, or $0.24 per diluted share for the comparable period last year. Net income from continuing operations for the six months ended June 28, 2014 was $4.5 million, or $0.26 per diluted share, compared with net income of $6.6 million, or $0.40 per diluted share for the comparable period last year.

Discontinued operations

The Company decided to discontinue its shuttle bus operations on December 31, 2013.  On February 28, 2014, the Company entered into an Asset Purchase Agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the prior period results as discontinued operations.    The after-tax loss from the discontinued operations was $3.0 million for the three months ended June 29, 2013.  For the six months ended June 28, 2014 and June 29, 2013, the after-tax loss from discontinued operations was $1.6 million and $3.4 million, respectively.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from period to period:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic income (loss) per share:
Income from continuing operations	$0.26	$0.25	$0.27	$0.41
Loss from discontinued operations	—	(0.19)	(0.09)	(0.21)
Net income per share	$0.26	$0.06	$0.18	$0.20

Diluted income (loss) per share:
Income from continuing operations	$0.25	$0.24	$0.26	$0.40
Loss from discontinued operations	—	(0.18)	(0.09)	(0.20)
Net income per share	$0.25	$0.06	$0.17	$0.20

Shares used in the computation of income (loss) per share:

Basic	16,341,887	16,098,387	16,258,466	16,053,098
Diluted	16,757,781	16,462,115	16,705,887	16,356,692

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreement. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operations represent the net income in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash provided by operating activities totaled $6.2 million for the six months ended June 28, 2014, as compared with $4.5 million for the six months ended June 29, 2013. During the first half of 2014, changes in operating assets and liabilities were impacted by a $3.8 million decrease in inventories primarily due to the completion of fleet orders and the wind down of discontinued shuttle bus operations. This was partially offset by a $3.2 million decrease in trade accounts payable.

During the first half of 2013, changes in operating assets and liabilities were impacted by a $4.9 million increase in inventories and a $3.5 million increase in accounts receivable, both reflecting increased business activity at the end of June 2013 as compared to the end of December 2012. These were partially offset by a $3.3 million increase in trade accounts payable related primarily to the increase in inventories necessary to support the increase in sales order backlog at June 29, 2013 as compared to the end of December 2012.

Investing activities

Cash provided by investing activities was $2.5 million for the six months ended June 28, 2014 as compared with cash used by investing activities of $2.4 million for the six months ended June 29, 2013. During the first half of 2014, the Company completed the sale of its shuttle bus operations and received net proceeds of $3.9 million. The Company’s capital expenditures totaled $1.4 million which consisted of investment in process improvements and replacement capital expenditures. During the first half of 2013, the Company’s capital expenditures totaled $3.7 million and consisted primarily of investments in facilities and equipment. Additionally during the first half of 2013 net cash of $1.2 million was received as a result of the sale of an excess capacity facility in Goshen, Indiana, which was previously included in assets held for sale.

Financing activities

Financing activities provided minimal cash for the six months ended June 28, 2014 as compared with cash used by financing activities of $2.1 million for the six months ended June 29, 2013. During the first half of 2014, the Company used $0.3 million to make a scheduled quarterly principal payment on its outstanding term loan and received $0.4 million from the exercise of stock options. During the first half of 2013, net cash used in financing activities was $2.1 million, resulting primarily from payments against the Company’s revolving line of credit and other long-term debt.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank. Under the terms of the Credit Agreement, Wells Fargo agrees to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $31.3 million at June 28, 2014 and was in compliance with all provisions of its credit agreement.

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

In May 2014, the Financial Accounting Standards Board issued guidance on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance supersedes existing U.S. GAAP and industry-specific guidance related to revenue recognition and is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its results of operations or financial condition.

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

ITEM 4.                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial

Officer concluded that the Company’s disclosure controls and procedures are effective as of June 28, 2014.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as a part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

March 30, 2014 to April 26, 2014	19,241	$8.73	N/A	N/A

April 27, 2014 to May 24, 2014	N/A	N/A	N/A	N/A

May 25, 2014 to June 28, 2014	N/A	N/A	N/A	N/A

Total	19,241	$8.73	—	—

(1)         Shares acquired by the Company in connection with the exercise of a stock option.

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

Exhibit 3.4*	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 16, 2014.
Exhibit 3.5	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, filed on July 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: July 30, 2014		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: July 30, 2014		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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

Exhibit 3.4*	Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 16, 2014.
Exhibit 3.5	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, filed on July 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Consolidated Financial Statements.

*Filed herewith.