Form 10-Q
period 2014-09-27
SUPREME INDUSTRIES INC
filed 2014-10-30
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at October 22, 2014
Class A	14,767,217
Class B	1,771,949

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 27,	December 28,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$11,443,509	$3,894,277
Investments	2,900,193	2,865,287
Accounts receivable, net	23,040,051	21,623,319
Inventories	25,262,531	32,496,255
Deferred income taxes	1,681,221	1,844,648
Other current assets	2,548,298	3,199,571
Total current assets	66,875,803	65,923,357

Property, plant and equipment, at cost	95,174,090	95,541,208
Less, Accumulated depreciation and amortization	49,009,093	49,153,369
Property, plant and equipment, net	46,164,997	46,387,839

Other assets	990,965	1,219,655
Total assets	$114,031,765	$113,530,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	12,185,751	15,888,955
Other accrued liabilities	10,491,667	11,787,833
Total current liabilities	23,344,086	28,343,456

Long-term debt	8,499,997	8,999,998
Deferred income taxes	2,348,092	2,078,366
Other long-term liabilities	19,471	28,864
Total liabilities	34,211,646	39,450,684

Stockholders’ equity	79,820,119	74,080,167
Total liabilities and stockholders’ equity	$114,031,765	$113,530,851

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Net sales	$58,023,699	$56,656,038	$182,969,324	$181,936,497
Cost of sales	46,736,407	45,041,492	149,153,869	144,696,014
Gross profit	11,287,292	11,614,546	33,815,455	37,240,483

Selling, general and administrative expenses	7,783,492	7,733,558	23,604,955	23,665,263
Other income	(299,148)	(88,908)	(398,343)	(812,603)
Operating income	3,802,948	3,969,896	10,608,843	14,387,823

Interest expense	101,983	289,048	255,429	426,613
Income from continuing operations before income taxes	3,700,965	3,680,848	10,353,414	13,961,210

Income tax expense	1,232,000	1,189,395	3,405,000	4,885,480
Income from continuing operations	2,468,965	2,491,453	6,948,414	9,075,730

Discontinued operations
Gain on sale of discontinued operations, net of tax	—	—	87,036	—
Operating loss from discontinued operations, net of tax	—	(960,016)	(1,654,459)	(4,315,356)
Loss from discontinued operations, net of tax	—	(960,016)	(1,567,423)	(4,315,356)

Net income	2,468,965	1,531,437	5,380,991	4,760,374

Other comprehensive income (loss), net of tax	(4,309)	(31,265)	16,733	(62,534)
Comprehensive income	$2,464,656	$1,500,172	$5,397,724	$4,697,840

Basic income (loss) per share:
Income from continuing operations	$0.15	$0.15	$0.42	$0.56
Loss from discontinued operations	—	(0.06)	(0.09)	(0.26)
Net income	$0.15	$0.09	$0.33	$0.30

Diluted income (loss) per share:
Income from continuing operations	$0.15	$0.15	$0.41	$0.55
Loss from discontinued operations	—	(0.06)	(0.09)	(0.26)
Net income	$0.15	$0.09	$0.32	$0.29

Shares used in the computation of income (loss) per share:
Basic	16,385,403	16,160,518	16,311,598	16,087,864
Diluted	16,762,994	16,546,113	16,714,412	16,425,542

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 27,	September 28,
	2014	2013
Cash flows from operating activities:
Net income	$5,380,991	$4,760,374
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,834,556	2,657,081
Provision for losses on doubtful receivables	2,837	77,278
Deferred income taxes	433,153	230,462
Stock-based compensation expense	356,961	313,563
Gain on sale of discontinued operations	(127,994)	—
(Gain) loss on sale of property, plant and equipment, net	111,508	(352,893)
Changes in operating assets and liabilities	(2,674,898)	(5,382,460)

Net cash provided by operating activities	6,317,114	2,303,405

Cash flows from investing activities:
Proceeds from sale of discontinued operations	3,884,656	—
Additions to property, plant and equipment	(2,901,331)	(5,042,419)
Proceeds from sale of property, plant and equipment	803,976	1,251,959
Proceeds from sale of investments	3,175,591	41,646
Purchases of investments	(3,216,041)	(20,824)

Net cash provided by (used in) investing activities	1,746,851	(3,769,638)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	—	59,583,131
Repayments of revolving line of credit and other long-term debt	(500,001)	(57,933,289)
Payment of cash dividends	(413,326)	—
Payment of debt issuance costs	—	(358,975)
Proceeds from exercise of stock options	398,594	136,148

Net cash provided by (used in) financing activities	(514,733)	1,427,015

Change in cash and cash equivalents	7,549,232	(39,218)

Cash and cash equivalents, beginning of period	3,894,277	59,056

Cash and cash equivalents, end of period	$11,443,509	$19,838

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and nine months ended September 27, 2014 and September 28, 2013 are for 13-week and 39-week periods, respectively.

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

The results for the shuttle bus division are classified as discontinued operations as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net sales	$—	$10,654,815	$6,549,209	$27,802,474
Loss before income taxes	—	(1,576,381)	(2,306,655)	(7,085,971)
Loss after income taxes	—	(960,016)	(1,567,423)	(4,315,356)

NOTE 4 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	September 27,	December 28,
	2014	2013
Raw materials	$17,797,423	$20,877,513
Work-in-progress	2,941,077	3,673,301
Finished goods	4,524,031	7,945,441
	$25,262,531	$32,496,255

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

Derivatives:  Our derivative instruments consist of interest rate swaps, currently reflected as other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company obtains fair values from financial institutions that utilize internal models with observable market data inputs to estimate the fair value of these instruments (Level 2 inputs).

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of September 27, 2014, and December 28, 2013, because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of September 27, 2014, and December 28, 2013, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 6 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo. Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  Financial covenants in the Credit Agreement include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures. As of September 27, 2014, the effective interest rate for all borrowings against the Credit Agreement was 2.49% and the Company was in compliance with all three financial covenants.  On August 27, 2014, the Company entered into an amendment of its Credit Agreement. The amendment changed the cash dividend limit from a percentage of consolidated net income for the immediately preceding fiscal quarter to a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion. As of September 27, 2014, and December 28, 2013, there were no borrowings against the revolving credit facility. Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement and aggregated $3.7 million at September 27, 2014. As a result, the Company had unused credit capacity of $31.3 million at September 27, 2014.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR (as defined in the Credit Agreement), with the remaining balance due upon maturity on December 19, 2017. As of September 27, 2014, the outstanding balance under the term loan facility was $9.2 million.

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

NOTE 7 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the unvested restricted stock for the nine months ended September 27, 2014:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 28, 2013	110,431	$3.99
Granted	60,896	$6.87
Vested	(48,287)	$4.69
Unvested, September 27, 2014	123,040	$5.14

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the nine months ended September 27, 2014 was $226,336.

A summary of the status of the Company’s outstanding stock options as of September 27, 2014, and changes during the nine months ended September 27, 2014 are as follows:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 28, 2013	535,431	$2.79
Granted	—	—
Exercised	(174,639)	$3.24
Expired	—	—
Forfeited	—	—
Outstanding, September 27, 2014	360,792	$2.58

As of September 27, 2014, outstanding exercisable options had an intrinsic value of $1,931,538 and a weighted-average remaining contractual life of 1.9 years.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted during the first nine months of 2014 totaled 19,838 and stock-based compensation expense recognized during the nine months ended September 27, 2014 was $130,625.

Total unrecognized compensation expense related to all share-based awards outstanding at September 27, 2014, was $680,962 and will be recorded over a weighted average contractual life of 1.9 years.

NOTE 8 — INCOME TAXES

For the three and nine months ended September 27, 2014, the Company recorded income tax expense from continuing operations of $1.2 million and $3.4 million at an effective tax rate of 33.3% and 32.9%, respectively.  For the three and nine months ended September 28, 2013, the Company recorded income tax expense from continuing operations of $1.2 million and $4.9 million at an effective tax rate of 32.3% and 35.0%, respectively. The year-over-year reduction in effective tax rate was primarily due to reductions in: (1) the Company’s state effective tax rate due to mix of income by state, (2) increased benefit from its captive insurance company, and (3) increased benefit from the allowable domestic manufacturing deduction.

NOTE 9 — COMMON STOCK

The Company paid a two and one-half cent ($.025) per share cash dividend to all Class A and Class B common stockholders during the quarter ended September 27, 2014.

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Established in 1974 as a truck body manufacturer, Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is a nationwide manufacturer of truck bodies, trolleys and specialty vehicles produced to the specifications of its customers. The Company’s transportation equipment products are used by a wide variety of industrial, commercial and law enforcement customers.

The Company utilizes a nationwide direct sales and distribution network consisting of approximately 1,000 commercial truck dealers and a limited number of truck equipment distributors.  The Company’s manufacturing and service facilities are located in six states across the continental United States allowing us to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand-name recognition, extensive product offerings, bailment pool chassis arrangements, and product innovation competitively position Supreme with a strategic footprint in the markets it serves.

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

Overview

Consolidated net sales from continuing operations grew to $58.0 million in the third quarter, a 2.4% increase compared with $56.7 million during the third quarter of last year. Consolidated net sales from continuing operations in the first nine months of 2014 increased slightly to $183.0 million, versus $181.9 million during the first nine months of 2013. The increase for both periods was due to higher sales of specialty vehicles and trolleys partially offset by a slight decline in truck sales.

Gross profit from continuing operations was $11.3 million, or 19.5% of net sales, in the third quarter of 2014, compared with $11.6 million, or 20.5% of net sales, in the third quarter of 2013. The decrease of $0.3 million was primarily due to product and customer mix.  Gross profit from continuing operations was $33.8 million, or 18.5% of net sales, for the nine months ended September 27, 2014 compared with $37.2 million, or 20.5% of net sales, for the nine months ended September 28, 2013.  The decrease was primarily due to changes in product mix, and a shortage of light-duty chassis and severe weather conditions which occurred in the first quarter of 2014.

Income from continuing operations remained unchanged at $2.5 million, or $0.15 per diluted share, during the third quarter of 2014, as compared with $2.5 million, or $0.15 per diluted share in the same quarter of 2013.  Income from continuing operations in the first nine months of 2014 was $6.9 million, or $0.41 per diluted share, compared with $9.1 million, or $0.55 per diluted share, during the same period in 2013.

During the first quarter of 2014, the previously disclosed divestiture of the Company’s shuttle bus assets was completed.  The shuttle bus business has been reclassified as discontinued operations in the Company’s financial statements and amounts in the 2013 corresponding periods have been adjusted to conform to the 2014 presentation.  The reclassifications had no effect on stockholders’ equity or overall net income as previously reported.  The Company recorded a gain on the sale of its shuttle bus assets of $0.1 million, net of tax, which is included in the results from discontinued operations. Proceeds from the asset sale were $3.9 million.

Net income for the third quarter improved to $2.5 million, or $0.15 per diluted share, up from net income of $1.5 million, or $0.09 per diluted share, in last year’s third quarter.  For the nine months ended September 27, 2014, net income was $5.4 million, or $0.32 per diluted share, compared with $4.8 million, or $0.29 per diluted share for the nine months ended September 28, 2013.

Our sales order backlog at the end of the third quarter of 2014 was $50.8 million, compared with $68.7 million at the end of 2013’s third quarter.  The decline in backlog from last year’s end of quarter levels reflects a fleet order being placed later than normal in 2013, which resulted in fleet runs carrying over into last year’s fourth quarter of 2013 and remaining in our backlog at the end of September 2013.  The 2013 backlog has been adjusted to reflect the divestiture of the shuttle bus business.

Additional comparative financial highlights included:

•                  Cash and cash equivalents increased to $11.4 million at September 27, 2014, up from $3.9 million at December 28, 2013, reflecting the Company’s strengthening balance sheet.

•                  Total term-debt at the end of the third quarter of 2014 was $9.2 million, compared with $9.7 million at December 28, 2013.  The Company had no outstanding balance on the revolving credit facility at September 27, 2014.

•                  Stockholders’ equity at the end of the third quarter of 2014 increased to $79.8 million, compared with $74.1 million at December 28, 2013.

•                  Book value, on a per-share basis, was $4.87 at September 27, 2014, versus $4.59 at December 28, 2013.

Throughout the first three quarters of 2014, we have made steady progress towards our strategic goals.  We have invested capital to target growth and efficiency, and elevated customer focus across the organization.  As we manage the Company for profitable growth, our key areas of ongoing focus include:

•                  Mitigating our business risk from future chassis supply interruptions by increasing the size of our pools of chassis;

•                  Broadening the product offering;

•                  Compression of our overall order-to-cash conversion cycle;

•                  Improving our facilities to drive further productivity gains;

•                  Strategically driving top-line growth and profitability; and

•                  Continuing our product development initiatives related to both new and existing products.

Our increasingly strong financial condition and liquidity allowed us to reinstate a quarterly cash dividend in the third quarter of 2014 as a means of returning capital to our shareholders.  During the remainder of 2014, we will strive to broaden customer relationships and meet customer demands with high quality products and service.

Net Sales

Net sales for the three months ended September 27, 2014 increased $1.3 million, or 2.3%, to $58.0 million as compared with $56.7 million for the three months ended September 28, 2013.  Net sales for the nine months ended September 27, 2014 increased $1.1 million, or 0.6%, to $183.0 million as compared with $181.9 million for the nine months ended September 28, 2013.

The increase in sales of $1.3 million for the third quarter of the 2014 was due to the higher specialty vehicle shipments and trolley sales offsetting lower truck sales.  The decline in truck sales was due to lower fleet sales partially offset by higher retail sales in 2014.  For the nine months ended 2014, sales modestly increased $1.1 million due to higher sales of specialty vehicles and trolleys partially offset by lower truck sales.  During the first quarter of 2014, sales were impacted by chassis supply delays and fewer production days due to weather-related plant closures.  The Company took action to reduce the risk of future chassis supply interruptions by increasing the size of its chassis bailment pools and broadening the product offering. Recently, the Company has expanded and upgraded sales personnel to generate growth in key geographic markets. We also introduced a proprietary, lightweight body wall, FiberPanel™ HC, which allows customers to reduce their operating costs by increasing payload.

Gross profit and cost of sales

For the three months ended September 27, 2014, gross profit from continuing operations was $11.3 million, or 19.5% of net sales, compared with $11.6 million, or 20.5% of net sales, in the third quarter of 2013. Gross profit for the first nine months of 2014 was $33.8 million, or 18.5% of net sales, compared with $37.2 million, or 20.5% of net sales, in the first nine months of 2013.

Gross margin, as a percentage of net sales, decreased 1% for the three months ended September 27, 2014 compared with the same period in the prior year quarter primarily due to customer and product mix.  The material percentage increased due to product mix which was somewhat offset by a decrease in the direct labor percentage from improved efficiencies at the facilities.  Overhead for the three months ended September 27, 2014 was elevated resulting from higher group health insurance costs.  The Company continues to implement changes to its group health insurance plan with the goal of improving the overall health and the cost consciousness of its workforce.  For the nine months ended September 27, 2014, the gross margin, as a percentage of net sales, decreased approximately 2% from the prior year primarily due to customer and product mix.  Additionally, production inefficiencies resulting from chassis supply shortages and extreme weather conditions adversely impacted the first quarter of 2014.  The Company also incurred increased costs due to higher energy costs early in the year resulting from the inclement weather and startup costs in the first quarter to open new lines for fleet production.

Selling, general and administrative expenses

Selling, general and administrative (“G&A”) expenses increased slightly by $0.1 million, or 0.6% as a percentage of net sales, to $7.8 million for the three months ended September 27, 2014, as compared with $7.7 million for the three months ended September 28, 2013.  Selling and G&A expenses decreased by $0.1 million to $23.6 million for the nine months ended September 27, 2014, as compared with $23.7 million for the nine months ended September 28, 2013.

Selling expenses decreased for the three and nine months ended September 27, 2014, as compared to the corresponding periods in 2013.  The decrease was due to lower sales commissions resulting from a change in product mix which included lower commissionable products and the Company receiving more marketing program incentives from chassis suppliers during the first nine months of 2014.  The decrease was partially offset by higher sales wages and related costs as the Company improved its market presence by expanding and upgrading sales personnel in key regions.  G&A expenses increased for the three and nine months ended September 27, 2014, as compared to the corresponding periods in 2013.  The increase for both periods was the result of higher salary costs resulting from select headcount additions for key positions and annual merit increases, partially offset by lower legal fees and profit-based incentive compensation plans.

Other income

Other income was $0.3 million and $0.4 million for the three and nine months ended September 27, 2014, respectively, compared with $0.1 million and $0.8 million for the three and nine months ended September 28, 2013, respectively. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first quarter of 2013, the Company realized a gain of approximately $0.4 million on the sale of real estate.

Interest expense

Interest expense includes bank debt and chassis interest on bailment pool chassis offset by interest support received from the chassis manufacturers.  Interest expense was $0.1 million and $0.3 million for the three and nine months ended September 27, 2014, compared with $0.3 million and $0.4 million for the three and nine months ended September 28, 2013.  The reduction in interest expense for both periods was the result of lower net borrowings and less net chassis bailment pool interest.  The effective interest rate on bank borrowings was 2.49% at September 27, 2014, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the three and nine months ended September 27, 2014, the Company recorded income tax expense from continuing operations of $1.2 million and $3.4 million at an effective tax rate of 33.3% and 32.9%, respectively.  For the three and nine months ended September 28, 2013, the Company recorded income tax expense from continuing operations of $1.2 million and $4.9 million at an effective tax rate of 32.3% and 35.0% respectively.  The year-over-year reduction in effective tax rate was primarily due to reductions in: (1) the Company’s state effective tax rate due to mix of income by state, (2) increased benefit from its captive insurance company, and (3) increased benefit from the allowable domestic manufacturing deduction.

Income from continuing operations

Income from continuing operations for the three months ended September 27, 2014 remained unchanged at $2.5 million, or $0.15 per diluted share, as compared with income from continuing operations of $2.5 million, or $0.15 per diluted share for the comparable period last year.  Income from continuing operations for the nine months ended September 27, 2014 was $6.9 million, or $0.41 per diluted share, compared with net income of $9.1 million, or $0.55 per diluted share for the comparable period last year.

Discontinued operations

The Company decided to discontinue its shuttle bus operations on December 31, 2013.  On February 28, 2014, the Company entered into an Asset Purchase Agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the prior period results as discontinued operations.  The after-tax loss from the discontinued operations was $1.0 million for the three months ended September 28, 2013.  For the nine months ended September 27, 2014 and September 28, 2013, the after-tax loss from discontinued operations was $1.6 million and $4.3 million, respectively.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from period to period:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Basic income (loss) per share:
Income from continuing operations	$0.15	$0.15	$0.42	$0.56
Loss from discontinued operations	—	(0.06)	(0.09)	(0.26)
Net income per share	$0.15	$0.09	$0.33	$0.30

Diluted income (loss) per share:
Income from continuing operations	$0.15	$0.15	$0.41	$0.55
Loss from discontinued operations	—	(0.06)	(0.09)	(0.26)
Net income per share	$0.15	$0.09	$0.32	$0.29

Shares used in the computation of income (loss) per share:

Basic	16,385,403	16,160,518	16,311,598	16,087,864
Diluted	16,762,994	16,546,113	16,714,412	16,425,542

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreement. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operating activities represent the net income in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash provided by operating activities totaled $6.3 million for the nine months ended September 27, 2014, as compared with $2.3 million for the nine months ended September 28, 2013.

During the first nine months of 2014, changes in operating assets and liabilities were impacted by a $3.1 million decrease in inventories primarily due to the completion of fleet orders and the wind down of discontinued shuttle bus operations. This was partially offset by a $1.4 million increase in accounts receivable. Additionally, trade accounts payable decreased by $3.7 million, resulting from the decrease in inventories and the Company’s acceleration of payments to vendors to take advantage of discount payment terms.

During the first nine months of 2013, changes in operating assets and liabilities were impacted by a $4.7 million increase in inventories and a $4.4 million increase in accounts receivable, both reflecting increased business activity at the end of September 2013 as compared to the end of December 2012. These were partially offset by a $3.1 million increase in trade accounts payable related primarily to the increase in inventories necessary to support the increase in sales order backlog.

Investing activities

Cash provided by investing activities was $1.7 million for the nine months ended September 27, 2014, as compared with cash used in investing activities of $3.8 million for the nine months ended September 28, 2013.

During the first nine months of 2014, the Company completed the sale of its shuttle bus operations and received net proceeds of $3.9 million. Additionally, net cash of $0.8 million was received as a result of the sale of a facility in White Pigeon, Michigan, which was previously being leased to an unrelated business and classified as property, plant, and equipment. The Company’s capital expenditures for the nine months ended September 27, 2014 totaled $2.9 million, consisting of investments in process improvements and equipment replacement and upgrades.

During the first nine months of 2013, the Company’s capital expenditures totaled $5.0 million and consisted primarily of investments in facilities and equipment. Additionally, net cash of $1.2 million was received as a result of the sale of an excess capacity facility in Goshen, Indiana, which was previously included in assets held for sale.

Financing activities

Cash used in financing activities for the nine months ended September 27, 2014 was $0.5 million, as compared with cash provided by financing activities of $1.4 million for the nine months ended September 28, 2013.

During the first nine months of 2014, the Company used $0.5 million to make a scheduled quarterly principal payment on its outstanding term loan, used $0.4 million to pay a cash dividend to its shareholders, and received $0.4 million from the exercise of stock options.

During the first nine months of 2013, net cash provided by financing activities was $1.4 million, resulting primarily from net borrowings from the Company’s revolving line of credit.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank. Under the terms of the Credit Agreement, Wells Fargo agrees to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $31.3 million at September 27, 2014 and was in compliance with all provisions of the Credit Agreement.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 27, 2014.

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

Exhibit 3.4

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 16, 2014 and filed as Exhibit 3.4 of the Company’s quarterly report on Form 10-Q for the period ended June 28, 2014, and incorporated herein by reference.

Exhibit 3.5	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.
Exhibit 10.1*	2014 Supreme Cash and Equity Bonus Plan dated August 6, 2014.
Exhibit 10.2*

Amendment No. 1 to Credit Agreement by and among Supreme Industries, Inc., Wells Fargo Bank, National Association and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors dated as of April 17, 2014.

Exhibit 10.3

Amendment No. 2 to Credit Agreement by and among Supreme Industries, Inc., Wells Fargo Bank, National Association and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors dated as of August 27, 2014, filed as Exhibit 10.1 to the Company’s current report on Form 8-K on September 2, 2014, and incorporated herein by reference.

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, filed on October 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: October 30, 2014		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: October 30, 2014		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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

Exhibit 3.4

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 16, 2014 and filed as Exhibit 3.4 of the Company’s quarterly report on Form 10-Q for the period ended June 28, 2014, and incorporated herein by reference.

Exhibit 3.5	Second Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on February 22, 2011, and incorporated herein by reference.
Exhibit 10.1*	2014 Supreme Cash and Equity Bonus Plan dated August 6, 2014.
Exhibit 10.2*

Amendment No. 1 to Credit Agreement by and among Supreme Industries, Inc., Wells Fargo Bank, National Association and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors dated as of April 17, 2014.

Exhibit 10.3

Amendment No. 2 to Credit Agreement by and among Supreme Industries, Inc., Wells Fargo Bank, National Association and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors dated as of August 27, 2014, filed as Exhibit 10.1 to the Company’s current report on Form 8-K on September 2, 2014, and incorporated herein by reference.

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, filed on October 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.