Form 10-K
period 2014-12-27
SUPREME INDUSTRIES INC
filed 2015-02-27
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 27, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the last closing sale price of $6.40 per share for the common stock on the NYSE MKT on such date, was approximately $81,190,699.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 25, 2015
Class A Common Stock ($.10 Par Value)	14,814,951 shares
Class B Common Stock ($.10 Par Value)	1,771,949 shares

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders — Part III

ii

PART I

ITEM 1.                                                BUSINESS.

History

Supreme Industries, Inc., a Delaware corporation (the “Company,” “Supreme” or “we”), is one of the nation’s leading manufacturers of specialized commercial vehicles including truck bodies, trolleys, and specialty vehicles.  The Company was originally incorporated in 1979.

In January of 1984, Supreme Corporation, the Company’s wholly-owned operating subsidiary, was formed to acquire a company engaged in the business of manufacturing, selling, and repairing specialized truck bodies and related equipment.

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

Accelerated Filer Status

Pursuant to regulations of the Securities and Exchange Commission, as of December 27, 2014, the Company’s status changed to accelerated filer from smaller reporting company because its aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates was $75 million or more as of the last business day of the Company’s most recently completed second fiscal quarter.  However, as permitted by the Securities and Exchange Commission, this Annual Report on Form 10-K for the year ended December 27, 2014 complies with the scaled disclosure requirements for a smaller reporting company.  Beginning with the Quarterly Report on Form 10-Q for the quarter ending March 28, 2015, the Company will comply with the disclosure requirements for an accelerated filer.

General Description of the Company’s Business

The Company has two operating segments — specialized commercial vehicles and fiberglass products.  The fiberglass products segment does not meet the quantitative thresholds for separate disclosure.  See segment information in Note 1 - Nature of Operations and Accounting Policies of the Notes to Consolidated Financial Statements (Item 8).

Supreme manufactures specialized commercial vehicles that are attached to a truck chassis.  The truck chassis, which consists of an engine, drivetrain, a frame with wheels, and in some cases a cab, is manufactured by third parties who are major automotive or truck companies.  Such companies typically do not build specialized commercial vehicles.  Some examples of specialized commercial vehicles that are not manufactured by Supreme are dump bodies, utility bodies, and garbage packers.

Supreme offers a wide range of specialized commercial vehicles including truck bodies, trolleys, and specialty vehicles ranging in price from $4,000 to more than $100,000.  Supreme’s truck bodies are offered in aluminum, FiberPanel PW, FiberPanel HC, or SignaturePlate making Supreme the only truck body company to offer four sidewall options. Most of our products are attached to light-duty truck chassis and medium-duty truck chassis.  Supreme integrates a wide range of options into its truck bodies including liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment. Supreme is primarily a build-to-order operation with very limited production occurring in anticipation of pending orders.

The following is a brief summary of Supreme’s products:

Signature van bodies.  Supreme’s Signature van bodies range from 10 to 28 feet in length with exterior walls assembled from one of several material options including pre-painted aluminum, FiberPanel PW, FiberPanel HC, or SignaturePlate. Additional features include molded composite front and side corners, LED marker lights, sealed wiring harnesses, hardwood or pine flooring, and various door configurations to accommodate end-user loading and unloading requirements.  This product is adaptable for a diverse range of uses in dry-freight transportation.

Iner-City® cutaway van bodies.  An ideal route truck for a variety of commercial applications, the Iner-City bodies are manufactured on cutaway chassis which allow access from the cab to the cargo area.  Borrowing many design elements from Supreme’s larger van body, the Iner-City is shorter in length (10 to 18 feet) than a typical van body.

Spartan service bodies.  Built on a cutaway chassis out of durable FiberPanel PW, the Spartan service body is a virtual workshop on wheels.  In lengths from 10 to 14 feet, the Spartan’s selection of compartments, shelves, doors, and pre-designed options provides job-site protection from the weather while offering a secure lockable workspace.

Spartan cargo vans.  Built on a cutaway chassis and constructed of FiberPanel PW, the Spartan cargo van provides the smooth maneuverability of a commercial van with the full-height and spacious cargo area of a truck body.  In lengths of 10 to 14 feet and available with a variety of pre-designed options, the Spartan cargo van is a bridge product for those moving up from a traditional cargo van into the truck body category.

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

Armored trucks and specialty vehicles.  Supreme’s armored trucks and specialty vehicles include cash-in-transit vehicles as well as SWAT rapid deployment vehicles, prisoner transport vehicles, and a variety of other security vehicles.

Trolleys.  Supreme’s trolley line is similar in size to a mid-size bus but resembles a San Francisco trolley car.  Supreme is a leading manufacturer of this product which is marketed to resort areas, theme parks, and cities desiring unique transportation vehicles.

Kold King®, Iner-City®, and Spartan are trade names used by Supreme in its marketing of truck bodies.  Kold King®, Iner-City®, FiberPanel® and SignaturePlate™ are trademarks registered in the U.S. Patent and Trademark Office.

Manufacturing

Supreme’s manufacturing facilities are located in Goshen and Ligonier, Indiana; Griffin, Georgia; Cleburne, Texas; Moreno Valley, California; Jonestown, Pennsylvania; and Harrisville, Rhode Island.

Supreme builds specialized vehicle bodies and installs other equipment on truck chassis, most of which are provided through converter pool agreements or are owned by dealers or end-users.  These truck bodies are built on an assembly line from engineered structural components such as floors, roofs, and wall panels.  These components are manufactured from Supreme’s proprietary designs and are installed on the truck chassis.  Supreme then installs optional equipment and applies any special finishes that the customer has specified.  Throughout the manufacturing and installation process, Supreme conducts quality control procedures to ensure that the products meet its customers’ specifications.  Supreme’s products are generally produced to firm orders and are designed and engineered by Supreme.  Order levels will vary depending upon price, competition, prevailing economic conditions, and other factors.

The Company manufactures component parts including fiberglass reinforced plywood, located in Ligonier, Indiana and has extensive metal bending capabilities at all of its locations.

Supreme provides limited warranties against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for periods of up to five years following the date of retail sale.

We purchase raw materials and component parts from a variety of sources.  Although we generally do not enter into long-term supply contracts, management believes that we have good relationships with our primary suppliers. In past years prices have fluctuated significantly, but we have experienced no material adverse problems in obtaining adequate supplies of raw materials and component parts to meet the requirements of our production schedules.  Management believes that the materials used in the production of our products are available at competitive prices from an adequate number of alternative suppliers.  Accordingly, management does not believe that the loss of a single supplier would have a material adverse effect on our business.

Marketing

Supreme sells its products to commercial dealers/distributors, fleet leasing companies, or directly to end-users.  Products purchased by a dealer from Supreme are sold by the dealer/distributor to its own customers.

Supreme’s dealer/distributor network consists of more than 1,000 commercial dealers and a limited number of truck equipment distributors. Management believes that this large network, coupled with Supreme’s geographically-dispersed plant and distribution sites, gives Supreme a marketing advantage over its competitors.  Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

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

Working Capital

The Company had working capital of $44.4 million and $37.6 million at December 27, 2014, and December 28, 2013, respectively.  The Company believes that its days sales outstanding, its days inventories on hand and its days payable outstanding are within normal industry levels.

Major Customers

During the year-ended December 27, 2014, one large national fleet customer accounted for approximately 16% of the Company’s consolidated net sales. The Company’s export sales are minimal.

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

During favorable business cycles, the industry tends to experience an increase in smaller, regional competitors, and then a similar decrease during times of challenging economic pressures. With its national presence and diverse product offerings, the Company believes that it is well positioned to meet the competitive challenges presented.

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

Employees

As of December 27, 2014 and December 28, 2013, the Company employed approximately 1,300 and 1,500 employees, respectively, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be favorable.

Backlog

The Company’s backlog of firm orders was $79.9 million at December 27, 2014 compared to $70.8 million at December 28, 2013, all of which was reasonably expected to be filled within the applicable year.

ITEM 1A.                                       RISK FACTORS

Any investment in our Class A Common Stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below and the other information included in this Form 10-K before purchasing our Class A Common Stock.  Although the risks described below are the risks that we believe are material, they are not the only risks relating to our business and our Class A Common Stock.  Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition, or results of operations.  If any of the events described below occur, our business and financial results could be materially and adversely affected.  The market price of our Class A Common Stock could decline due to any of these risks, perhaps significantly, and you could lose all or part of your investment.

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

With the exception of some trolley and specialty vehicle products, the Company generally does not purchase vehicle chassis for its inventory.  The Company accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies and trolleys on such chassis. Historically, General Motors Corp. (“GM”) and Ford Motor Company (“Ford”) have been the primary suppliers of chassis.  In the event of a disruption in supply from one major supplier, the Company would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a significant adverse effect on the Company’s business operations.

The Company also faces risk relative to finance and storage charges for maintaining an excess supply of consigned chassis from GM and Ford.  Under the consigned chassis agreements, if a chassis is not delivered to a customer within a specified time frame, the Company is required to pay finance or storage charges on such chassis.

We compete in the highly competitive specialized vehicle industry which may impact our financial results.

The competitive nature of the specialized vehicle industry creates a number of challenges for the Company.  Important factors include product pricing, quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications.  Specialized vehicles are produced by a number of smaller, regional companies which create product pricing pressures that could adversely impact the Company’s profits.  Chassis manufacturers have not generally shown an interest in manufacturing specialized vehicles, including truck bodies, because such manufacturers’ highly-automated assembly line operations do not lend themselves to the efficient production of a wide variety of highly-specialized vehicles with various options and equipment.

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

We face an inherent risk of exposure to product liability, product recall, and other product defect related claims, if the use of our current or formerly manufactured products result, or are alleged to result, in personal injury and/or property damage, or if a significant number of our products must be recalled, or if a product defect results in the Company having to refund the purchase price of a substantial number of vehicles.  If we manufacture a defective product, we may experience material losses and we may incur significant costs to defend product defect claims.  We could also incur damages and significant costs in correcting any defects, experience lost sales, and suffer damage to our reputation.  We may not have insurance coverage for certain types of claims or our insurance coverage may not be adequate for liabilities we could incur and may not continue to be available on terms acceptable to us.

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

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve month period ended December 27, 2014 were $9.00 and $5.26, respectively.  Our Class A Common Stock is listed on the NYSE MKT exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve month period ended December 27, 2014, our daily trading volume has been as low as 2,300 shares.  It may be difficult for you to buy or sell shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

As of February 25, 2015, our officers and directors as a group beneficially owned 24.1% of our Class A Common Stock and 92.4% of our Class B Common Stock.  As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring stockholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company which may adversely affect our stock price.

Our outstanding common stock is split into two classes.  The Class A Common Stock is listed on the NYSE MKT exchange, and the holders thereof are entitled to elect three members of the Company’s Board of Directors.  The majority (92.4%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining seven members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for Class A stockholders to receive any related take-over premium (unless the controlling group approves the sale).

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                                                PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Company.

	Square	Owned or
	Footage	Leased	Operating Segment
Manufacturing of Products
Goshen, Indiana	532,096	Owned	Specialized Vehicles
Jonestown, Pennsylvania	424,416	Owned	Specialized Vehicles
Griffin, Georgia	191,779	Owned	Specialized Vehicles
Cleburne, Texas	179,035	Owned	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Moreno Valley, California	13,758	Leased	Specialized Vehicles
	1,464,284

Manufacturing of Component Parts
Ligonier, Indiana	52,142	Owned	Fiberglass Products
	52,142

Properties for Sale
Wilson, North Carolina	113,694	Owned	Not Applicable
Goshen, Indiana	8,480	Owned	Not Applicable
St. Louis, Missouri	4,800	Owned	Not Applicable
	126,974

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable
	26,000

Total square footage	1,669,400

The Company leases approximately 18 acres of land at its Pennsylvania and California locations. The land is used for chassis storage and is leased from unrelated parties.

In an effort to manage its capacity utilization and control its assets, the Company had previously ceased operations at a number of facilities during and prior to 2011. The North Carolina and Missouri properties are being marketed for sale and were classified as property, plant, and equipment as of December 27, 2014. The Indiana property was classified as assets held for sale as of December 27, 2014 and is also being marketed for sale.  The facilities owned or leased by the Company are well maintained, in good condition, and adequate for their intended purposes.

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

PART II

ITEM 5.                                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the NYSE MKT exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of February 25, 2015 was approximately 219.  Due to the number of shares held in nominee or street name, it is likely that there are substantially more than 219 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $8.43 per share on the NYSE MKT exchange on February 25, 2015 on which date there were 14,814,951 shares of Class A Common Stock outstanding.  High and low sales prices of the Class A Common Stock for the two-year periods ended December 27, 2014 and December 28, 2013 were:

	2014		2013
	High	Low	High	Low
1st Quarter	$7.71	$5.89	$4.86	$3.10
2nd Quarter	9.00	5.26	5.26	4.25
3rd Quarter	8.36	6.01	6.59	4.76
4th Quarter	8.21	6.55	7.12	5.47

All of the 1,771,949 outstanding shares of the Company’s Class B Common Stock were held by a total of 12 persons as of February 25, 2015.  There is no established trading market for the Class B Common Stock.  The Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B Common Stock is deemed to be beneficial ownership of the Class A Common Stock under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

The Board of Directors approved the following cash dividends on the Company’s outstanding Class A and Class B Common Stock during the year ended December 27, 2014:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share
September 2, 2014	September 16, 2014	September 23, 2014	$0.025
November 11, 2014	December 12, 2014	January 2, 2015	$0.025

On May 8, 2013, the Company’s Board of Directors declared a five percent (5%) stock dividend on the Company’s outstanding Class A and Class B Common Stock. Stockholders of record on May 20, 2013 received a stock dividend for each share owned on that date, paid on June 3, 2013. The Company did not declare or pay any cash dividends during the year ended December 28, 2013.

Future dividend payments will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant and equipment expenditures, and other corporate purposes.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as a part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

December 29, 2013 to December 27, 2014	19,241	$8.73	N/A	N/A

Total	19,241	$8.73	—	—

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

All per share data has been adjusted to reflect the five percent (5%) common stock dividend declared and paid during 2013.

Consolidated Statement of Continuing Operations Data:

(in millions, except per share amounts)

	2014	2013	2012	2011	2010
Net sales	$236.3	$246.8	$239.1	$250.1	$162.1

Income (loss) from continuing operations	8.5	11.2	12.4	3.2	(10.1)

Income (loss) from continuing operations per share:
Basic earnings (loss) per share	0.52	0.69	0.78	0.21	(0.67)
Diluted earnings (loss) per share	0.50	0.68	0.77	0.20	(0.67)

Cash dividends per common share	.025	—	—	—	—

Consolidated Balance Sheet Data:

(in millions)

Working capital (a)	$44.4	$37.6	$38.6	$35.4	$19.1

Total assets	110.9	113.5	105.1	104.7	101.1

Total debt	9.0	9.7	14.1	15.9	26.6

Stockholders’ equity	81.0	74.1	67.2	54.9	51.5

(a)         During the third quarter of 2011, the Company reclassified its revolving line of credit from current to long-term ($11.7 million at December 31, 2011).

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

The Company utilizes a nationwide direct sales and distribution network consisting of approximately 1,000 commercial truck dealers and a limited number of truck equipment distributors.  The Company’s manufacturing and service facilities are located in six states across the continental United States allowing it to meet the needs of customers across all of North America.  Additionally, the Company’s favorable customer relations, strong brand-name recognition, extensive product offerings, bailment pool chassis arrangements, and product innovation competitively position Supreme with a strategic footprint in the markets it serves.

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

Overview

Consolidated net sales for the year period ended December 27, 2014 decreased 4.3%, to $236.3 million, from $246.8 million last year, due to soft retail truck demand as well as a chassis shortage and severe weather that hampered first-quarter sales.  The truck body sales decrease was partially offset by higher trolley and specialty vehicle sales during the year ended December 27, 2014.

Sales order backlog at the end of 2014 was up 13% to $79.9 million, compared with $70.8 million at the end of the prior year and the backlog has continued to grow since the beginning of 2015, due to the receipt of additional fleet orders.

For the twelve months ended December 27, 2014, gross profit was $43.8 million, or 18.6% of net sales, compared with $48.4 million, or 19.6% of net sales in the prior year.  The gross profit decline was primarily due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes, a chassis shortage and severe weather which impacted the first quarter of 2014.

Selling, general and administrative expenses decreased by $0.4 million, or 1.3%, to $31.3 million for the year ended December 27, 2014 as compared with $31.7 million for the year ended December 28, 2013.  The decrease was due to lower sales commissions resulting from a change in product mix which included lower commissionable products and the Company receiving more marketing program incentives from chassis suppliers in 2014.  The decrease was partially offset by higher wages as the Company improved its market presence by adding and upgrading sales personnel in key regions and select headcount additions for key positions.

For the year ended December 27, 2014, other income decreased by $0.4 million compared with last year.  During the first quarter of 2013, the Company realized a gain of $0.4 million on the sale of real estate.  Income tax expense for the year ended December 27, 2014 was $4.0 million, or an effective tax rate of 32.1%, compared with $5.9 million, or an effective tax rate of 34.6%, for the year ended December 28, 2013.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences.

Income from continuing operations for the year ended December 27, 2014 was $8.5 million, or $0.50 per diluted share, compared with income from continuing operations of $11.2 million, or $0.68 per diluted share for the year ended December 28, 2013.

On December 31, 2013, the Company announced its intention to divest its shuttle bus business. The progressively competitive environment in the bus industry led to intensified price cutting, making it more difficult to sustain profitability.  Shuttle bus products represented less than 13% of the Company’s consolidated 2013 sales, but had a material adverse effect on financial results.  On February 28, 2014, the Company entered into an agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the results as discontinued operations.  For the year ended December 27, 2014 and December 28, 2013, the after-tax loss from discontinued operations was $1.6 million and $4.8 million, respectively.  The decision to divest the shuttle bus business was made to help improve stockholder value by reallocating resources where they are expected to earn a higher return.

Reported net income for the year ended December 27, 2014 was $6.9 million, or $0.41 per diluted share, compared with net income of $6.4 million, or $0.39 per diluted share in 2013.

Working capital was $44.4 million at December 27, 2014, compared to $37.6 million at December 28, 2013.  Cash and cash equivalents increased to $11.6 million, up from $3.9 million at December 28, 2013 prompting the Company to reinstate a quarterly cash dividend beginning in the third quarter.  During 2014, Supreme invested $4.7 million in facilities and equipment to enhance manufacturing efficiencies. Stockholders’ equity increased 9.3% to $81.0 million at December 27, 2014, compared with $74.1 million at December 28, 2013.  Book value per-share grew to $4.94 at year end versus $4.59 at the end of 2013. Net cash provided by operating activities in 2014 was $9.5 million, compared with $13.5 million in 2013.

We have actively addressed under-performing business units, invested capital to target growth and efficiency, and elevated our customer-centric focus across the organization. These initiatives have improved our financial performance prompting the Company to resume paying a quarterly cash dividend for the first time since 2008. The growth in our sales order backlog also provides encouraging evidence that our strategic growth initiatives are gaining traction.  These efforts, combined with the current steady market demand, give us optimism as we enter 2015.

Comparison of 2014 with 2013

Net sales

Net sales for the year ended December 27, 2014 decreased $10.5 million, or 4.3%, to $236.3 million as compared with $246.8 million for the year ended December 28, 2013.

Truck sales decreased $13.8 million, or 6.1%, for the 2014 year primarily due to soft retail demand, timing of fleet runs as well as a chassis shortage and severe weather that hampered first quarter sales.  As we move into 2015, we are encouraged by the higher sales order backlog, improved market indicators for truck body purchases and new product offerings including our proprietary FiberPanel HC product and the redesign of our refrigerated product line.

Trolley sales increased $1.5 million, or 21.5%, for the year ended December 27, 2014 when compared with the year ended December 28, 2013.  With the divesture of the shuttle bus business in the first quarter of 2014, this facility is focused on developing new products and new channels to sell into the market place.

Specialty vehicle sales for 2014 increased $1.8 million, or 15.6%, compared with 2013.  Using existing products and capabilities as a foundation, we continue to look for opportunities to expand product offerings and our customer base for these specialty products.

The Fiberglass facility supplies fiberglass reinforced plywood to Supreme for use in the production of certain truck bodies and also sells to third parties.  The sales to third parties were relatively flat for the years ended December 27, 2014 and December 28, 2013.

Cost of sales and gross profit

Gross profit decreased by $4.6 million, or 9.4%, to $43.8 million for the year ended December 27, 2014 as compared with $48.4 million for the year ended December 28, 2013.

Material cost as a percentage of net sales remained relatively consistent decreasing by 0.2% for the year ended December 27, 2014 as compared with 2013.  The slight improvement in the material cost percentage was due in part to a change in product mix with a lower proportion of fleet shipments compared with the prior year.  Increased demand for certain commodities can result in fluctuating costs of raw materials and other items we utilize in our production processes.  Therefore, the Company closely monitors major commodities to identify raw material cost escalations and attempts to pass through cost increases as markets will allow by having material adjustment clauses in most key customer contracts.

Direct labor as a percentage of net sales increased slightly by 0.3% for the year ended December 27, 2014 as compared with 2013.  The increase in the direct labor percentage was primarily due to product mix, inefficiencies due to a chassis shortage and extreme weather conditions which adversely impacted the first quarter of 2014.

Manufacturing overhead as a percentage of net sales increased by 0.9% for the year ended December 27, 2014 as compared with 2013 due to the fixed nature of certain overhead expenses that do not fluctuate due to decreasing sales volumes. Additionally, utilities and group health insurance costs were elevated in 2014 when compared with 2013.  The Company continues to implement changes to its group health insurance plan with the goal of improving the overall health consciousness of its workforce.  Production inefficiencies resulting from chassis supply shortages as well as the extreme weather conditions also impacted the first quarter of 2014.

Delivery expense as a percentage of net sales remained flat at 2.2% for the year ended December 27, 2014 and December 28, 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $0.4 million, or 1.1%, to $31.3 million for the year ended December 27, 2014 as compared with $31.7 million for the year ended December 28, 2013.

Selling expenses for 2014 decreased $1.1 million as compared with 2013.  As a percentage of net sales, selling expenses decreased 0.3% for the year ended December 27, 2014 as compared with 2013.  The decrease was due to lower sales commissions resulting from a change in product mix which included lower commissionable products and the Company receiving more marketing program incentives from chassis suppliers during the year.  The decrease was partially offset by higher sales wages and related costs as the Company improved its market presence by adding and upgrading sales personnel in key regions.

General and administrative expenses for 2014 increased $0.8 million as compared with 2013.  As a percentage of net sales, general and administrative expenses increased 0.8% for the year ended December 27, 2014 as compared with 2013.  The increase was the result of higher salary costs resulting from strategic additions for key positions and annual merit increases, partially offset by lower legal fees and profit-based incentive compensation plans.

Other income

For the year ended December 27, 2014, other income was $0.5 million, or 0.2% of net sales, as compared with other income of $0.9 million, or 0.4% of net sales, for the year ended December 28, 2013. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first quarter of 2013, the Company realized a gain of $0.4 million on the sale of real estate.

Interest expense

Interest expense was relatively flat at $0.5 million for the year ended December 27, 2014 and December 28, 2013. Interest expense includes bank debt and chassis interest on bailment pool chassis offset by interest support received from the chassis manufacturers.    The effective interest rate on bank borrowings was 2.5% at 2014 year-end, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the year ended December 27, 2014, the Company recorded income tax expense of $4.0 million at an effective tax rate of 32.1% compared with $5.9 million at an effective tax rate of 34.6% for the year ended December 28, 2013.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences.  The year-over-year reduction in effective tax rate was primarily due to the increased benefit from its captive insurance company and the domestic production deduction.

Income from continuing operations

Income from continuing operations for year ended December 27, 2014 was $8.5 million, or $0.50 per diluted share, compared with income from continuing operations of $11.2 million, or $0.68 per diluted share for the year ended December 28, 2013.

Discontinued operations

The Company decided to discontinue its shuttle bus operations on December 31, 2013.  On February 28, 2014, the Company entered into an agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the results as discontinued operations.  For the year ended December 27, 2014 and December 28, 2013, the after-tax loss from discontinued operations was $1.6 million and $4.8 million, respectively.

Net Income

Reported net income for the year ended December 27, 2014 was $6.9 million, or $0.41 per diluted share, compared with net income of $6.4 million, or $0.39 per diluted share in 2013.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from period to period:

	2014	2013	Change
Basic income (loss) per share:
Income from continuing operations	$0.52	$0.69	$(0.17)
Loss from discontinued operations	(0.10)	(0.29)	0.19
Net income per basic share	$0.42	$0.40	$0.02

Diluted income (loss) per share:
Income from continuing operations	$0.50	$0.68	$(0.18)
Loss from discontinued operations	(0.09)	(0.29)	0.20
Net income per diluted share	$0.41	$0.39	$0.02

Comparison of 2013 with 2012

Net Sales

Net sales for the year ended December 28, 2013 increased $7.7 million, or 3.2%, to $246.8 million as compared with $239.1 million for the year ended December 29, 2012.

Truck sales increased $13.8 million, or 6.5%, for the 2013 year primarily due to improved retail demand and additional fleet orders in certain product categories.

Trolley sales decreased $1.1 million, or 13.4%, when compared with 2012 resulting from lower market demand in the year.

Specialty vehicle sales for 2013 decreased $4.2 million, or 26.3%, compared with 2012.  The decrease was the result of minimal sales of specialty vehicles and continued weakness in U.S. Department of State business.

The Fiberglass division sells fiberglass reinforced plywood to Supreme for use in the production of certain truck bodies and to third parties.  The decrease of $0.8 million, or 26.8%, was due to lower sales to third parties in 2013.

Cost of sales and gross profit

Gross profit increased by $7.1 million, or 17.2%, to $48.4 million for the year ended December 28, 2013 as compared with $41.3 million for the year ended December 29, 2012.

Material cost as a percentage of net sales decreased by 2.1% for the year ended December 28, 2013 as compared with 2012.  The decrease in the material percentage was due in part to favorable product mix, strategic purchasing of certain materials, and our focus on pricing disciplines in our sales efforts.

Direct labor as a percentage of net sales decreased by 0.8% for the year ended December 28, 2013 as compared with 2012 due to improved efficiencies achieved at certain locations resulting from the use of real time metrics on labor utilization and manufacturing redesign initiatives for a more efficient production flow.

Manufacturing overhead as a percentage of net sales increased by 0.6% for the year ended December 28, 2013 as compared with 2012 partially due to the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes. Additionally, for the year ended December 28, 2013, the dollars spent on overhead increased when compared with 2012 with increases in costs associated with improvements to the physical inventory process and accuracy of our inventory accounting systems and increased group health costs.

Delivery expense as a percentage of net sales remained flat at 2.2% for the year ended December 28, 2013 as compared with 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2.5 million, or 8.5%, to $31.7 million for the year ended December 28, 2013 as compared with $29.2 million for the year ended December 29, 2012.

Selling expenses for 2013 increased $1.4 million as compared with 2012.  As a percentage of net sales, selling expenses increased 0.5% for the year ended December 28, 2013 as compared with 2012.  The increase was the result of an increase in sales commissions on more profitable sales and lower marketing program incentives received in 2013 from chassis suppliers.

General and administrative expenses for 2013 increased $1.1 million as compared with 2012.  As a percentage of net sales, general and administrative expenses increased 0.1% for the year ended December 28, 2013 as compared with 2012.  The increase was the result of higher costs associated with the implementation of a new inventory management system and strategic headcount additions.

Other income

For the year ended December 28, 2013, other income was $0.9 million, or 0.4% of net sales, as compared with other income of $1.2 million, or 0.5% of net sales, for the year ended December 29, 2012. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company. During the first quarters of 2013 and 2012, the Company realized a gain of $0.4 million and $0.3 million, respectively, on the sale of real estate.

Interest expense

Interest expense was $0.5 million, or 0.2% of net sales, for the year ended December 28, 2013, compared with $0.8 million, or 0.3% of net sales, for the year ended December 29, 2012. The decline in interest expense resulted from a combination of lower average bank borrowings and the termination of a capital lease obligation through the exercise of a purchase option eliminating the interest expense associated with the lease payments.  The effective interest rate on bank borrowings was 2.47% at 2013 year end, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the year ended December 28, 2013, the Company recorded income tax expense of $5.9 million at an effective tax rate of 34.6% which differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences.  For the year ended December 29, 2012, the Company recorded an income tax expense of $0.1 million for an effective tax rate of 1.0% resulting primarily from the reversal of a deferred tax valuation allowance due to the Company’s improved profitability. During 2012, the Company generated taxable income sufficient to realize the benefit of all its federal net operating loss carryforwards and a portion of its state net operating loss carryforwards.

Income from continuing operations

Income from continuing operations for year ended December 28, 2013 was $11.2 million, or $0.68 per diluted share, compared with income from continuing operations of $12.4 million, or $0.77 per diluted share for the year ended December 29, 2012.

Discontinued operations

The Company decided to discontinue its shuttle bus operations on December 31, 2013.  On February 28, 2014, the Company entered into an asset purchase agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the results as discontinued operations.  For the year ended December 28, 2013 and December 29, 2012, the after-tax loss from discontinued operations was $4.8 million and $0.6 million, respectively.

Net Income

Reported net income for the year ended December 28, 2013 was $6.4 million, or $0.39 per diluted share, compared with net income of $11.8 million, or $0.73 per diluted share in 2012.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from period to period:

	2013	2012	Change
Basic income (loss) per share:
Income from continuing operations	$0.69	$0.78	$(0.09)
Loss from discontinued operations	(0.29)	(0.04)	(0.25)
Net income per basic share	$0.40	$0.74	$(0.34)

Diluted income (loss) per share:
Income from continuing operations	$0.68	$0.77	$(0.09)
Loss from discontinued operations	(0.29)	(0.04)	(0.25)
Net income per diluted share	$0.39	$0.73	$(0.34)

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash from operating activities totaled $9.5 million for the year ended December 27, 2014 as compared with $13.5 million for the year ended December 28, 2013. Changes in operating assets and liabilities were impacted by a $6.9 million decrease in trade accounts payable as a result of the Company’s acceleration of payments to vendors to take advantage of discount payment terms. This decrease in trade accounts payable was offset by a $5.7 million decrease in inventories due to decreased business activity and improved inventory management, and a $3.7 million decrease in accounts receivable caused by decreased sales in December of 2014 as compared to December of 2013. Additionally, during the fourth quarter of 2014, the Company elected to replace its workers compensation insurance letters of credit with cash deposits with its insurance carriers totaling $3.3 million, thereby utilizing idle cash to avoid letters of credit fees and earn interest on the cash deposits.

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

Investing activities

Cash used by investing activities was $1.1 million for the year ended December 27, 2014 as compared with $5.0 million for the year ended December 28, 2013. During 2014, the Company’s capital expenditures totaled $4.7 million and included facilities and equipment to enhance manufacturing efficiencies. Investing activities in 2014 provided cash of $3.9 million from the sale of the Company’s shuttle bus operations and $0.8 million of net proceeds from the sale of a facility in Michigan which was previously included in assets held for sale. Additionally, the Company increased its captive insurance company investments by $1.1 million during 2014.

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

Financing activities

Financing activities used $0.7 million of cash for the year ended December 27, 2014 as compared with cash used of $4.7 million for the year ended December 28, 2013. During 2014, the Company used $0.4 million to pay a cash dividend to its shareholders, used $0.7 million to make scheduled quarterly principle payments on its outstanding term loan, and received $0.4 million from the exercise of stock options.

Financing activities used $4.7 million of cash for the year ended December 28, 2013 as compared with cash used of $1.6 million for the year ended December 29, 2012. During 2013, long-term debt activities consisted of net payments against the Company’s revolving line of credit of $4.4 million.

Capital Resources

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at December 27, 2014. Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the  Credit Agreement) resulting in an effective interest rate of 2.50% at December 27, 2014. Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures.  As of December 27, 2014 and December 28, 2013, the Company was in compliance with all three financial covenants. On August 27, 2014, the Company entered into an amendment of the Credit Agreement. The amendment changed the cash dividend limit from a percentage of consolidated net income for the immediately preceding fiscal quarter to a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion. As of December 27, 2014, and December 28, 2013, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. As of December 27, 2014, the outstanding balance under the term loan facility was $9.0 million.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the 2012 Credit Agreement and aggregated $3.7 million at December 28, 2013. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers totaling $3.3 million, thereby utilizing idle cash to avoid letters of credit fees and earn interest on the cash deposits.

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

Contractual Obligations

The Company’s fixed, noncancelable obligations as of December 27, 2014 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$8,999,998	$666,668	$8,333,330	$—	$—
Interest payments on debt (b)	884,457	242,975	641,482	—	—
Operating leases (c)	107,318	97,484	9,834	—	—
Total	$9,991,773	$1,007,127	$8,984,646	$—	$—

(a)         Amounts are included on the Consolidated Balance Sheets.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         Scheduled interest payments reflect expense related to debt obligations and are calculated based on interest rates in effect at December 27, 2014: fixed rate obligations under an interest rate swap — 3.10%, and LIBOR based obligations — 2.07%.

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

The accuracy of the inventory relief is not fully known until physical inventories are conducted at each of the Company’s locations. We conduct semi-annual physical inventories at a majority of locations and schedule them in a manner that provides coverage in each of our calendar quarters. As of December 27, 2014, the Company reported inventories of $22.7 million, 87% of which was subject to a physical inventory during the fourth quarter. We have invested significant resources in our continuing effort to improve the physical inventory process and accuracy of our inventory accounting system.

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

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Supreme Industries, Inc.

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and Subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2014.  We also have audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, and the Company’s internal control over financial reporting as of December 27, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and Subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
February 27, 2015

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

December 27, 2014 and December 28, 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$11,636,988	$3,894,277
Investments	3,933,507	2,865,287
Accounts receivable, net of allowance for doubtful accounts of $52,000 in 2014 and 2013	17,898,054	21,623,319
Refundable income taxes	996,915	1,008,688
Inventories	22,661,814	32,496,255
Deferred income taxes	1,122,103	1,844,648
Assets held for sale	165,473	545,635
Other current assets	4,686,631	1,645,248
Total current assets	63,101,485	65,923,357
Property, plant and equipment, net	46,925,534	46,387,839
Other assets	914,735	1,219,655
Total assets	$110,941,754	$113,530,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	8,958,026	15,888,955
Accrued wages and benefits	2,660,334	3,789,416
Accrued self-insurance	2,392,930	2,593,711
Customer deposits	271,435	1,428,590
Accrued warranty	949,000	1,432,000
Accrued income taxes	781,472	708,256
Other accrued liabilities	1,972,658	1,835,860
Total current liabilities	18,652,523	28,343,456
Long-term debt	8,333,330	8,999,998
Deferred income taxes	2,886,188	2,078,366
Other long-term liabilities	37,308	28,864
Total liabilities	29,909,349	39,450,684
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 25,000,000 shares, issued 16,324,778 shares in 2014 and 16,263,322 in 2013	1,632,478	1,626,332
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value, authorized 5,000,000 shares, issued 1,771,949 in 2014 and 2013	177,195	177,195
Additional paid-in capital	72,488,101	72,719,592
Retained earnings	21,343,935	15,268,209
Treasury stock, Class A Common Stock, at cost, 1,691,636 shares in 2014 and 2013	(14,543,731)	(15,668,055)
Accumulated other comprehensive loss	(65,573)	(43,106)
Total stockholders’ equity	81,032,405	74,080,167
Total liabilities and stockholders’ equity	$110,941,754	$113,530,851

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

for the years ended December 27, 2014, December 28, 2013, and December 29, 2012

	2014	2013	2012

Net sales	$236,308,920	$246,805,967	$239,110,863
Cost of sales	192,462,081	198,385,642	197,787,948
Gross profit	43,846,839	48,420,325	41,322,915

Selling, general and administrative expenses	31,344,204	31,698,954	29,222,276
Other income	(493,885)	(905,078)	(1,156,605)
Operating income	12,996,520	17,626,449	13,257,244

Interest expense	525,911	504,828	783,117
Income from continuing operations before income taxes	12,470,609	17,121,621	12,474,127

Income tax expense	4,000,655	5,923,359	64,635
Income from continuing operations	8,469,954	11,198,262	12,409,492

Discontinued operations
Gain on sale of discontinued operations, net of tax	87,036	—	—
Operating loss from discontinued operations, net of tax	(1,654,459)	(4,772,386)	(576,507)
Loss from discontinued operations, net of tax	(1,567,423)	(4,772,386)	(576,507)
Net income	6,902,531	6,425,876	11,832,985

Other comprehensive income (loss), net of tax	(22,467)	(52,351)	1,946
Comprehensive income	$6,880,064	$6,373,525	$11,834,931

Basic income (loss) per share:
Income from continuing operations	$0.52	$0.69	$0.78
Loss from discontinued operations	(0.10)	(0.29)	(0.04)
Net income	$0.42	$0.40	$0.74

Diluted income (loss) per share:
Income from continuing operations	$0.50	$0.68	$0.77
Loss from discontinued operations	(0.09)	(0.29)	(0.04)
Net income	$0.41	$0.39	$0.73

Shares used in the computation of income (loss) per share:
Basic	16,350,561	16,113,136	15,954,564
Diluted	16,744,066	16,487,804	16,212,508

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 27, 2014, December 28, 2013, and December 29, 2012

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2012	15,330,614	$1,533,061	1,716,937	$171,694	$71,463,799	$321,760	$(18,564,266)	$7,299	$54,933,347
Net income	—	—	—	—	—	11,832,985	—	—	11,832,985
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	1,946	1,946
Issuance of 350,000 shares of treasury stock	—	—	—	—	(2,896,211)	—	2,896,211	—	—
Exercise of stock options	58,804	5,881	—	—	94,528	—	—	—	100,409
Stock-based compensation	28,238	2,824	—	—	291,371	—	—	—	294,195
Balance, December 29, 2012	15,417,656	1,541,766	1,716,937	171,694	68,953,487	12,154,745	(15,668,055)	9,245	67,162,882
Net income	—	—	—	—	—	6,425,876	—	—	6,425,876
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(19,864)	(19,864)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(32,487)	(32,487)
Common stock dividend	686,278	68,628	85,846	8,584	3,235,200	(3,312,412)	—	—	—
Exercise of stock options	95,548	9,554	—	—	131,843	—	—	—	141,397
Issuance of restricted stock	—	—	—	—	141,847	—	—	—	141,847
Stock-based compensation	33,006	3,301	—	—	257,215	—	—	—	260,516
Conversion of Class B shares to Class A shares	30,834	3,083	(30,834)	(3,083)	—	—	—	—	—
Balance, December 28, 2013	16,263,322	1,626,332	1,771,949	177,195	72,719,592	15,268,209	(15,668,055)	(43,106)	74,080,167
Net income	—	—	—	—	—	6,902,531	—	—	6,902,531
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(5,444)	(5,444)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(17,023)	(17,023)
Cash dividends declared	—	—	—	—	—	(826,805)	—	—	(826,805)
Exercise of stock options	164,382	16,438	—	—	394,264	—	—	—	410,702
Issuance of restricted stock	48,594	4,859	—	—	304,668	—	—	—	309,527
Stock-based compensation	25,998	2,600	—	—	176,150	—	—	—	178,750
Other	(177,518)	(17,751)	—	—	(1,106,573)	—	1,124,324	—	—
Balance, December 27, 2014	16,324,778	$1,632,478	1,771,949	$177,195	$72,488,101	$21,343,935	$(14,543,731)	$(65,573)	$81,032,405

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 27, 2014, December 28, 2013, and December 29, 2012

	2014	2013	2012
Cash flows from operating activities:
Net income	$6,902,531	$6,425,876	$11,832,985
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,441,281	3,412,891	2,921,624
Amortization and write-off of debt issuance costs	304,920	282,129	392,518
Provision for losses on doubtful receivables	6,880	62,618	30,034
Deferred income taxes	1,530,367	1,059,169	(825,451)
Stock-based compensation expense	488,277	402,363	294,195
Gain on sale of discontinued operations	(127,994)	—	—
(Gain) loss on sale of property, plant, and equipment, net	153,236	(289,632)	(353,007)
Changes in operating assets and liabilities
Accounts receivable	3,718,386	(2,904,202)	3,228,527
Inventories	5,727,237	(187,324)	5,825,931
Other current assets	(2,984,124)	(131,485)	574,922
Trade accounts payable	(6,930,928)	3,952,411	(9,487,890)
Other current liabilities	(2,688,508)	1,377,903	(2,005,044)

Net cash from operating activities	9,541,561	13,462,717	12,429,344

Cash flows from investing activities:
Proceeds from sale of discontinued operations	3,884,656	—	—
Proceeds from sale of property, plant, and equipment	830,451	1,268,167	4,239,153
Additions to property, plant and equipment	(4,730,958)	(6,237,152)	(13,159,255)
Proceeds from sale of investments	3,175,591	—	—
Purchases of investments	(4,289,298)	(27,338)	(1,963,156)
Decrease in other assets	—	25,736	29,878

Net cash from investing activities	(1,129,558)	(4,970,587)	(10,853,380)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	—	63,374,736	295,080,663
Repayments of revolving line of credit and other long-term debt	(666,668)	(67,814,067)	(296,428,325)
Payment of cash dividends	(413,326)	—	—
Debt issuance costs	—	(358,975)	(376,488)
Proceeds from exercise of stock options	410,702	141,397	100,409

Net cash from financing activities	(669,292)	(4,656,909)	(1,623,741)

Change in cash and cash equivalents	7,742,711	3,835,221	(47,777)

Cash and cash equivalents, beginning of year	3,894,277	59,056	106,833

Cash and cash equivalents, end of year	$11,636,988	$3,894,277	$59,056

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net	$247,178	$305,895	$792,810
Income taxes, net	1,652,889	2,072,401	1,264,905

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its Subsidiaries (collectively the “Company”) manufacture specialized commercial vehicles including truck bodies, trolleys, and specialty vehicles.  The Company’s core products include cutaway and dry-freight van bodies, refrigerated units, stake bodies, and other specialized vehicles. At December 27, 2014, the Company operated eight manufacturing and component manufacturing locations.  The Company’s customers are located principally in the United States of America.

On December 31, 2013, the Company announced its intention to divest its shuttle bus business.  The progressively competitive environment in the bus industry led to intensified price cutting, making it more difficult to sustain profitability. The shuttle bus business was sold on March 28, 2014 and has been presented as discontinued operations for all years presented.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Supreme Industries, Inc. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December. The fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 each contained 52 weeks.

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

Revenue Recognition - The production of specialized truck bodies, trolleys, and armored vehicles starts when an order is received from the customer, and revenue is recognized when the unit is shipped to the customer.  Revenue on certain customer-requested bill and hold transactions is recognized subsequent to when the customer is notified that the products have been completed according to customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery based upon established delivery terms. Net sales are net of cash discounts which the Company offers its customers in the ordinary course of business.

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions. During the year-ended December 27, 2014, one large national fleet customer accounted for approximately 16% of the Company’s consolidated net sales.  The Company’s export sales are minimal.

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

At December 27, 2014, the Company had an interest rate swap agreement outstanding with a notional amount of $5.0 million. The interest rate swap agreement provides for a 3.1% fixed interest rate and matures on December 19, 2017. The Company designated this swap agreement as a cash flow hedge on its variable rate debt and records the fair value of the swap agreement as an asset or liability on the balance sheet, with changes in fair value recognized in other comprehensive income (loss).

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

Level 1: Quoted prices (unadjusted) on identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of December 27, 2014 and December 28, 2013 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 27, 2014 and December 28, 2013, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

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

Assets Held For Sale - Assets are classified as held for sale upon meeting certain criteria as specified by accounting standards. Assets held for sale are not depreciated and are recorded at the lower of carrying amount or fair value less cost to sell. The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  As of December 27, 2014, the following locations were held for sale: one facility and two parcels of land in Goshen, Indiana.  As of December 28, 2013, the following locations were held for sale: St. Louis, Missouri; and one parcel of land in Goshen, Indiana.

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

Evaluation of Impairment of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected undiscounted future cash flows resulting from use of the assets. The Company determined there were no such impairments in 2014, 2013, and 2012.

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

Compensation expense (net of estimated forfeitures) relative to stock-based awards (see Note 8), included in the consolidated statements of comprehensive income for the years ended December 27, 2014, December 28, 2013, and December 29, 2012, was $488,277, $402,363 and $294,195, respectively. There were no stock options issued during the years ended December 27, 2014, December 28, 2013, and December 29, 2012.

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 27, 2014, December 28, 2013, and December 29, 2012 was as follows:

	2014	2013	2012
Accrued warranty, beginning of year	$1,432,000	$1,609,000	$1,588,000
Warranty expense	605,413	1,170,983	1,361,626
Warranty claims paid	(589,413)	(1,347,983)	(1,340,626)
Shuttle bus divestiture	(499,000)	—	—
Accrued warranty, end of year	$949,000	$1,432,000	$1,609,000

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

Net sales consist of the following:

	2014	2013	2012
Specialized vehicles:
Trucks	$211,975,917	$225,778,360	$211,971,626
Trolley	8,414,833	6,928,018	7,995,898
Specialty vehicles	13,791,906	11,929,635	16,180,244
	234,182,656	244,636,013	236,147,768
Fiberglass products	2,126,264	2,169,954	2,963,095
	$236,308,920	$246,805,967	$239,110,863

Recently Issued Accounting Pronouncement - In May 2014, the Financial Accounting Standards Board issued guidance on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing U.S. GAAP and industry-specific guidance related to revenue recognition. The Company has the option to apply the provisions of the guidance using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial adoption. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption of the guidance is not permitted. The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its results of operations or financial condition.

2.                                      DISCONTINUED OPERATIONS.

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

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.                                      DISCONTINUED OPERATIONS, Concluded

The Company continued to operate the business for a period of time following the date of the Agreement to finish certain orders.  The transaction closed on March 28, 2014. Net proceeds from the sale were $3.9 million and net assets of the shuttle bus operations sold consisted of inventory of $4.1 million, machinery and equipment of $0.2 million, reduced by a warranty obligation of $0.5 million, resulting in a gain of $0.1 million, net of tax, recorded during the three month period ended March 29, 2014. The Agreement contains a five-year period during which the Company will not compete in the shuttle bus business, with the exception that the non-competition does not apply to the Company’s trolley bus division.

The results for the shuttle bus division are classified as discontinued operations as follows:

	2014	2013	2012
Net sales	$6,549,209	$35,467,332	$47,029,249
Pretax loss from operations	(2,306,655)	(7,836,430)	(951,331)
Net loss	(1,567,423)	(4,772,386)	(576,507)

3.                                      INVESTMENTS.

Investment securities consist of the following:

	2014	2013
Bond funds — cost	$3,973,772	$2,888,529
Unrealized losses	(40,265)	(23,242)
Bond funds - fair value	$3,933,507	$2,865,287

Sales of securities were $3,175,591 during 2014 and resulted in gains of $10,053. There were no sales of securities during 2013 and 2012. Investment income (included in other income) consisted of dividend income and aggregated $68,612, $27,338, and $10,197 for the years ended 2014, 2013, and 2012, respectively.

4.                                      INVENTORIES.

Inventories consist of the following:

	2014	2013
Raw materials	$15,880,826	$20,877,513
Work-in-progress	3,136,994	3,673,301
Finished goods	3,643,994	7,945,441

Total	$22,661,814	$32,496,255

5.                                      PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following:

	2014	2013
Land	$4,099,790	$4,243,448
Land improvements	7,415,255	6,852,111
Buildings	44,260,627	42,606,220
Machinery and equipment	39,458,457	41,839,430
	95,234,129	95,541,209
Less, Accumulated depreciation and amortization	48,308,595	49,153,370

Property, plant and equipment, net	$46,925,534	$46,387,839

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT.

Long-term debt consists of the following:

	2014	2013
Term loan facility	$8,999,998	$9,666,666
Less, current maturities	666,668	666,668
Long-term debt	$8,333,330	$8,999,998

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at December 27, 2014.  Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 2.50% at December 27, 2014 and 2.47% at December 28, 2013.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures. As of December 27, 2014 and December 28, 2013, the Company was in compliance with all three financial covenants. On August 27, 2014, the Company entered into an amendment of the Credit Agreement. The amendment changed the cash dividend limit from a percentage of consolidated net income for the immediately preceding fiscal quarter to a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  As of December 27, 2014, and December 28, 2013, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. Maturities of the term loan for each of the next three years are as follows: 2015 - $666,668, 2016 - $833,335, and 2017 - $7,499,995.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement and aggregated $3.7 million at December 28, 2013. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers totaling $3.3 million.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

7.                                      RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation.  The Company formerly maintained a policy to match thirty percent of each employee’s contributions up to seven percent of the employee’s compensation.  Effective September 1, 2008, however, the Company temporarily suspended this contribution match.  Effective July 30, 2012, the Company reinstated its matching contribution at fifty percent of each employee’s contributions up to four percent of the employee’s compensation. The Board of Directors may increase or decrease the Company’s contribution as business conditions permit. Expense for this plan was $414,739, $427,119 and $184,275 for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

8.                                      STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value) of which none have been issued.  The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

Common Stock

The Board of Directors approved the following cash dividends on the Company’s outstanding Class A and Class B Common Stock during the year ended December 27, 2014:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share
September 2, 2014	September 16, 2014	September 23, 2014	$0.025
November 11, 2014	December 12, 2014	January 2, 2015	$0.025

On May 8, 2013, the Company’s Board of Directors declared a five percent (5%) stock dividend on the Company’s outstanding Class A and Class B Common Stock. Stockholders of record on May 20, 2013 received a stock dividend for each share owned on that date, paid on June 3, 2013. All share and per share data have been adjusted to reflect the stock dividend on a retroactive basis. No dividends were declared or paid during the year ended December 29, 2012.

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

Stock Options

On January 31, 2001, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2001 Stock Option Plan under which 891,990 shares of Class A Common Stock were reserved for grant. This plan expired on January 31, 2011. On January 23, 2004, the Company’s Board of Directors approved, and the Company’s stockholders subsequently ratified, the 2004 Stock Option Plan, as amended, under which 1,297,440 shares of Class A Common Stock were reserved for grant. This plan expired on January 22, 2014. Under the terms of the stock option plans, both incentive stock options and non-statutory stock options were granted by a specially designated Stock Awards Committee.  The Stock Option Plan, as amended, also allowed for awards of common stock including restricted stock awards. Options granted under the stock option plans generally vest and become exercisable in annual installments of 33 1/3% beginning on the first anniversary date, and the options expire five or seven years after the date of grant.  The Company generally issues new shares to satisfy stock option exercises.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Continued

The following table summarizes the activity for stock options:

		Weighted - Average
	Options	Exercise Price
Outstanding, January 1, 2012	1,214,452	3.71
Granted	—	—
Exercised	(61,744)	1.63
Expired	(13,623)	5.86
Forfeited	(131,287)	4.13
Outstanding, December 29, 2012	1,007,798	3.74
Granted	—	—
Exercised	(115,890)	1.87
Expired	(272,462)	6.29
Forfeited	(84,015)	4.29
Outstanding, December 28, 2013	535,431	2.79
Granted	—	—
Exercised	(183,623)	3.15
Expired	—	—
Forfeited	—	—
Outstanding, December 27, 2014	351,808	2.61

The total intrinsic value of options exercised during the fiscal years ended 2014, 2013 and 2012 approximated $349,478, $306,985 and $117,975, respectively.

Information about stock options outstanding and exercisable at December 27, 2014 is as follows:

	Outstanding			Exercisable
		Weighted -
		Average	Weighted -		Weighted -
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

5.46	6,811	0.05	5.46	6,811	5.46
4.62 - 5.09	79,596	0.36	4.83	79,596	4.83
1.35	21,066	0.83	1.35	21,066	1.35
1.48 - 1.63	93,450	1.50	1.50	93,450	1.50
2.12 - 2.33	150,885	2.76	2.17	150,885	2.17
	351,808	1.71	2.61	351,808	2.61

At December 27, 2014 and December 28, 2013, the aggregate intrinsic value of options exercisable and the intrinsic value of all options outstanding approximated $1,777,415 and $1,510,029, respectively.

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

The following table summarizes the activity for the unvested restricted stock:

	Unvested
	Restricted	Weighted - Average
	Stock	Grant Date Fair Value
Unvested, December 29, 2012	—	—
Granted	145,784	3.98
Vested	(35,353)	3.94
Unvested, December 28, 2013	110,431	3.99
Granted	60,896	6.87
Vested	(65,510)	4.72
Unvested, December 27, 2014	105,817	5.19

The total fair value of shares vested and recognized as stock-based compensation expense during the years ended December 27, 2014 and December 28, 2013 was $309,527 and $141,847 respectively.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted during 2014 and 2013 totaled 25,998 and 33,006, respectively.

Total unrecognized compensation expense related to all share-based awards outstanding at December 27, 2014, is approximately $549,642 and is to be recorded over a weighted-average contractual life of 1.77 years.

As of December 27, 2014, 761,078 shares were reserved for the granting of future share-based awards compared to 1,340,465 shares at December 28, 2013.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES.

Federal and State income tax expense from continuing operations consist of the following:

	2014	2013	2012
Federal:
Current	$2,242,641	$4,102,557	$988,639
Deferred	1,100,487	1,253,385	372,886
	3,343,128	5,355,942	1,361,525

State:
Current	227,648	761,633	(98,554)
Deferred	429,879	(194,216)	(1,198,336)
	657,527	567,417	(1,296,890)
Total	$4,000,655	$5,923,359	$64,635

Deferred tax assets and deferred tax liabilities were as follows:

	2014	2013
Deferred tax assets:
Receivables	$20,020	$20,020
Inventories	550,170	937,161
Accrued liabilities	1,295,798	1,687,924
Net operating losses and credit carryforwards	1,336,649	1,615,046
Other	166,347	186,864
Total deferred tax assets	3,368,984	4,447,015

Deferred tax liabilities:
Depreciation	(4,357,310)	(3,862,862)
Prepaids and other	(775,759)	(817,871)
Total deferred tax liabilities	(5,133,069)	(4,680,733)
Net deferred tax liabilities	$(1,764,085)	$(233,718)

At December 27, 2014, the Company had state tax loss carryforwards of approximately $25 million available to offset future taxable income, expiring in various amounts through December 31, 2033.

A reconciliation of the tax provision for income taxes from continuing operations at the U.S. Statutory rate (35% in 2014, 34% in 2013 and 35% in 2012) to the effective income tax expense rate as reported is as follows:

	2014		2013		2012
U.S. Federal statutory rate	$4,364,717	35.0%	$5,821,356	34.0%	$4,356,433	35.0%
State income taxes, net of federal benefit	617,410	5.0	510,783	3.0	388,840	3.1
Tax-exempt underwriting income of wholly- owned small captive insurance subsidiary	(297,243)	(2.4)	(225,480)	(1.3)	—	—
Domestic production deduction	(281,688)	(2.3)	(167,800)	(1.0)	(304,300)	(2.4)
Research and development tax credits	(75,000)	(0.6)	(100,000)	(0.6)	—	—
Alternative fuel tax credit	(22,750)	(0.2)	(37,370)	(0.2)	—	—
Stock-based compensation	(117,395)	(0.9)	16,800	0.1	30,580	0.2
Valuation allowance	—	—	—	—	(4,589,180)	(36.8)
Other, net	(187,396)	(1.5)	105,070	0.6	182,262	1.4
Effective tax	$4,000,655	32.1%	$5,923,359	34.6%	$64,635	0.5%

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Concluded

Uncertain Tax Positions

The Company recognizes income tax benefits only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such tax benefit recorded is the largest amount that is more likely than not to be allowed.  A reconciliation of the change in the unrecognized tax benefits for the three years ended December 27, 2014 is as follows:

Unrecognized tax benefits at January 1, 2012	$719,612
Gross increases - tax positions in prior periods	22,430
Lapse of statute of limitations	(222,431)
Unrecognized tax benefits at December 29, 2012	519,611
Gross increases - tax positions in prior periods	197,310
Lapse of statute of limitations	(57,921)
Unrecognized tax benefits at December 28, 2013	659,000
Gross increases - tax positions in prior periods	157,657
Lapse of statute of limitations	(70,657)
Unrecognized tax benefits at December 27, 2014	$746,000

The entire balance of approximately $746,000 at December 27, 2014 relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.  The Company is subject to U.S. federal income tax as well as various state taxes.  The Company is no longer subject to examination by federal taxing authorities for the fiscal year ended 2010 and earlier.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for, and recognized during, the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012 were immaterial.

10.                               COMMITMENTS AND CONTINGENCIES.

Lease Commitments and Related Party Transactions

The Company leases certain manufacturing facilities and land under operating lease agreements which expire at various dates from December 2015 through April 2016. Previously, certain lease agreements were with related parties for which related party rent expense was approximately $658,000 for the fiscal year ended 2012. The Company exercised its options to purchase these related party leased facilities during 2012.

Rent expense under all operating leases aggregated $159,010, $96,066, and $733,340 for the fiscal years ended 2014, 2013, and 2012, respectively.

At December 27, 2014, future minimum rental payments under noncancelable operating leases aggregated $107,318 and are payable as follows: 2015 - $97,484; and 2016 - $9,834.

Consigned Inventories

The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities with the condition that the Company will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to the Company on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.                               COMMITMENTS AND CONTINGENCIES, Continued

finance agreements with General Motors and Ally Bank, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by General Motors upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by General Motors.  Accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. At December 27, 2014 and December 28, 2013, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $25.2 million and $19.2 million, respectively.  Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

Repurchase Commitments

The Company was contingently liable at December 27, 2014, under a repurchase agreement with a certain financial institution providing inventory financing for retailers of its products.  Under the arrangement, which is customary in the industry, the Company agrees to repurchase vehicles in the event of default by the retailer. The maximum repurchase liability is the total amount that would be paid upon the default of the Company’s independent dealers.  The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $1.8 million at December 27, 2014 and $1.8 million at December 28, 2013.  The loss, if any, under the agreement is the difference between the repurchase cost and the resale value of the units.  The Company believes that any potential loss under this agreement in effect at December 27, 2014 would not be material.

Self-Insurance

The Company is self-insured for a portion of general liability ($100,000 per occurrence), certain employee health benefits ($200,000 annually per employee with no annual aggregate), and workers’ compensation in certain states ($250,000 per occurrence with no annual aggregate).  The Company accrues for the estimated losses occurring from both asserted and unasserted claims.  The estimate of the liability for unasserted claims arising from incurred but not reported claims is based on an analysis of historical claims data.

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

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to		Column E
Column A	Beginning	Costs and	Column D	Balance End
Description	of Period	Expenses	Deductions (1)	of Period
Year ended December 27, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$52,000	$7,000	$7,000	$52,000

Year ended December 28, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$100,000	$63,000	$111,000	$52,000

Year ended December 29, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$200,000	$30,000	$130,000	$100,000

(1)  Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY DATA

	First	Second	Third	Fourth
2014 Quarter
Net sales, continuing operations	$53,393,557	$71,552,068	$58,023,699	$53,339,596
Gross profit, continuing operations	7,890,507	14,637,656	11,287,292	10,031,384
Net income, continuing operations	224,017	4,255,432	2,468,965	1,521,540
Net loss, discontinued operations	(1,567,423)	—	—	—
Net income (loss), consolidated	(1,343,406)	4,255,432	2,468,965	1,521,540
Income (loss) per share, consolidated:
Basic	(0.08)	0.26	0.15	0.09
Diluted	(0.08)	0.25	0.15	0.09

	First	Second	Third	Fourth
2013 Quarter
Net sales, continuing operations	$56,371,169	$68,909,290	$56,656,038	$64,869,470
Gross profit, continuing operations	11,103,048	14,522,889	11,614,546	11,179,842
Net income, continuing operations	2,610,482	3,973,795	2,491,453	2,122,532
Net loss, discontinued operations	(306,676)	(3,048,664)	(960,016)	(457,030)
Net income, consolidated	2,303,806	925,131	1,531,437	1,665,502
Income per share, consolidated:
Basic	0.14	0.07	0.09	0.10
Diluted	0.14	0.06	0.09	0.10

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.          CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 27, 2014, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2014.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 27, 2014.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of December 27, 2014, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 27, 2014.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) occurred during the fiscal quarter ended December 27, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2015 annual stockholders’ meeting.

ITEM 11.            EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2015 annual stockholders’ meeting.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2015 annual stockholders’ meeting.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2015 annual stockholders’ meeting.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2015 annual stockholders’ meeting.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.	The following financial statements and financial statement schedule are included in Item 8 herein:

	1.	Financial Statements

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 27, 2014 and December 28, 2013

Consolidated Statements of Comprehensive Income for the years ended December 27, 2014, December 28, 2013 and December 29, 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 27, 2014, December 28, 2013 and December 29, 2012

Consolidated Statements of Cash Flows for the years ended December 27, 2014, December 28, 2013 and December 29, 2012

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

	3.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPREME INDUSTRIES, INC.

Date:	February 27, 2015	By:	/s/ Mark D. Weber
Mark D. Weber
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert M. Gardner	Chairman of the Board	February 27, 2015
Herbert M. Gardner

/s/ Mark D. Weber	President, Chief Executive Officer
Mark D. Weber	and Director (Principal Executive Officer)	February 27, 2015

/s/ William J. Barrett	Executive Vice President, Secretary,
William J. Barrett	Assistant Treasurer and Director	February 27, 2015

/s/ Matthew W. Long	Chief Financial Officer, Treasurer and	February 27, 2015
Matthew W. Long	Assistant Secretary (Principal
Financial and Accounting Officer)

/s/ Peter D. Barrett	Director	February 27, 2015
Peter D. Barrett

/s/ Robert J. Campbell	Director	February 27, 2015
Robert J. Campbell

/s/ Edward L. Flynn	Director	February 27, 2015
Edward L. Flynn

/s/ Arthur J. Gajarsa	Director	February 27, 2015
Arthur J. Gajarsa

/s/ Thomas B. Hogan, Jr.	Director	February 27, 2015
Thomas B. Hogan, Jr.

/s/ Mark C. Neilson	Director	February 27, 2015
Mark C. Neilson

/s/ Wayne A. Whitener	Director	February 27, 2015
Wayne A. Whitener

INDEX TO EXHIBITS

Exhibit		Description

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

	3.4

Certificate of Amendment of Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on June 16, 2014, filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, and incorporated herein by reference.

	3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.

	10.1

Special Vehicle Manufacturer Converters Agreement with General Motors Corporation, effective February 29, 2008, between General Motors Corporation and Supreme Corporation, filed as Exhibit 10.11 to the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2008, and incorporated herein by reference.

	10.2

Ford Authorized Converter Pool Agreement, effective May 1, 2008, among Ford Motor Company, Supreme Corporation and certain subsidiaries, filed as Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2008, and incorporated herein by reference.

	10.3

Asset Purchase Agreement dated as of February 28, 2014 between Supreme Corporation and Forest River Manufacturing, LLC, filed as Exhibit 2(a) to the Company’s Current Report on Form 8-K filed on March 6, 2014, and incorporated herein by reference.

	10.4	Special Vehicle Manufacturer Converters Agreement effective August 1, 2013, between General Motors LLC and Supreme Corporation, and incorporated herein by reference.

+	10.5	2001 Stock Option Plan, filed as Exhibit 10.6 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

+	10.6

Amendment No. 1 to the Company’s 2001 Stock Option Plan, filed as Exhibit 10.7 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

+	10.7	2004 Stock Option Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 effective on August 26, 2004, and incorporated herein by reference.

+	10.8	Amended and Restated 2004 Stock Option Plan filed as Exhibit A to the Company’s Revised Definitive Proxy Statement filed on April 5, 2006, and incorporated herein by reference.

+	10.9

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

+	10.11

Amendment No. Three to the Company’s Amended and Restated 2004 Stock Option Plan dated March 25, 2008, included in the Company’s Definitive Proxy Statement filed on April 3, 2008, and incorporated herein by reference.

Exhibit		Description

+	10.12

Amendment No. Four to the Company’s Amended and Restated 2004 Stock Option Plan dated August 25, 2009, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended September 26, 2009, and incorporated herein by reference.

+	10.13

Amended and Restated Ownership Transaction Incentive Plan effective as of November 4, 2013, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, and incorporated herein by reference.

+	10.14	2012 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.

+	10.15

Form of Supreme Industries, Inc. Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2008, and incorporated herein by reference.

+	10.16

Indemnification Agreement, effective as of May 6, 2013, by and between Supreme Industries, Inc. and Mark D. Weber, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19. 2013, and incorporated herein by reference.

+	10.17

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

+	10.21

First Amendment to December 29, 2011 Letter Agreement by and between Supreme Industries, Inc. and Matthew W. Long, dated December 21, 2012 filed as Exhibit 10.32 to the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2012, and incorporated herein by reference.

+	10.22	Second Amendment to December 29, 2011 Letter Agreement by and between Supreme Industries, Inc. and Matthew W. Long, dated November 20, 2014, and incorporated herein by reference.

+	10.23

Amendment Number One to Employment Contract between Supreme Industries, Inc. and William J. Barrett, effective June 29, 2012, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

+	10.24

Amendment Number One to Employment Contract between Supreme Industries, Inc. and Herbert M. Gardner, effective June 29, 2012, filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

+	10.25

Employment Agreement, effective as of May 6, 2013, by and among Supreme Industries, Inc., Supreme Corporation, and Mark D. Weber, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19. 2013, and incorporated herein by reference.

	10.26

Amended and Restated Credit Agreement, dated as of April 29, 2013, by and among Supreme Industries, Inc. and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2013, and incorporated herein by reference.

Exhibit		Description

	10.27

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

	10.29

Amendment No. 1 to Credit Agreement, dated as of April 17, 2014, by and among Supreme Industries, Inc., Wells Fargo Bank, National Association and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, and incorporated herein by reference.

	10.30

Amendment No. 2 to Credit Agreement, executed as of August 27, 2014, by and among Supreme Industries, Inc., Wells Fargo Bank, National Association, and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2014, and incorporated herein by reference.

	10.31

Settlement and Release Agreement, dated June 14, 2013, by and between Supreme Indiana Operations, Inc. and King County, Washington, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2013, and incorporated herein by reference.

+	10.32

2014 Supreme Cash and Equity Bonus Plan, dated August 6, 2014, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, and incorporated herein by reference.

+	10.33

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

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed on February 27, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*   Filed herewith.

+   Management contract or compensatory plan or arrangement.