Form 10-Q
period 2015-03-28
SUPREME INDUSTRIES INC
filed 2015-05-01
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at April 27, 2015
Class A	14,867,110
Class B	1,742,482

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 28,	December 27,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$69,014	$11,636,988
Investments	3,988,852	3,933,507
Accounts receivable, net	30,191,914	17,898,054
Inventories	39,127,698	22,661,814
Deferred income taxes	1,157,953	1,122,103
Other current assets	5,408,263	5,849,019
Total current assets	79,943,694	63,101,485

Property, plant and equipment, net	47,011,885	46,925,534
Other assets	838,505	914,735
Total assets	$127,794,084	$110,941,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	15,947,914	8,958,026
Other accrued liabilities	8,018,181	9,027,829
Total current liabilities	24,632,763	18,652,523

Long-term debt	17,370,152	8,333,330
Deferred income taxes	2,967,279	2,886,188
Other long-term liabilities	67,250	37,308
Total liabilities	45,037,444	29,909,349

Stockholders’ equity	82,756,640	81,032,405
Total liabilities and stockholders’ equity	$127,794,084	$110,941,754

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 28,	March 29,
	2015	2014

Net sales	$63,295,371	$53,393,557
Cost of sales	51,850,345	45,503,050
Gross profit	11,445,026	7,890,507

Selling, general and administrative expenses	8,420,650	7,519,990
Other income	(78,158)	(37,225)
Operating income	3,102,534	407,742

Interest expense	243,415	76,111
Income from continuing operations before income taxes	2,859,119	331,631

Income tax expense	926,000	107,614
Income from continuing operations	1,933,119	224,017

Discontinued operations
Gain on sale of discontinued operations, net of tax	—	87,036
Operating loss from discontinued operations, net of tax	—	(1,654,459)
Loss from discontinued operations, net of tax	—	(1,567,423)

Net income (loss)	1,933,119	(1,343,406)

Other comprehensive income (loss), net of tax	(12,410)	6,260
Comprehensive income (loss)	$1,920,709	$(1,337,146)

Basic income (loss) per share:
Income from continuing operations	$0.12	$0.01
Loss from discontinued operations	—	(0.09)
Net income (loss)	$0.12	$(0.08)

Diluted income (loss) per share:
Income from continuing operations	$0.11	$0.01
Loss from discontinued operations	—	(0.09)
Net income (loss)	$0.11	$(0.08)

Shares used in the computation of income (loss) per share:
Basic	16,569,115	16,202,499
Diluted	16,905,228	16,631,421

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 28,	March 29,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,933,119	$(1,343,406)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	902,233	980,005
Deferred income taxes	45,241	92,601
Stock-based compensation expense	160,090	101,201
Gain on sale of discontinued operations	—	(127,994)
(Gain) loss on sale of property, plant and equipment, net	(2,700)	23,924
Changes in operating assets and liabilities	(21,930,235)	(609,373)

Net cash used in operating activities	(18,892,252)	(883,042)

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	3,884,656
Additions to property, plant and equipment	(912,354)	(686,450)
Proceeds from sale of property, plant and equipment	2,700	9,613
Purchases of investments	(32,846)	(5,270)

Net cash provided by (used in) investing activities	(942,500)	3,202,549

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	11,903,489	—
Repayments of revolving line of credit and other long-term debt	(2,866,667)	(166,667)
Payment of cash dividends	(828,509)	—
Treasury stock purchased	(87,230)	—
Proceeds from exercise of stock options	145,695	48,332

Net cash provided by (used in) financing activities	8,266,778	(118,335)

Change in cash and cash equivalents	(11,567,974)	2,201,172

Cash and cash equivalents, beginning of period	11,636,988	3,894,277

Cash and cash equivalents, end of period	$69,014	$6,095,449

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair presentation of the interim periods reported.  The December 27, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended March 28, 2015 and March 29, 2014 are for 13-week periods, respectively.

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

On February 28, 2014, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets of the Company’s shuttle bus division. Pursuant to the terms of the Agreement and upon satisfaction of the closing conditions, the Company sold the assets of the shuttle bus operations including machinery and equipment, inventory, trademarks, engineering drawings, bills of materials, customer lists, customer purchasing histories, price lists, distribution lists, supplier lists, production data, quality control records, procedures related to the shuttle bus business, demonstrator vehicles, and all open purchase orders and unexpired governmental and municipal bid contracts. In addition, the purchaser assumed certain warranty obligations.

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

The results for the shuttle bus division are classified as discontinued operations as follows:

Three Months Ended
March 29, 2014
Net sales	$6,549,209
Loss before income taxes	(2,306,655)
Loss after income taxes	(1,567,423)

NOTE 3 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	March 28,	December 27,
	2015	2014
Raw materials	$27,830,262	$15,880,826
Work-in-progress	5,121,540	3,136,994
Finished goods	6,175,896	3,643,994
	$39,127,698	$22,661,814

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of March 28, 2015 and December 27, 2014, because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of March 28, 2015 and December 27, 2014, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 5 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $25.8 million at March 28, 2015.  Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 2.86% at March 28, 2015 and 2.50% at December 27, 2014.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures. On August 27, 2014, the Company entered into an amendment of the Credit Agreement. The amendment changed the cash dividend limit from a percentage of consolidated net income for the immediately preceding fiscal quarter to a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding. The Company was in compliance with all provisions of the Credit Agreement upon receipt of a waiver of default. The Company had a technical event of default caused by payment of cash dividends in excess of $0.03 per share during the first quarter of 2015. This was caused by the cash dividend declared in the fourth quarter of 2014 being paid on January 2, 2015.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  The Company’s cash management system and revolving credit facility are designed to maintain zero cash balances and, accordingly, checks outstanding in excess of bank balances are classified as borrowings under the revolving credit facility. Checks outstanding in excess of bank balances were $5.8 million and additional borrowings against the revolving credit facility totaled $3.4 million at March 28, 2015.  There were no borrowings against the revolving credit facility at December 27, 2014.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. As of March 28, 2015 and December 27, 2014, the outstanding balance under the term loan facility was $8.8 million and $9.0 million, respectively.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers totaling $3.3 million, thereby utilizing idle cash to avoid letters of credit fees and earn interest on the cash deposits.

NOTE 6 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the three months ended March 28, 2015:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 27, 2014	351,808	$2.61
Granted	—	—
Exercised	(62,184)	$2.74
Expired	—	—
Forfeited	—	—
Outstanding, March 28, 2015	289,624	$2.58

At March 28, 2015, the aggregate intrinsic value of options exercisable and the intrinsic value of all options outstanding approximated $1,541,054 and had a weighted-average remaining contractual life of 1.5 years.

The following table summarizes the activity for the unvested restricted stock for the three months ended March 28, 2015:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 27, 2014	105,817	$5.19
Granted	122,890	$8.43
Vested	(20,636)	$5.43
Unvested, March 28, 2015	208,071	$7.08

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the three months ended March 28, 2015 was $111,965.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted to outside directors during the first three months of 2015 totaled 6,818 and the related stock-based compensation expense recognized during the three months ended March 28, 2015 was $48,125.

Total unrecognized compensation expense related to all share-based awards outstanding at March 28, 2015, was approximately $1,473,635 and is to be recorded over a weighted-average contractual life of 2.5 years.

As of March 28, 2015, 631,370 shares were reserved for the granting of future share-based awards compared to 761,078 shares at December 27, 2014.

NOTE 7 — INCOME TAXES

For the three months ended March 28, 2015, the Company recorded income tax expense of $0.9 million at an effective tax rate of 32.4% compared with $0.1 million at an effective tax rate of 32.4% for the three months ended March 29, 2014.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

NOTE 8 — COMMON STOCK

The Company declared and paid a two and one-half cent ($.025) per share cash dividend to all Class A and Class B common stockholders during the quarter ended March 28, 2015.  The Company also paid the dividend declared on November 11, 2014, during the quarter ended March 28, 2015.

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is a leading manufacturer of specialized vehicles including truck bodies, trolleys and specialty vehicles produced to the specifications of its customers. Established in 1974 and based in Goshen, Indiana, the Company has seven manufacturing facilities.  In order to serve major geographic markets, these operations are positioned at strategic locations across the continental United States.

The Company’s transportation equipment products are used by a wide variety of industrial, commercial and law enforcement customers ranging in price from $4,000 to more than $100,000.  Supreme’s truck bodies are offered in aluminum, FiberPanel PW, FiberPanel HC, or SignaturePlate making Supreme the only national truck body company to offer four sidewall options. Most of the Company’s products are attached to light-duty truck chassis and medium-duty truck chassis.  Supreme integrates a wide range of options into its truck bodies including liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment.  Supreme Trolleys are uniquely designed for each customer’s specific transportation application and blends classic styling resembling a San Francisco trolley car with up-to-date features. Specialty Vehicles are designed and customized to move money, dispatch a tactical force, or respond to an emergency to meet many proactive and security needs of its customers

The Company and its product offerings are affected by various risk factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of chassis, and the availability of credit and financing to the Company, its vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings. The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto (see Note 1 “Basis of Presentation and Opinion of Management”) located in Item 1 of this document, and pertain to continuing operations unless otherwise noted.

Overview

Consolidated net sales for the three months ended March 28, 2015 increased 18.5%, to $63.3 million, from $53.4 million in the first quarter 2014.  Truck sales increased 22.7% in 2015’s initial quarter, which more than offset lower sales of trolleys and specialty vehicles. New sales initiatives implemented during 2014, combined with strong customer demand for medium-duty work trucks, drove top-line growth for both the retail and fleet customers during the first three months of 2015.  Additionally, 2014 results were negatively impacted by chassis shortages and severe weather, circumstances which were not present during the first quarter of 2015.

Sales order backlog at the end of the first quarter of 2015 increased 27.5% to $94.3 million, compared with $73.9 million at the end of the first quarter of 2014 and $79.9 million at the end of 2014.  The Company continues to focus on providing its customers with high quality products and a high level of customer service.

For the three months ended March 28, 2015, gross profit was $11.4 million, or 18.1% of net sales, compared with $7.9 million, or 14.8% of net sales at the end of last year’s first quarter.  The improvement was mainly due to an increase in truck sales, with a larger mix of retail truck shipments, labor utilization improvements associated with the fleet production build, and the fixed nature of certain overhead expenses that do not fluctuate with sales volume changes.

Selling, general and administrative expenses increased by $0.9 million, or 12.0%, to $8.4 million for the three months ended March 28, 2015 as compared with $7.5 million for the three months ended March 29, 2014.  The increase was the result of profit-based incentive compensation plans and higher salary costs related to annual merit increases.  Additionally, sales wages increased as the Company expanded its market presence by adding and upgrading sales personnel in key regions.

Income tax expense for the three months ended March 28, 2015 was $0.9 million compared with $0.1 million three months ended March 29, 2014, with an effective tax rate of 32.4% for both periods.  Income from continuing operations for the three months ended March 28, 2015 was $1.9 million, or $0.11 per diluted share, compared with income from continuing operations of $0.2 million, or $0.01 per diluted share, for the three months ended March 29, 2014.

On December 31, 2013, the Company announced its intention to divest its shuttle bus business. The decision to divest the shuttle bus business was made to help improve stockholder value by reallocating resources where they are expected to earn a higher return.  The progressively competitive environment in the bus industry led to intensified price cutting, making it more difficult to sustain profitability.  Shuttle bus products represented less than 13% of the Company’s consolidated 2013 sales, but had a material adverse effect on financial results.  On February 28, 2014, the Company entered into an agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the results as discontinued operations.  For the three months ended March 29, 2014, the after-tax loss from discontinued operations was $1.6 million.

Reported net income for the three months ended March 28, 2015 was $1.9 million, or $0.11 per diluted share, compared with a net loss of $1.3 million, or $0.08 per diluted share, for the three months ended March 29, 2014.

The Company’s working capital increased to $55.3 million at March 28, 2015, compared with $44.4 million at December 27, 2014.  During the first quarter of 2015, Supreme invested $0.9 million in facilities and equipment to enhance manufacturing efficiencies. Net cash used by operating activities during the first three months of 2015 was $18.9 million, compared with $0.9 million in last year’s first quarter. The increased use of operating cash resulted from higher levels of inventory to support the growing sales volume as well as increased shipments of fleet orders which began in March, increasing accounts receivable. An increase in trade accounts payable partially mitigated the growth in working capital.

Stockholders’ equity increased 2.1% to $82.8 million at March 28, 2015, compared with $81.0 million at December 27, 2014.  Book value per share grew to $5.02 at the 2015 quarter-end versus $4.94 at the end of 2014.

We are optimistic about Supreme’s outlook for the remainder of 2015.  Our backlog remains strong and also provides encouraging evidence that our strategic growth initiatives and customer-centric marketing approach are gaining traction.  Supreme’s financial strength is also allowing the Company to invest in growth initiatives while at the same time paying a quarterly dividend to shareholders.

Net sales

Net sales for the three months ended March 28, 2015 increased $9.9 million, or 18.5%, to $63.3 million as compared with $53.4 million for the three months ended March 29, 2014.

Truck sales increased $11.2 million, or 22.7%, for the first quarter of 2015 when compared with last year’s first quarter.  The sales growth was the result of higher sales in both retail and fleet customers.  Additionally, last year’s first quarter results were negatively impacted by chassis shortages and severe weather, circumstances which were not present during the first quarter of 2015.  As we continue through 2015, we are encouraged by the higher truck sales backlog, improved market indicators for truck body purchases, and new product offerings including our proprietary FiberPanel HC product and the redesign of our refrigerated product line.  Trolley sales decreased $0.3 million, or 16.2%, for the three months ended March 28, 2015 when compared with last year’s first quarter.  Specialty vehicle sales for the first quarter of 2015 decreased $1.5 million, or 82.6%, compared with the first quarter of 2014.  Using existing products and manufacturing capabilities as a foundation, we continue to look for opportunities to expand product offerings and our customer base for these specialty products.  The Company’s fiberglass facility supplies fiberglass reinforced plywood to Supreme for use in the production of certain truck bodies and also sells such product to third parties.  The sales to third parties increased $0.4 million, or 81.9%, for the first quarter of 2015 when compared with last year’s first quarter.

Cost of sales and gross profit

Gross profit increased by $3.5 million, or 45.0%, to $11.4 million for the three months ended March 28, 2015, as compared with $7.9 million for the three months ended March 29, 2014.

Material cost as a percentage of net sales remained steady for the three months ended March 28, 2015 as compared with the first quarter of 2014.  A slight improvement in the material cost percentage was due in part to a change in product mix and an acceleration of payments to vendors to take advantage of discount payment terms.  Increased demand for certain commodities can result in fluctuating costs of raw materials and other items we utilize in our production processes.  Therefore, the Company closely monitors major commodities to identify raw material cost escalations and attempts to pass through cost increases as markets will allow by having material adjustment clauses in most key customer contracts.

Direct labor as a percentage of net sales decreased by 1.0% for the three months ended March 28, 2015 as compared with the first three months of 2014.  The decrease in the direct labor percentage was primarily due to product mix and production efficiencies associated with large-scale production of fleet units.  Additionally, the first quarter of 2014 was impacted by labor inefficiencies resulting from shortages of light-duty chassis from a major chassis supplier and extreme weather conditions causing the inefficiencies in the movement, scheduling and production of truck bodies.

Manufacturing overhead as a percentage of net sales decreased by 1.6% for the three months ended March 28, 2015 as compared with the first quarter 2014 due to the fixed nature of certain overhead expenses that do not fluctuate with increasing sales volumes. Additionally, utility, warranty and workers’ compensation expenses were favorable when compared with the first three months of 2014. Production inefficiencies resulting from chassis supply shortages, as well as the extreme weather conditions, adversely impacted the first quarter of 2014.

Delivery expense as a percentage of net sales was 2.1% for the three months ended March 28, 2015 as compared with 2.5% for the three months ended March 29, 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.9 million, or 12.0%, to $8.4 million for the three months ended March 28, 2015 as compared with $7.5 million for the three months ended March 29, 2014.

Selling expenses for the three months ended March 28, 2015 increased $0.1 million to $2.5 million as compared with $2.4 million for the three months ended March 29, 2014.  As a percentage of net sales, selling expenses decreased 0.6% for the three months ended March 28, 2015 as compared with 2014.  The slight dollar increase was due to higher sales wages and related costs as the Company enhanced its market presence by adding and upgrading sales personnel in key regions, as well as annual merit increases.  The increase was partially offset by higher marketing incentives received from OEM chassis suppliers.

General and administrative expenses for three months ended March 28, 2015 increased $0.8 million to $5.9 million as compared with $5.1 million for the three months ended March 29, 2014.  As a percentage of net sales, general and administrative expenses decreased 0.2% for the three months ended March 28, 2015 as compared with the same period in 2014.  The dollar increase was the result of profit-based incentive compensation plans and higher salary costs related to annual merit increases.

Other income

For the three months ended March 28, 2015, other income was $78,000, or 0.1% of net sales, as compared with other income of $37,000, or 0.1% of net sales, for the three months ended March 29, 2014. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense increased to $0.2 million, or 0.4% of net sales, for the three months ended March 28, 2015 as compared with $0.1 million for the three months ended March 29, 2014.  Interest expense includes interest on bank debt, and chassis interest on bailment pool chassis offset by interest support received from a chassis manufacturer. The increase was primarily due to less chassis interest support received as a result of quarter-over-quarter timing differences of when chassis were received.

Income taxes

For the three months ended March 28, 2015, the Company recorded income tax expense of $0.9 million at an effective tax rate of 32.4% compared with $0.1 million at an effective tax rate of 32.4% for the three months ended March 29, 2014.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Income from continuing operations

Income from continuing operations for the months ended March 28, 2015 was $1.9 million, or $0.11 per diluted share, compared with income from continuing operations of $0.2 million, or $0.01 per diluted share for the three months ended March 29, 2014.

Discontinued operations

The Company decided to discontinue its shuttle bus operations on December 31, 2013.  On February 28, 2014, the Company entered into an agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the results as discontinued operations.  For the quarter ended March 29, 2014, the after-tax loss from discontinued operations was $1.6 million.

Net Income (Loss)

Reported net income for the three months ended March 28, 2015 was $1.9 million, or $0.11 per diluted share, compared with a net loss of $1.3 million, or $0.08 per diluted share, for the three months ended March 29, 2014.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share:

	Three Months Ended
	March 28, 2015	March 29, 2014
Basic income (loss) per share:
Income from continuing operations	$0.12	$0.01
Loss from discontinued operations	—	(0.09)
Net income (loss) per share	$0.12	$(0.08)

Diluted income (loss) per share:
Income from continuing operations	$0.11	$0.01
Loss from discontinued operations	—	(0.09)
Net income (loss) per share	$0.11	$(0.08)

Shares used in the computation of income (loss) per share:
Basic	16,569,115	16,202,499
Diluted	16,905,228	16,631,421

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash used in operating activities totaled $18.9 million for the three months ended March 28, 2015, as compared with $0.9 million for the three months ended March 29, 2014.

During the first three months of 2015, changes in operating assets and liabilities were impacted by a $16.5 million increase in inventories. The change was due to the sharp increase in production activity primarily attributable to seasonal fleet orders. This increased business activity also resulted in a $12.3 million increase in accounts receivable as shipments of fleet orders began during March of 2015. Despite the increase in inventories, trade accounts payable increased by only $7.0 million as a result of the Company’s acceleration of payments to vendors to take advantage of discount payment terms.

During the first quarter of 2014, changes in operating assets and liabilities were impacted by a $2.0 million decrease in accounts receivable due to lower sales volume. This decrease was offset by a $0.8 million increase in inventories and a $1.1 million decrease in trade accounts payable.

Investing activities

Cash used in investing activities was $0.9 million for the three months ended March 28, 2015, as compared with cash provided by investing activities of $3.2 million for the three months ended March 29, 2014.  During the first three months of 2015, the Company’s capital expenditures were $0.9 million, consisting of investments in process improvements and equipment replacement and upgrades.

During the first three months of 2014, the Company closed on the sale of its shuttle bus operations and received net proceeds of $3.9 million. Additionally, the Company’s capital expenditures totaled $0.7 million and consisted primarily of maintenance capital expenditures.

Financing activities

Cash provided by financing activities for the three months ended March 28, 2015 was $8.3 million, as compared with cash used in financing activities of $0.1 million for the three months ended March 29, 2014.  During the first three months of 2015, the Company borrowed against its revolving line of credit in the net amount of $9.2 million. The additional borrowings were primarily used to fund the elevated working capital needs typical for the first half of the year to support seasonal fleet orders.  Additionally, during the first quarter of 2015, the Company used $0.8 million to pay cash dividends to its shareholders and $0.2 million to make a scheduled quarterly principal payment on its outstanding term loan.

During the first quarter of 2014, the Company used $0.2 million to make a scheduled quarterly principal payment on its outstanding term loan.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $25.8 million at March 28, 2015.  The Company was in compliance with all provisions of the Credit Agreement upon receipt of a waiver of default.  The Company had a technical event of default caused by payment of cash dividends in excess of $0.03 per share during the first quarter of 2015.  This was caused by the cash dividend declared in the fourth quarter of 2014 being paid on January 2, 2015.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 27, 2014.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, excess and obsolete inventories, inventory relief, accrued insurance, and accrued warranty.

Revenue Recognition — The Company generally recognizes revenue when products are shipped to the customer.  Revenue on certain customer-requested bill and hold transactions is recognized after the risks of ownership have passed to the customer, the customer is notified that the products have been completed according to customer specifications, the products have passed all of the Company’s quality control inspections, and the products are ready for delivery based on established delivery terms.

In May 2014, the Financial Accounting Standards Board issued guidance on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance supersedes existing U.S. GAAP and industry-specific guidance related to revenue recognition and is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its results of operations or financial condition.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 27, 2014.

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 28, 2015.

b.                                      Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.                                       RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A: Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 27, 2014, which is herein incorporated by reference.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased(1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as a part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

December 28, 2014 to January 24, 2015	N/A	N/A	N/A	N/A

January 25, 2015 to February 21, 2015	4,965	$7.92	N/A	N/A

February 22, 2015 to March 28, 2015	8,797	$8.26	N/A	N/A

Total	13,762

(1)  Shares forfeited to satisfy tax obligations upon the vesting of restricted stock and shares related to the exercise of stock options

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

Exhibit 3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, filed on May 1, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: May 1, 2015		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: May 1, 2015		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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

Exhibit 3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, filed on May 1, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.