Form 10-Q
period 2015-06-27
SUPREME INDUSTRIES INC
filed 2015-07-31
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at July 23, 2015
Class A	14,939,831
Class B	1,742,482

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27,	December 27,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$3,086,185	$11,636,988
Investments	2,962,393	3,933,507
Accounts receivable, net	26,258,067	17,898,054
Inventories	29,765,876	22,661,814
Deferred income taxes	1,118,636	1,122,103
Other current assets	4,732,637	5,849,019
Total current assets	67,923,794	63,101,485

Property, plant and equipment, net	47,906,952	46,925,534
Other assets	762,275	914,735
Total assets	$116,593,021	$110,941,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	8,657,803	8,958,026
Other accrued liabilities	9,327,666	9,027,829
Total current liabilities	18,652,137	18,652,523

Long-term debt	7,999,996	8,333,330
Deferred income taxes	2,832,264	2,886,188
Other long-term liabilities	59,215	37,308
Total liabilities	29,543,612	29,909,349

Stockholders’ equity	87,049,409	81,032,405
Total liabilities and stockholders’ equity	$116,593,021	$110,941,754

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net sales	$82,595,230	$71,552,068	$145,890,601	$124,945,625
Cost of sales	67,127,172	56,914,412	118,977,517	102,417,462
Gross profit	15,468,058	14,637,656	26,913,084	22,528,163

Selling, general and administrative expenses	9,280,504	8,301,473	17,701,154	15,821,463
Other income	(220,357)	(61,970)	(298,515)	(99,195)
Operating income	6,407,911	6,398,153	9,510,445	6,805,895

Interest expense	28,247	77,335	271,662	153,446
Income from continuing operations before income taxes	6,379,664	6,320,818	9,238,783	6,652,449

Income tax expense	2,033,000	2,065,386	2,959,000	2,173,000
Income from continuing operations	4,346,664	4,255,432	6,279,783	4,479,449

Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	—	—	87,036
Operating loss from discontinued operations, net of tax	—	—	—	(1,654,459)
Loss from discontinued operations, net of tax	—	—	—	(1,567,423)

Net income	4,346,664	4,255,432	6,279,783	2,912,026

Other comprehensive income (loss), net of tax	(17,990)	14,782	(30,400)	21,042
Comprehensive income	$4,328,674	$4,270,214	$6,249,383	$2,933,068

Basic income (loss) per share:
Income from continuing operations	$0.26	$0.26	$0.38	$0.27
Loss from discontinued operations	—	—	—	(0.09)
Net income	$0.26	$0.26	$0.38	$0.18

Diluted income (loss) per share:
Income from continuing operations	$0.26	$0.25	$0.37	$0.26
Loss from discontinued operations	—	—	—	(0.09)
Net income	$0.26	$0.25	$0.37	$0.17

Shares used in the computation of income (loss) per share:
Basic	16,641,955	16,341,887	16,586,469	16,258,466
Diluted	16,992,259	16,757,781	16,912,433	16,705,887

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 27,	June 28,
	2015	2014
Cash flows from operating activities:
Net income	$6,279,783	$2,912,026
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,797,816	1,917,847
Deferred income taxes	(50,457)	(351,405)
Stock-based compensation expense	366,123	225,642
Gain on sale of discontinued operations	—	(127,994)
(Gain) loss on sale of property, plant and equipment, net	(163,953)	48,920
Changes in operating assets and liabilities	(14,102,798)	1,528,487

Net cash provided by (used in) operating activities	(5,873,486)	6,153,523

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	3,884,656
Additions to property, plant and equipment	(2,700,403)	(1,442,337)
Proceeds from sale of property, plant and equipment	403,055	54,863
Proceeds from sale of investments	1,029,000	2,887,193
Purchases of investments	(63,652)	(2,901,248)

Net cash provided by (used in) investing activities	(1,332,000)	2,483,127

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	38,570,153	—
Repayments of revolving line of credit and other long-term debt	(38,903,487)	(333,334)
Payment of cash dividends	(1,328,558)	—
Treasury stock purchased	(157,308)	—
Proceeds from exercise of stock options	473,883	351,725

Net cash provided by (used in) financing activities	(1,345,317)	18,391

Change in cash and cash equivalents	(8,550,803)	8,655,041

Cash and cash equivalents, beginning of period	11,636,988	3,894,277

Cash and cash equivalents, end of period	$3,086,185	$12,549,318

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and six months ended June 27, 2015 and June 28, 2014 are for 13-week and 26-week periods, respectively.

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

The results for the shuttle bus division are classified as discontinued operations as follows:

Six Months Ended
June 28, 2014
Net sales	$6,549,209
Loss before income taxes	(2,306,655)
Loss after income taxes	(1,567,423)

NOTE 3 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	June 27,	December 27,
	2015	2014
Raw materials	$20,159,570	$15,880,826
Work-in-progress	3,918,425	3,136,994
Finished goods	5,687,881	3,643,994
	$29,765,876	$22,661,814

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

Derivatives:  Our derivative instruments consist of an interest rate swap, currently reflected as other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company obtains fair values from financial institutions that utilize internal models with observable market data inputs to estimate the fair value of these instruments (Level 2 inputs).

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of June 27, 2015 and December 27, 2014, because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of June 27, 2015 and December 27, 2014, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 5 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at June 27, 2015.  Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 2.54% at June 27, 2015 and 2.50% at December 27, 2014.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures. On August 27, 2014, the Company entered into an amendment of the Credit Agreement. The amendment changed the cash dividend limit from a percentage of consolidated net income for the immediately preceding fiscal quarter to a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding.  The Company was in compliance with all provisions of the Credit Agreement upon receipt of a waiver of default.  The Company had a technical event of default caused by payment of cash dividends in excess of $0.03 per share during the first quarter of 2015.  This was caused by the cash dividend declared in the fourth quarter of 2014 being paid on January 2, 2015.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion. As of June 27, 2015, and December 27, 2014, there were no borrowings outstanding against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. As of June 27, 2015 and December 27, 2014, the outstanding balance under the term loan facility was $8.7 million and $9.0 million, respectively.

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

NOTE 6 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the six months ended June 27, 2015:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 27, 2014	351,808	$2.61
Exercised	(129,618)	$3.85
Outstanding, June 27, 2015	222,190	$1.88

At June 27, 2015, the aggregate intrinsic value of options exercisable and the intrinsic value of all options outstanding approximated $1,532,041 and had a weighted-average remaining contractual life of 1.7 years.

The following table summarizes the activity for the unvested restricted stock for the six months ended June 27, 2015:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 27, 2014	105,817	$5.19
Granted	122,890	$8.43
Vested	(46,595)	$5.79
Forfeited	(13,761)	$7.87
Unvested, June 27, 2015	168,351	$7.17

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the six months ended June 27, 2015 was $269,873.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted to outside directors during the first six months of 2015 totaled 13,020 and the related stock-based compensation expense recognized during the six months ended June 27, 2015 was $96,250.

Total unrecognized compensation expense related to all share-based awards outstanding at June 27, 2015, was approximately $1,207,429 and is to be recorded over a weighted-average contractual life of 2.3 years.

As of June 27, 2015, 638,929 shares were reserved for the granting of future share-based awards compared to 761,078 shares at December 27, 2014.

NOTE 7 — INCOME TAXES

For the three months ended June 27, 2015, the Company recorded income tax expense of $2.0 million at an effective tax rate of 31.9% compared with $2.1 million at an effective tax rate of 32.7% for the three months ended June 28, 2014.  For the six months ended June 27, 2015, the Company recorded income tax expense of $3.0 million at an effective tax rate of 32.0% compared with $2.2 million at an effective tax rate of 32.7% for the six months ended June 28, 2014.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

NOTE 8 — COMMON STOCK

The Company paid the following cash dividends on its outstanding Class A and Class B Common Stock during the six months ended June 27, 2015:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share
Nov. 11, 2014	Dec. 12, 2014	Jan. 2, 2015	$0.025
Mar. 3, 2015	Mar. 17, 2015	Mar. 24, 2015	$0.025
May 12, 2015	May 27, 2015	Jun. 3, 2015	$0.030

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

NOTE 10 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board issued guidance on subsequent measurement of inventory, which changes the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value.  The guidance is effective for annual and interim periods beginning after December 15, 2016.  The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its results of operations or financial condition.

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

The Company’s transportation equipment products are used by a wide variety of industrial, commercial and law enforcement customers ranging in price from $4,000 to more than $100,000.  Supreme’s truck bodies are offered in aluminum, FiberPanel PW, FiberPanel HC, or SignaturePlate making Supreme the only national truck body company to offer four sidewall options. Most of the Company’s products are attached to light-duty truck chassis and medium-duty truck chassis.  Supreme integrates a wide range of options into its truck bodies including liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment.  Supreme Trolleys are uniquely designed for each customer’s specific transportation application and blends classic styling resembling a San Francisco trolley car with up-to-date features. Specialty Vehicles are designed and customized to move money, dispatch a tactical force, or respond to an emergency to meet many proactive and security needs of its customers.

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

Overview

Consolidated net sales for the three months ended June 27, 2015 increased 15.4% to $82.6 million in the second quarter, compared with $71.6 million in the second quarter of 2014.  Sales of medium-duty work trucks accelerated in the second quarter of 2015 as our recently-restructured sales organization gained momentum. In the first half of 2015, consolidated net sales increased 16.8% to $145.9 million, compared with $124.9 million in the first half of 2014. Higher net sales in the first half of 2015 were the result of increased truck sales, which more than offset a sales decline of trolleys and specialty vehicles.

Our sales order backlog at the end of the second quarter of 2015 was $74.0 million, up 30.1% compared with $56.8 million, at the end of last year’s second quarter.  Compared with last year, new order intake was stronger in the second quarter of 2015 across both retail and fleet work truck product lines.

Second quarter gross profit in 2015 increased to $15.5 million, up from $14.6 million in 2014 as a result of the increased sales volume.  As a percentage of net sales, second quarter of 2015 gross margin was 18.7%, compared with 20.5% in last year’s second quarter. The margin contraction was due to product mix and a higher proportion of fleet sales, which carry a lower gross margin in 2015 versus 2014.  For the six-month period of 2015, gross margin, as a percentage of net sales, increased to 18.4%, compared with 18.0% in 2014’s first half. This, combined with the higher sales volume, resulted in first-half gross profit increasing 19.5% to $26.9 million, compared with $22.5 million in last year’s comparable period. Severe weather and a shortage of available chassis negatively impacted last year’s results, factors not experienced in 2015.

Selling, general and administrative expenses increased by $1.0 million, or 11.8%, to $9.3 million for the three months ended June 27, 2015, as compared with $8.3 million for the three months ended June 28, 2014.  Selling and general and administrative expenses increased by $1.9 million to $17.7 million for the six months ended June 27, 2015, as compared with $15.8 million for the six months ended June 28, 2014.  The expense increases were due to higher sales wages and related costs as the Company enhanced its market presence by adding and upgrading sales personnel in key regions, profit-based incentive compensation plans and higher salary costs related to annual merit increases.

For the three months ended June 27, 2015, the Company recorded income tax expense of $2.0 million at an effective tax rate of 31.9% compared with $2.1 million at an effective tax rate of 32.7% for the three months ended June 28, 2014.  For the six months ended June 27, 2015, the Company recorded income tax expense of $3.0 million at an effective tax rate of 32.0% compared with $2.2 million at an effective tax rate of 32.7% for the six months ended June 28, 2014. Income from continuing operations for the three months ended June 27, 2015 was $4.3 million, or $0.26 per diluted share, compared with income from continuing operations of $4.3 million, or $0.25 per diluted share for the three months ended June 28, 2014.  Income from continuing operations for the six months ended June 27, 2015 was $6.3 million, or $0.37 per diluted share, compared with net income of $4.5 million, or $0.26 per diluted share for the comparable period last year.

On December 31, 2013, the Company announced its intention to divest its shuttle bus business. The decision to divest the shuttle bus business was made to help improve stockholder value by reallocating resources where they are expected to earn a higher return.  The progressively competitive environment in the bus industry led to intensified price cutting, making it more difficult to sustain profitability.  Shuttle bus products represented less than 13% of the Company’s consolidated 2013 sales, but had a material adverse effect on financial results.  On February 28, 2014, the Company entered into an agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the results as discontinued operations.  For the six months ended June 28, 2014, the after-tax loss from discontinued operations was $1.6 million.

Net income for the three months ended June 27, 2015 was $4.3 million, or $0.26 per diluted share, compared with a net income of $4.3 million, or $0.25 per diluted share, for the three months ended June 28, 2014.  Net income for the six months ended June 27, 2015 was $6.3 million, or $0.37 per diluted share, compared with net income of $2.9 million, or $0.17 per diluted share for the comparable period last year.

The Company’s working capital increased to $49.3 million at June 27, 2015, compared with $44.4 million at December 27, 2014.  During the first half of 2015, Supreme invested $2.7 million in property, plant and equipment to enhance manufacturing efficiencies, including the consolidation of our Indiana facilities.  The Company ended the quarter with $3.1 million in cash and cash equivalents, and $8.7 million in debt. Stockholders’ equity increased to $87.0 million at June 27, 2015, compared with $81.0 million at December 27, 2014, increasing book value per share to $5.25 at June 27, 2015, compared with $4.94 at December 27, 2014.

We are optimistic about Supreme’s outlook for the remainder of 2015.  Our backlog remains strong and also provides encouraging evidence that our strategic growth initiatives and customer-centric marketing approach are gaining traction.  Supreme’s financial strength is also allowing the Company to invest in growth initiatives while at the same time the Board of Directors announced a 20% increase in the cash dividend on the Company’s Class A and Class B common stock.

Net sales

Net sales for the three months ended June 27, 2015 increased $11.0 million, or 15.4%, to $82.6 million as compared with $71.6 million for the three months ended June 28, 2014.  Net sales for the six months ended June 27, 2015 increased $21.0 million, or 16.8%, to $145.9 million as compared with $124.9 million for the six months ended June 28, 2014.

Truck sales increased $18.0 million, or 29.4%, for the second quarter of 2015 when compared with last year’s second quarter.   The sales growth was the result of higher sales to both retail and fleet customers.  Trolley and Specialty Vehicle sales decreased in the second quarter of 2015 by $0.9 million, or 32.9%, and $6.4 million, or 92.7%, respectively when compared with same period in 2014.  The Company’s fiberglass facility supplies fiberglass reinforced plywood to Supreme for use in the production of certain truck bodies and also sells such product to third parties.  The sales to third parties increased $0.3 million, or 39.2%, for the second quarter of 2015 when compared with last year’s second quarter.  As we continue through 2015, we are encouraged by the higher sales backlog, improved market indicators for truck body purchases, and new product offerings including our proprietary FiberPanel HC product and the redesign of our refrigerated product line.

For the six months ended June 27, 2015, truck sales increased $29.3 million, or 26.4% which more than offset the lower sales of Trolley and Specialty Vehicles deceasing $1.1 million and $7.9 million, respectively.  Fiberglass reinforced plywood sales increased $0.7 million, for the first six months of 2015 when compared with last year’s first half.  Additionally, last year’s first quarter sales were negatively impacted by chassis shortages and severe weather, circumstances which were not present during the first quarter of 2015.

Cost of sales and gross profit

For the three months ended June 27, 2015, gross profit from continuing operations was $15.5 million, or 18.7% of net sales, compared with $14.6 million, or 20.5% of net sales, in the second quarter of 2014. Gross profit for the first six months of 2015 was $26.9 million, or 18.4% of net sales, compared with $22.5 million, or 18.0% of net sales, in the first six months of 2014.

Gross margin, as a percentage of net sales, decreased 1.8% for the three months ended June 27, 2015 compared with the same period in the prior year quarter primarily due to product mix and a higher proportion of fleet sales in the current year which yield a lower gross margin percentage. The material percentage increased due to product mix which was somewhat offset by a decrease in the direct labor percentage from improved efficiencies related to our fleet run which is comprised of large quantities of similar units.  Overhead for the three months ended June 27, 2015 was elevated due to higher group health insurance costs partially offset by improvement in workers compensation expense.  The Company continues to implement changes to its group health insurance plan with the goal of improving the overall health and the cost consciousness of its workforce.  For the six months ended June 27, 2015, the gross margin, as a percentage of net sales, increased approximately 0.4% from the prior year primarily due to the higher sales volume and the fixed nature of certain overhead expenses that do not fluctuate with changes in sales volume.  Additionally, the first quarter of 2014 was impacted by labor inefficiencies resulting from shortages of light-duty chassis from a major chassis supplier and extreme weather conditions causing the inefficiencies in the movement, scheduling and production of truck bodies.  Increased demand for certain commodities can result in fluctuating costs of raw materials and other items we utilize in our production processes.  Therefore, the Company closely monitors major commodities to identify raw material cost escalations and attempts to pass through cost increases as markets will allow by having material adjustment clauses in most key customer contracts.

Delivery expense, as a percentage of net sales, for the three and six months ended June 27, 2015 decreased 0.5% and 0.4%, respectively, as compared with same periods in 2014 due to product mix and customer shipment requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.0 million, or 11.8%, to $9.3 million for the three months ended June 27, 2015, as compared with $8.3 million for the three months ended June 28, 2014.  Selling and general and administrative expenses increased by $1.9 million to $17.7 million for the six months ended June 27, 2015, as compared with $15.8 million for the six months ended June 28, 2014.

Selling expenses for the three months ended June 27, 2015 increased $0.1 million to $2.8 million as compared with $2.7 million for the three months ended June 28, 2014.  For the six months ended June 27, 2015, selling expenses increased by $0.2 million to $5.2 million as compared with $5.0 million for the six months ended June 28, 2014.  As a percentage of net sales, selling expenses decreased 0.4% for the three and six months ended June 27, 2015 as compared with the same periods in 2014.  The slight expense increases were due to higher sales wages and related costs as the Company enhanced its market presence by adding and upgrading sales personnel in key regions, as well as annual merit increases.

General and administrative expenses for three months ended June 27, 2015 increased $0.9 million to $6.5 million as compared with $5.6 million for the three months ended June 28, 2014.  For the six months ended June 27, 2015, general and administrative expenses increased by $1.7 million to $12.5 million as compared with $10.8 million for the six months ended June 28, 2014.  As a percentage of net sales, general and administrative expenses remained flat at 7.9% for the three months ended June 27, 2015 compared with the same period in 2014 and decreased 0.1% to 8.5% for the six months ended June 27, 2015 as compared with the same period in 2014.  The expense increases was the result of profit-based incentive compensation plans, selected personnel additions and higher salary costs related to annual merit increases.

Other income

Other income was $0.2 million and $0.3 million for the three and six months ended June 27, 2015, respectively, compared with $0.1 million for both the three and six months ended June 28, 2014.  Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense includes interest on bank debt, and chassis interest on bailment pool chassis offset by interest support received from a chassis manufacturer.  Interest expense decreased to $28,000 for the three months ended June 27, 2015 as compared with $77,000 for the three months ended June 28, 2014.  For the six months ended June 27, 2015, interest expense was $0.3 million, or 0.2% of net sales, as compared with $0.2 million, or 0.1% of net sales, for the six months ended June 28, 2014.

Income taxes

For the three months ended June 27, 2015, the Company recorded income tax expense of $2.0 million at an effective tax rate of 31.9% compared with $2.1 million at an effective tax rate of 32.7% for the three months ended June 28, 2014.  For the six months ended June 27, 2015, the Company recorded income tax expense of $3.0 million at an effective tax rate of 32.0% compared with $2.2 million at an effective tax rate of 32.7% for the six months ended June 28, 2014.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Income from continuing operations

Income from continuing operations for the three months ended June 27, 2015 was $4.3 million, or $0.26 per diluted share, compared with income from continuing operations of $4.3 million, or $0.25 per diluted share for the three months ended June 28, 2014.  Income from continuing operations for the six months ended June 27, 2015 was $6.3 million, or $0.37 per diluted share, compared with net income of $4.5 million, or $0.26 per diluted share for the comparable period last year.

Discontinued operations

The Company decided to discontinue its shuttle bus operations on December 31, 2013.  On February 28, 2014, the Company entered into an agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the results as discontinued operations.  For the six months ended June 28, 2014, the after-tax loss from discontinued operations was $1.6 million.

Net income

Net income for the three months ended June 27, 2015 was $4.3 million, or $0.26 per diluted share, compared with a net income of $4.3 million, or $0.25 per diluted share, for the three months ended June 28, 2014.  Net income for the six months ended June 27, 2015 was $6.3 million, or $0.37 per diluted share, compared with net income of $2.9 million, or $0.17 per diluted share, for the comparable period last year.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Basic income (loss) per share:
Income from continuing operations	$0.26	$0.26	$0.38	$0.27
Loss from discontinued operations	—	—	—	(0.09)
Net income per share	$0.26	$0.26	$0.38	$0.18

Diluted income (loss) per share:
Income from continuing operations	$0.26	$0.25	$0.37	$0.26
Loss from discontinued operations	—	—	—	(0.09)
Net income per share	$0.26	$0.25	$0.37	$0.17

Shares used in the computation of income (loss) per share:
Basic	16,641,955	16,341,887	16,586,469	16,258,466
Diluted	16,992,259	16,757,781	16,912,433	16,705,887

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash used in operating activities totaled $5.9 million for the six months ended June 27, 2015, as compared with net cash provided by operating activities of $6.2 million for the six months ended June 28, 2014.

During the first six months of 2015, changes in operating assets and liabilities included a $7.1 million increase in inventories due to an increase in sales order backlog to both retail and fleet truck customers. The increased sales volume also resulted in an $8.4 million increase in accounts receivable. Despite the increase in inventories, trade accounts payable decreased by $0.3 million as a result of the completion of the Company’s spring fleet orders and the acceleration of payments to vendors to take advantage of discount payment terms.

During the first six months of 2014, changes in operating assets and liabilities reflected a $3.8 million decrease in inventories due to the completion of fleet orders and the wind down of discontinued shuttle bus operations. This was partially offset by a $3.2 million decrease in trade accounts payable.

Investing activities

Cash used in investing activities was $1.3 million for the six months ended June 27, 2015, as compared with cash provided by investing activities of $2.5 million for the six months ended June 28, 2014.  During the first six months of 2015, the Company’s capital expenditures were $2.7 million, consisting of property, plant and equipment purchases to enhance manufacturing efficiencies, which included investments made to consolidate our Indiana operating facilities.

During the first six months of 2014, the Company completed the sale of its shuttle bus operations and received net proceeds of $3.9 million. Additionally, the Company’s capital expenditures totaled $1.4 million which consisted of investments in process improvement and replacement capital expenditures.

Financing activities

Cash used in financing activities for the six months ended June 27, 2015 was $1.3 million, as compared with $18,000 of cash provided by financing activities for the six months ended June 28, 2014. During the six months of 2015, the Company used $1.3 million to pay cash dividends to its shareholders and $0.3 million to make a scheduled quarterly principal payment on its outstanding term loan.

During the first six months of 2014, the Company used $0.3 million to make a scheduled quarterly principal payment on its outstanding term loan.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at June 27, 2015.  The Company was in compliance with all provisions of the Credit Agreement upon receipt of a waiver of default.  The Company had a technical event of default caused by payment of cash dividends in excess of $0.03 per share during the first quarter of 2015.  This was caused by the cash dividend declared in the fourth quarter of 2014 being paid on January 2, 2015.

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

Inventory Relief — For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material adjusted for scrap and other estimated factors affecting inventory relief. The Company continues to refine the process of creating accurate bills of materials, however, manual adjustments may be necessary in an effort to assure correct relief of inventories for products sold.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 27, 2015.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as a part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

Mar. 29, 2015 to Apr. 25, 2015	—	$—	N/A	N/A
Apr. 26, 2015 to May 23, 2015	8,727	$8.03	N/A	N/A
May 24, 2015 to Jun. 27, 2015	—	$—	N/A	N/A
Total	8,727

(1)  Shares surrendered by grantees to satisfy tax obligations upon the vesting of restricted stock.

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, filed on July 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: July 31, 2015		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: July 31, 2015		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, filed on July 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.