Form 10-Q
period 2015-09-26
SUPREME INDUSTRIES INC
filed 2015-10-29
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at October 15, 2015
Class A	14,975,583
Class B	1,742,482

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 26,	December 27,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,708,028	$11,636,988
Investments	2,922,932	3,933,507
Accounts receivable, net	24,589,600	17,898,054
Inventories	28,742,316	22,661,814
Deferred income taxes	1,035,664	1,122,103
Other current assets	6,628,833	5,849,019
Total current assets	72,627,373	63,101,485

Property, plant and equipment, net	47,150,805	46,925,534
Other assets	686,045	914,735
Total assets	$120,464,223	$110,941,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	10,278,143	8,958,026
Other accrued liabilities	9,303,141	9,027,829
Total current liabilities	20,247,952	18,652,523

Long-term debt	7,833,332	8,333,330
Deferred income taxes	2,770,610	2,886,188
Other long-term liabilities	78,778	37,308
Total liabilities	30,930,672	29,909,349

Stockholders’ equity	89,533,551	81,032,405
Total liabilities and stockholders’ equity	$120,464,223	$110,941,754

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net sales	$64,818,118	$58,023,699	$210,708,719	$182,969,324
Cost of sales	52,175,728	46,736,407	171,153,245	149,153,869
Gross profit	12,642,390	11,287,292	39,555,474	33,815,455

Selling, general and administrative expenses	8,693,633	7,783,492	26,394,787	23,604,955
Other income	(110,133)	(299,148)	(408,648)	(398,343)
Operating income	4,058,890	3,802,948	13,569,335	10,608,843

Interest (income) expense, net	(72,004)	101,983	199,658	255,429
Income from continuing operations before income taxes	4,130,894	3,700,965	13,369,677	10,353,414

Income tax expense	1,334,000	1,232,000	4,293,000	3,405,000
Income from continuing operations	2,796,894	2,468,965	9,076,677	6,948,414

Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	—	—	87,036
Operating loss from discontinued operations, net of tax	—	—	—	(1,654,459)
Loss from discontinued operations, net of tax	—	—	—	(1,567,423)

Net income	2,796,894	2,468,965	9,076,677	5,380,991

Other comprehensive income (loss), net of tax	(72,481)	(4,309)	(102,881)	16,733
Comprehensive income	$2,724,413	$2,464,656	$8,973,796	$5,397,724

Basic income (loss) per share:
Income from continuing operations	$0.17	$0.15	$0.54	$0.42
Loss from discontinued operations	—	—	—	(0.09)
Net income	$0.17	$0.15	$0.54	$0.33

Diluted income (loss) per share:
Income from continuing operations	$0.16	$0.15	$0.53	$0.41
Loss from discontinued operations	—	—	—	(0.09)
Net income	$0.16	$0.15	$0.53	$0.32

Shares used in the computation of income (loss) per share:
Basic	16,764,923	16,385,403	16,663,607	16,311,598
Diluted	17,062,801	16,762,994	16,984,060	16,714,412

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 26,	September 27,
	2015	2014
Cash flows from operating activities:
Net income	$9,076,677	$5,380,991
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,698,741	2,834,556
Deferred income taxes	(29,138)	433,153
Stock-based compensation expense	572,173	356,961
Gain on sale of discontinued operations	—	(127,994)
(Gain) loss on sale of property, plant and equipment, net	(168,480)	111,508
Changes in operating assets and liabilities	(10,965,706)	(2,672,061)

Net cash provided by operating activities	1,184,267	6,317,114

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	3,884,656
Additions to property, plant and equipment	(3,500,431)	(2,901,331)
Proceeds from sale of property, plant and equipment	408,834	803,976
Proceeds from sale of investments	1,029,000	3,175,591
Purchases of investments	(92,330)	(3,216,041)

Net cash provided by (used in) investing activities	(2,154,927)	1,746,851

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	38,570,153	—
Repayments of revolving line of credit and other long-term debt	(39,070,151)	(500,001)
Payment of cash dividends	(1,829,027)	(413,326)
Treasury stock purchased	(157,308)	—
Proceeds from exercise of stock options	528,033	398,594

Net cash used in financing activities	(1,958,300)	(514,733)

Change in cash and cash equivalents	(2,928,960)	7,549,232

Cash and cash equivalents, beginning of period	11,636,988	3,894,277

Cash and cash equivalents, end of period	$8,708,028	$11,443,509

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and nine months ended September 26, 2015 and September 27, 2014 are for 13-week and 39-week periods, respectively.

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

The Company continued to operate the business for a period of time following the date of the Agreement to finish certain orders.  The transaction closed on March 28, 2014. Net proceeds from the sale were $3.9 million and net assets of the shuttle bus operations sold consisted of inventory of $4.1 million, machinery and equipment of $0.2 million, reduced by a warranty obligation of $0.5 million, resulting in a gain of $0.1 million, net of tax, recorded during the three-month period ended March 29, 2014. The Agreement contains a five-year period during which the Company will not compete in the shuttle bus business, with the exception that the non-competition does not apply to the Company’s trolley bus division.

The results for the shuttle bus division are classified as discontinued operations as follows:

Nine Months Ended
September 27, 2014
Net sales	$6,549,209
Loss before income taxes	(2,306,655)
Loss after income taxes	(1,567,423)

NOTE 3 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	September 26,	December 27,
	2015	2014
Raw materials	$20,063,344	$15,880,826
Work-in-progress	4,040,830	3,136,994
Finished goods	4,638,142	3,643,994
	$28,742,316	$22,661,814

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of September 26, 2015 and December 27, 2014, because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of September 26, 2015 and December 27, 2014, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 5 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at September 26, 2015.  Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 2.70% at September 26, 2015 and 2.50% at December 27, 2014.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures. On August 27, 2014, the Company entered into an amendment of the Credit Agreement. The amendment changed the cash dividend limit from a percentage of consolidated net income for the immediately preceding fiscal quarter to a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding.  The Company was in compliance with all provisions of the Credit Agreement during the three months ended September 26, 2015.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion. As of September 26, 2015, and December 27, 2014, there were no borrowings outstanding against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. As of September 26, 2015 and December 27, 2014, the outstanding balance under the term loan facility was $8.5 million and $9.0 million, respectively.

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

NOTE 6 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the nine months ended September 26, 2015:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 27, 2014	351,808	$2.61
Exercised	(167,995)	$3.29
Outstanding, September 26, 2015	183,813	$1.98

At September 26, 2015, the aggregate intrinsic value of options exercisable and the intrinsic value of all options outstanding approximated $1,133,439 and had a weighted-average remaining contractual life of 1.64 years.

The following table summarizes the activity for the unvested restricted stock for the nine months ended September 26, 2015:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 27, 2014	105,817	$5.19
Granted	122,890	$8.43
Vested	(72,557)	$5.90
Forfeited	(13,761)	$7.87
Unvested, September 26, 2015	142,389	$7.37

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the nine months ended September 26, 2015 was $427,798.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted to outside directors during the first nine months of 2015 totaled 18,634 and the related stock-based compensation expense recognized during the nine months ended September 26, 2015 was $144,375.

Total unrecognized compensation expense related to all share-based awards outstanding at September 26, 2015, was approximately $1,097,840 and is to be recorded over a weighted-average contractual life of 2.0 years.

As of September 26, 2015, 633,315 shares were reserved for the granting of future share-based awards compared to 761,078 shares at December 27, 2014.

NOTE 7 — INCOME TAXES

For the three months ended September 26, 2015, the Company recorded income tax expense of $1.3 million at an effective tax rate of 32.3% compared with $1.2 million at an effective tax rate of 33.3% for the three months ended September 27, 2014.  For the nine months ended September 26, 2015, the Company recorded income tax expense of $4.3 million at an effective tax rate of 32.1% compared with $3.4 million at an effective tax rate of 32.9% for the nine months ended September 27, 2014.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

NOTE 8 — COMMON STOCK

The Company paid the following cash dividends on its outstanding Class A and Class B Common Stock during the nine months ended September 26, 2015:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share
Nov. 11, 2014	Dec. 12, 2014	Jan. 2, 2015	$0.025
Mar. 3, 2015	Mar. 17, 2015	Mar. 24, 2015	$0.025
May 12, 2015	May 27, 2015	June 3, 2015	$0.030
Aug. 13, 2015	Aug. 24, 2015	Aug. 31, 2015	$0.030

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

NOTE 10 — RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is a leading manufacturer of truck bodies, armored vehicles, custom vehicles, and trolleys.  Established in 1974 and based in Goshen, Indiana, the Company has operations nationwide at seven manufacturing facilities.  In order to serve major geographic markets, these operations are positioned at strategic locations across the continental United States.

Supreme’s extensive truck body product lines include dry-freight, service, refrigerated, and platform/stake. Supreme’s truck bodies are offered in aluminum, FiberPanel PW, FiberPanel HC, or SignaturePlate making Supreme the only national truck body company to offer four sidewall options. Most of the Company’s products are attached to light-duty truck chassis and medium-duty truck chassis.  Supreme integrates a wide range of options into its truck bodies including liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment.  Supreme Trolleys are uniquely designed for each customer’s specific transportation application and blends classic styling resembling a San Francisco trolley car with up-to-date features. Specialty Vehicles are designed and customized to move money, dispatch a tactical force, or respond to an emergency to meet many proactive and security needs of its customers.

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

Overview

Consolidated net sales for the three months ended September 26, 2015 increased 11.7% to $64.8 million in the third quarter, compared with $58.0 million in the third quarter of 2014.  Sales of dry-freight and refrigerated trucks increased in the third quarter of 2015 as our recently restructured sales organization gained momentum. In the first nine months of 2015, consolidated net sales increased 15.2% to $210.7 million, compared with $183.0 million in the first nine months of 2014. Higher net sales in the first nine months of 2015 were the result of increased truck sales, which more than offset a sales decline of trolleys and specialty vehicles.

Sales order backlog at the end of the third quarter of 2015 was $74.4 million, up 46.7% compared with $50.8 million, at the end of last year’s third quarter.  Compared with last year, new order intake was stronger in the third quarter of 2015 across both retail and fleet work truck product lines.

Third quarter gross profit in 2015 increased to $12.6 million, up from $11.3 million in 2014 as a result of the increased sales volume.  As a percentage of net sales, third quarter of 2015 gross margin remained consistent at 19.5% when compared with last year’s third quarter.  For the nine-month period of 2015, gross margin, as a percentage of net sales, increased to 18.8%, compared with 18.5% for the first nine months of 2014. The higher sales volume, resulted in gross profit for the first nine months of 2015 increasing to $39.6 million, compared with $33.8 million in last year’s comparable period. Severe weather and a shortage of available chassis also negatively impacted last year’s results.

Selling, general and administrative expenses increased by $0.9 million, or 11.7%, to $8.7 million for the three months ended September 26, 2015, as compared with $7.8 million for the three months ended September 27, 2014.  Selling and general and administrative expenses increased by $2.8 million to $26.4 million for the nine months ended September 26, 2015, as compared with $23.6 million for the nine months ended September 27, 2014.  The increases were primarily due to lower OEM marketing income received from a chassis manufacturer, coupled with higher sales wages and related costs as the Company enhanced its market presence by adding and upgrading sales personnel in key regions.  Additionally, profit-based incentive compensation plans and annual merit increases impacted both periods.

For the three months ended September 26, 2015, the Company recorded income tax expense of $1.3 million at an effective tax rate of 32.3% compared with $1.2 million at an effective tax rate of 33.3% for the three months ended September 27, 2014.  For the nine months ended September 26, 2015, the Company recorded income tax expense of $4.3 million at an effective tax rate of 32.1% compared with $3.4 million at an effective tax rate of 32.9% for the nine months ended September 27, 2014. Income from continuing operations for the three months ended September 26, 2015 was $2.8 million, or $0.16 per diluted share, compared with income from continuing operations of $2.5 million, or $0.15 per diluted share, for the three months ended September 27, 2014.  Income from continuing operations for the nine months ended September 26, 2015 was $9.1 million, or $0.53 per diluted share, compared with net income of $6.9 million, or $0.41 per diluted share, for the comparable period last year.

On December 31, 2013, the Company announced its intention to divest of its shuttle bus business in order to help improve stockholder value by reallocating resources where they are expected to earn a higher return.  The progressively competitive environment in the bus industry led to intensified price cutting, making it more difficult to sustain profitability.  Shuttle bus products represented less than 13% of the Company’s consolidated 2013 sales, but had a material adverse effect on financial results.  On February 28, 2014, the Company entered into an agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the results as discontinued operations.  For the nine months ended September 27, 2014, the after-tax loss from discontinued operations was $1.6 million.

Net income for the three months ended September 26, 2015 was $2.8 million, or $0.16 per diluted share, compared with a net income of $2.5 million, or $0.15 per diluted share, for the three months ended September 27, 2014.  Net income for the nine months ended September 26, 2015 was $9.1 million, or $0.53 per diluted share, compared with net income of $5.4 million, or $0.32 per diluted share, for the comparable period last year.

The Company’s working capital increased to $52.4 million at September 26, 2015, compared with $44.4 million at December 27, 2014.  During the first nine months of 2015, Supreme invested $3.5 million in property, plant and equipment to enhance manufacturing efficiencies, including the consolidation of our Indiana facilities.  The Company ended the quarter with $8.7 million in cash and cash equivalents and $8.5 million in debt. Stockholders’ equity increased to $89.5 million at September 26, 2015, compared with $81.0 million at December 27, 2014, increasing book value per share to $5.38 at September 26, 2015, compared with $4.94 at December 27, 2014.

General industry conditions remain healthy and industry forecasts are encouraging.  Our customer-centric value proposition and nationwide presence coupled with total cost of ownership advantages that the Supreme brand represents is resonating in the market.  Additionally, Supreme’s financial strength and projected cash flow allowed the Company to invest in growth initiatives while at the same time the Company is able to continue paying quarterly cash dividends.

Net sales

Net sales for the three months ended September 26, 2015 increased $6.8 million, or 11.7%, to $64.8 million as compared with $58.0 million for the three months ended September 27, 2014.  Net sales for the nine months ended September 26, 2015 increased $27.7 million, or 15.2%, to $210.7 million as compared with $183.0 million for the nine months ended September 27, 2014.

Truck sales increased $8.6 million, or 16.7%, for the third quarter of 2015 when compared with last year’s third quarter.  Trolley and Specialty Vehicle sales decreased in the third quarter of 2015 by $1.1 million, or 46.8%, and $1.0 million, or 24.3%, respectively, when compared with same period in 2014.  The overall sales growth for the quarter was primarily the result of higher sales to retail truck customers and, to a lesser extent higher fleet sales.  The Company’s fiberglass facility supplies fiberglass reinforced plywood to Supreme for use in the production of certain truck bodies and also sells such product to third parties.  Sales to third parties increased $0.3 million, or 55.1%, for the third quarter of 2015 when compared with last year’s third quarter.

For the nine months ended September 26, 2015, truck sales increased $37.9 million, or 23.3% which more than offset the lower sales of Trolley and Specialty Vehicles decreasing $2.2 million and $8.9 million, respectively.  The net sales growth was the result of higher truck sales to both retail and fleet customers.  Fiberglass reinforced plywood sales increased $0.9 million for the first nine months of 2015 when compared with same period last year.  Last year’s first quarter sales were negatively impacted by chassis shortages and severe weather.  As we finish 2015, we are encouraged by the higher sales backlog and improved market indicators for truck body demand.  Additionally, new order rates for trucks across both retail and national accounts improved as we secured new customers as well as add-on business from national accounts.

Cost of sales and gross profit

For the three months ended September 26, 2015, gross profit was $12.6 million, or 19.5% of net sales, compared with $11.3 million, or 19.5% of net sales, in the third quarter of 2014. Gross profit for the nine months ended September 26, 2015 was $39.6 million, or 18.8% of net sales, compared with $33.8 million, or 18.5% of net sales, for the nine months ended September 27, 2014.

Gross margin, as a percentage of net sales, remained flat at 19.5% for the three months ended September 26, 2015 compared with the same period in the prior year quarter. The material percentage was favorably impacted by decreased prices of steel and aluminum during the quarter as well as the acceleration of vendor payments to take advantage of discount payment terms. Overhead costs for the three months ended September 26, 2015 increased due to higher group health insurance costs and warranty expense.  The Company continues to implement changes to its group health insurance plan with the goal of improving the overall health and safety consciousness of its workforce.

For the nine months ended September 26, 2015, the gross margin, as a percentage of net sales, increased approximately 0.3% from the prior year nine-month period primarily due to the higher sales volume and the fixed nature of certain overhead expenses that do not fluctuate with changes in sales volume.  The gross margin improvement was partially offset by an unfavorable product mix and a higher proportion of fleet product sales which carry a lower gross margin.  Additionally, the first quarter of 2014 was impacted by labor inefficiencies resulting from shortages of light-duty chassis from a major chassis supplier and extreme weather conditions causing the inefficiencies in the movement, scheduling and production of truck bodies.  Increased demand for certain commodities can result in fluctuating costs of raw materials and other items we utilize in our production processes.  Therefore, the Company closely monitors major commodities to identify any raw material cost movements.

Delivery expense, as a percentage of net sales, for the three and nine months ended September 26, 2015 increased 0.2% and decreased 0.3%, respectively, as compared with same periods in 2014 due to changes in product mix and customer shipment requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.9 million, or 11.7%, to $8.7 million for the three months ended September 26, 2015, as compared with $7.8 million for the three months ended September 27, 2014.  Selling and general and administrative expenses increased by $2.8 million to $26.4 million for the nine months ended September 26, 2015, as compared with $23.6 million for the nine months ended September 27, 2014.

Selling expenses for the three months ended September 26, 2015 increased $0.5 million to $2.8 million as compared with $2.3 million for the three months September 27, 2014.  For the nine months ended September 26, 2015, selling expenses increased by $0.7 million to $8.1 million as compared with $7.4 million for the nine months ended September 27, 2014.  The increases were primarily due to lower OEM marketing income received from a chassis manufacturer, coupled with higher sales wages and related costs as the Company enhanced its market presence by adding and upgrading sales personnel in key regions and annual merit increases.  As a percentage of net sales, selling expenses increased 0.4% for the three months ended September 26, 2015 and decreased 0.2% for the nine months ended September 26, 2015 as compared with the same periods in 2014.

General and administrative expenses for the three months ended September 26, 2015 increased $0.4 million to $5.9 million as compared with $5.5 million for the three months ended September 27, 2014.  For the nine months ended September 26, 2015, general and administrative expenses increased by $2.1 million to $18.3 million as compared with $16.2 million for the nine months ended September 27, 2014.  The increases were mainly the result of profit-based incentive compensation plans, higher salary costs related to annual merit increases and higher group health insurance claims.  As a percentage of net sales, general and administrative expenses decreased 0.4% for the three months and 0.2% for the nine months ended September 26, 2015 as compared with the same periods in 2014.

Other income

Other income was $0.1 million and $0.4 million for the three and nine months ended September 26, 2015, respectively, compared with $0.3 million and $0.4 million for three and nine months ended September 27, 2014, respectively.  Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.

Interest (income) expense

Interest (income) expense includes interest on bank debt, and chassis interest on bailment pool chassis offset by interest support received from a chassis manufacturer.  Net interest income was $0.1 million for the three months ended September 26, 2015 as compared with net interest expense of $0.1 million for the three months ended September 27, 2014.  During the quarter ended September 26, 2015, the Company received interest income from chassis manufacturers due to demand for pool chassis outpacing the current supply.  This more than offset chassis interest and the interest on bank debt.  For the nine months ended September 26, 2015, interest expense was $0.2 million, or 0.1% of net sales, as compared with $0.3 million, or 0.1% of net sales, for the nine months ended September 27, 2014.

Income taxes

For the three months ended September 26, 2015, the Company recorded income tax expense of $1.3 million at an effective tax rate of 32.3% compared with $1.2 million at an effective tax rate of 33.3% for the three months ended September 27, 2014.  For the nine months ended September 26, 2015, the Company recorded income tax expense of $4.3 million at an effective tax rate of 32.1% compared with $3.4 million at an effective tax rate of 32.9% for the nine months ended September 27, 2014.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Income from continuing operations

Income from continuing operations for the three months ended September 26, 2015 was $2.8 million, or $0.16 per diluted share, compared with income from continuing operations of $2.5 million, or $0.15 per diluted share, for the three months ended September 27, 2014.  Income from continuing operations for the nine months ended September 26, 2015 was $9.1 million, or $0.53 per diluted share, compared with net income of $6.9 million, or $0.41 per diluted share, for the comparable period last year.

Discontinued operations

The Company decided to discontinue its shuttle bus operations on December 31, 2013 and on February 28, 2014, the Company entered into an agreement for the sale of certain assets of those operations.  Accordingly, the Company classified the results as discontinued operations.  For the nine months ended September 27, 2014, the after-tax loss from discontinued operations was $1.6 million.

Net income

Net income for the three months ended September 26, 2015 was $2.8 million, or $0.16 per diluted share, compared with a net income of $2.5 million, or $0.15 per diluted share, for the three months ended September 27, 2014.  Net income for the nine months ended September 26, 2015 was $9.1 million, or $0.53 per diluted share, compared with net income of $5.4 million, or $0.32 per diluted share, for the comparable period last year.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	Sep. 26, 2015	Sep. 27, 2014	Sep. 26, 2015	Sep. 27, 2014
Basic income (loss) per share:
Income from continuing operations	$0.17	$0.15	$0.54	$0.42
Loss from discontinued operations	—	—	—	(0.09)
Net income per share	$0.17	$0.15	$0.54	$0.33

Diluted income (loss) per share:
Income from continuing operations	$0.16	$0.15	$0.53	$0.41
Loss from discontinued operations	—	—	—	(0.09)
Net income per share	$0.16	$0.15	$0.53	$0.32

Shares used in the computation of income (loss) per share:
Basic	16,764,923	16,385,403	16,663,607	16,311,598
Diluted	17,062,801	16,762,994	16,984,060	16,714,412

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, meet debt service requirements, and fund capital expenditures.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash provided by operating activities totaled $1.2 million for the nine months ended September 26, 2015, as compared with net cash provided by operating activities of $6.3 million for the nine months ended September 27, 2014.

During the first nine months of 2015, changes in operating assets and liabilities included a $6.1 million increase in inventories due to an increase in production to support our increasing sales order backlog from both retail and fleet truck customers. The increased sales volume also resulted in a $6.7 million increase in accounts receivable. Despite the increase in inventories, trade accounts payable increased by only $1.3 million as a result of the acceleration of vendor payments to take advantage of discount payment terms.

During the first nine months of 2014, changes in operating assets and liabilities were impacted by a $3.1 million decrease in inventories primarily due to the completion of fleet orders and the wind down of discontinued shuttle bus operations. This was partially offset by a $1.4 million increase in accounts receivable. Additionally, trade accounts payable decreased by $3.7 million, resulting from the decrease in inventories and the Company’s acceleration of payments to vendors which has benefited earnings.

Investing activities

Cash used in investing activities was $2.2 million for the nine months ended September 26, 2015, as compared with cash provided by investing activities of $1.7 million for the nine months ended September 27, 2014.  During the first nine months of 2015, the Company’s capital expenditures were $3.5 million, consisting of property, plant and equipment purchases to enhance manufacturing efficiencies, which included investments made to consolidate our Indiana operating facilities.  Additionally, proceeds from the sale of investments by the Company’s wholly-owned captive insurance subsidiary totaled $1.0 million.

During the first nine months of 2014, the Company completed the sale of its shuttle bus operations and received net proceeds of $3.9 million. Additionally, net cash of $0.8 million was received as a result of the sale of a facility in White Pigeon, Michigan, which was previously leased to an unrelated business and classified as property, plant, and equipment. The Company’s capital expenditures for the nine months ended September 27, 2014 totaled $2.9 million, consisting of investments in process improvements and equipment replacement and upgrades.

Financing activities

Cash used in financing activities for the nine months ended September 26, 2015 was $2.0 million, as compared with $0.5 million of cash used in financing activities for the nine months ended September 27, 2014. During the first nine months of 2015, the Company used $1.8 million to pay cash dividends to its shareholders and $0.5 million to make a scheduled quarterly principal payment on its outstanding term loan, and received $0.5 million from the exercise of stock options.

During the first nine months of 2014, the Company used $0.5 million to make a scheduled quarterly principal payment on its outstanding term loan, used $0.4 million to pay a cash dividend to its shareholders, and received $0.4 million from the exercise of stock options.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at September 26, 2015.  The Company was in compliance with all provisions of the Credit Agreement during the three months ended September 26, 2015.

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

Inventory Relief — For monthly and quarterly financial reporting, cost of sales is recorded and inventories are relieved by the use of standard bills of material adjusted for scrap and other estimated factors affecting inventory relief.  The Company continues to refine the process of creating accurate bills of materials, however, manual adjustments may be necessary to assure correct relief of inventories for products sold.  We conduct semi-annual physical inventories at a majority of locations and schedule them in a manner that provides coverage in each of our calendar quarters. We have invested significant resources in our continuing effort to improve the physical inventory process and accuracy of our inventory accounting system.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 26, 2015.

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

Exhibit 3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.
Exhibit 10.1*	2015 Supreme Cash Bonus Plan.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, filed on October 29, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: October 29, 2015		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: October 29, 2015		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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

Exhibit 3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.
Exhibit 10.1*	2015 Supreme Cash Bonus Plan.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, filed on October 29, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.