Form 10-K
period 2015-12-26
SUPREME INDUSTRIES INC
filed 2016-02-26
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 26, 2015

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the last closing sale price of $8.78 per share for the common stock on the NYSE MKT on such date, was approximately $111,636,977.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 22, 2016
Class A Common Stock ($.10 Par Value) Class B Common Stock ($.10 Par Value)	15,120,054 shares 1,742,482 shares

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders — Part III

ii

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

The Company manufactures component parts including fiberglass reinforced plywood in Ligonier, Indiana, and has extensive metal bending capabilities at all of its locations.

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

Marketing

Supreme sells its products to commercial dealers/distributors, fleet leasing companies, or directly to end-users.  Products purchased by a dealer/distributor from Supreme are sold by the dealer/distributor to its own customers.

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

Working Capital

The Company had working capital of $51.6 million and $43.3 million at December 26, 2015, and December 27, 2014, respectively.  The Company believes that its days sales outstanding, its days inventories on hand and its days payable outstanding are within normal industry levels.

Major Customers

During the year-ended December 26, 2015, two large national fleet customers accounted for approximately 24% and 11% of the Company’s consolidated net sales. During the year-ended December 27, 2014, one large national fleet customer accounted for approximately 16% of the Company’s consolidated net sales. The Company’s export sales are minimal.

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

Employees

As of December 26, 2015 and December 27, 2014, the Company employed approximately 1,400 and 1,300 employees, respectively, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be favorable.

Backlog

The Company’s backlog of firm orders was $98.1 million at December 26, 2015 compared to $79.9 million at December 27, 2014, a majority of which was reasonably expected to be filled within the next quarter.

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

The Company’s liquidity and financial condition could be materially and adversely affected if, under its current bank credit agreement, the Company’s ability to borrow money from its existing lenders to finance its operations is reduced or eliminated. Similar adverse effects may also result if the Company realizes lessened credit availability from trade creditors. Additionally, many of our customers require the availability of financing to facilitate the purchase of our products. As a result, a continuing period of reduced credit availability in the marketplace could have adverse effects on the Company’s business.

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

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve month period ended December 26, 2015 were $8.89 and $6.76, respectively.  Our Class A Common Stock is listed on the NYSE MKT exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve month period ended December 26, 2015, our daily trading volume has been as low as 700 shares.  It may be difficult for you to buy or sell shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

As of February 22, 2016, our officers and directors as a group beneficially owned 24.3% of our Class A Common Stock and 93.9% of our Class B Common Stock.  As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring stockholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company which may adversely affect our stock price.

Our outstanding common stock is split into two classes.  The Class A Common Stock is listed on the NYSE MKT exchange, and the holders thereof are entitled to elect three members of the Company’s Board of Directors. The majority (93.9%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining seven members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for Class A stockholders to receive any related take-over premium (unless the controlling group approves the sale).

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

We may not have the ability to sell idle facilities.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Company.

	Square	Owned or
	Footage	Leased	Operating Segment
Manufacturing of Products
Goshen, Indiana	540,420	Owned	Specialized Vehicles
Jonestown, Pennsylvania	424,416	Owned	Specialized Vehicles
Griffin, Georgia	191,779	Owned	Specialized Vehicles
Cleburne, Texas	179,035	Owned	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
Harrisville, Rhode Island	20,000	Owned	Specialized Vehicles
Moreno Valley, California	13,758	Leased	Specialized Vehicles
	1,472,608

Manufacturing of Component Parts
Ligonier, Indiana	52,142	Owned	Fiberglass Products
	52,142

Properties for Sale
Wilson, North Carolina	113,694	Owned	Not Applicable
Goshen, Indiana (land only)	—	Owned	Not Applicable
	113,694

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable
	26,000

Total square footage	1,664,444

In addition, the Company leases approximately 16 acres of land at its Pennsylvania and California locations. The land is used for chassis storage and is leased from unrelated parties.

In an effort to manage its capacity utilization and control its assets, the Company had previously ceased operations at a number of facilities during and prior to 2011. The North Carolina property is being marketed for sale and was classified as property, plant, and equipment as of December 26, 2015. The Indiana land was classified as assets held for sale as of December 26, 2015 and is also being marketed for sale.  The facilities owned or leased by the Company are well maintained, in good condition, and adequate for their intended purposes.

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

PART II

ITEM 5.                                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the NYSE MKT exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of February 22, 2016 was approximately 208.  Due to the number of shares held in nominee or street name, it is likely that there are substantially more than 208 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $8.28 per share on the NYSE MKT exchange on February 22, 2016 on which date there were 15,120,054 shares of Class A Common Stock outstanding.  High and low sales prices of the Class A Common Stock for the two-year periods ended December 26, 2015 and December 27, 2014 were:

	2015		2014
	High	Low	High	Low
1st Quarter	$8.75	$6.96	$7.71	$5.89
2nd Quarter	8.85	7.30	9.00	5.26
3rd Quarter	8.89	7.73	8.36	6.01
4th Quarter	8.41	6.76	8.21	6.55

All of the 1,742,482 outstanding shares of the Company’s Class B Common Stock were held by a total of 11 persons as of February 22, 2016.  There is no established trading market for the Class B Common Stock.  The Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B Common Stock is deemed to be beneficial ownership of the Class A Common Stock under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

The Board of Directors approved the following cash dividends on the Company’s outstanding Class A and Class B Common Stock during the years ended December 26, 2015, and December 27, 2014:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share
September 2, 2014	September 16, 2014	September 23, 2014	$0.025
November 11, 2014	December 12, 2014	January 2, 2015	$0.025
March 3, 2015	March 17, 2015	March 24, 2015	$0.025
May 6, 2015	May 27, 2015	June 3, 2015	$0.030
August 5, 2015	August 24, 2015	August 31, 2015	$0.030
November 10, 2015	December 11, 2015	January 4, 2016	$0.300

Future dividend payments will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant and equipment expenditures, and other corporate purposes.

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total return of the S&P 500 Index and the Dow Jones Transportation Average.  This graph assumes an initial investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and the indexes on December 31, 2010 and its relative performance is tracked through December 31, 2015.

($)	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015

Supreme Industries, Inc.	100	82	111	199	240	237
S&P 500	100	100	113	147	164	163
Dow Jones Transportation Average	100	98	104	145	179	147

* The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.               SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto.

All per share data has been adjusted to reflect the five percent (5%) common stock dividend declared and paid during 2013.

	For Fiscal Years Ended
	2015	2014	2013	2012	2011

Consolidated Statement of Continuing Operations Data:
(in millions, except per share amounts)

Net sales	$278.4	$236.3	$246.8	$239.1	$250.1

Income from continuing operations	12.9	8.5	11.2	12.4	3.2

Income from continuing operations per share:
Basic earnings per share	0.77	0.52	0.69	0.78	0.21
Diluted earnings per share	0.76	0.50	0.68	0.77	0.20

Cash dividends paid per common share	.11	.025	—	—	—

Consolidated Balance Sheet Data:
(in millions)

Working capital	$51.6	$43.3	$35.7	$36.3	$35.4

Total assets	121.7	109.8	111.7	103.6	104.7

Total debt	8.3	9.0	9.7	14.1	15.9

Stockholders’ equity	88.6	81.0	74.1	67.2	54.9

ITEM 7.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is a leading manufacturer of truck bodies, armored vehicles, custom vehicles, and trolleys.  Established in 1974 and based in Goshen, Indiana, the Company has operations nationwide at eight manufacturing and component locations.  In order to serve major geographic markets, these operations are positioned at strategic locations across the continental United States.

Supreme’s extensive truck body product lines include dry-freight, service, refrigerated, and platform/stake bodies. Supreme’s truck bodies are offered in aluminum, FiberPanel PW, FiberPanel HC, or SignaturePlate making Supreme the only national truck body company to offer four sidewall options. Most of the Company’s products are attached to light-duty truck chassis and medium-duty truck chassis.  Supreme integrates a wide range of options into its truck bodies including liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment.  Supreme trolleys are uniquely designed for each customer’s specific transportation application and blends classic styling resembling a San Francisco trolley car with up-to-date features. Specialty vehicles are designed and customized to move money, dispatch a tactical force, or respond to an emergency to meet many proactive and security needs of its customers.

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

Overview

Consolidated net sales for the year ended December 26, 2015 increased 17.8%, to $278.4 million, from $236.3 million last year.  The higher net sales in 2015 were the result of increased retail and fleet truck sales, which more than offset a sales decline of trolleys and specialty vehicles which represent a smaller proportion of our sales composition.

Sales order backlog at the end of 2015 totaled $98.1 million, up 22.7% compared with $79.9 million, at the end of 2014.  Compared with last year, new order intake was stronger for both retail and fleet truck product lines and specialty vehicles, with trolley’s declining slightly compared with last year.

For the twelve months ended December 26, 2015, gross profit increased by $10.4 million, or 23.7%, to $54.2 million as compared with $43.8 million for the year ended December 27, 2014.  Gross margin, as a percentage of net sales improved by 90 basis points, to 19.5% for the year ended December 26, 2015 as compared with 18.6% for the year ended December 27, 2014.  The gross profit improvement was primarily due to improved production utilization due to higher sales volume and a favorable product mix.  Additionally, a chassis shortage and severe weather conditions negatively impacted the first quarter of 2014 which we were unable to offset during the balance of 2014.

Selling, general and administrative expenses increased by $4.0 million, or 12.6%, to $35.3 million for the year ended December 26, 2015 as compared with $31.3 million for the year ended December 27, 2014.  The increase was mainly the result of profit-based incentive plans, higher compensation costs due primarily to annual merit increases and higher group health insurance claims.

Income tax expense was $6.3 million, at an effective tax rate of 32.9%, for the year ended December 26, 2015 as compared with $4.0 million, at an effective tax rate of 32.1%, for the year ended December 27, 2014.  The rates differ from the statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Income from continuing operations for year ended December 26, 2015 was $12.9 million, or $0.76 per diluted share, compared with income from continuing operations of $8.5 million, or $0.50 per diluted share, for the year ended December 27, 2014.

The Company discontinued its shuttle bus operations on December 31, 2013.  On February 28, 2014, the Company entered into an agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the results as discontinued operations.  For the year ended December 27, 2014, the after-tax loss from discontinued operations was $1.6 million.  There was no financial impact of these operations on the 2015 results.

Reported net income for the year ended December 26, 2015 was $12.9 million, or $0.76 per diluted share, compared with net income of $6.9 million, or $0.41 per diluted share in 2014.

Working capital was $51.6 million at December 26, 2015, compared to $43.3 million at December 27, 2014.  Cash and cash equivalents increased to $17.2 million, up from $11.6 million at December 27, 2014 allowing the Company to declare a special dividend of $0.27 per share on its common stock, in addition to its regular quarterly dividend of $0.03 per share at year end.  During 2015, Supreme invested $3.9 million in facilities and equipment. Stockholders’ equity increased 9.3% to $88.6 million at December 26, 2015, compared with $81.0 million at December 27, 2014.  Net cash provided by operating activities in 2015 was $9.8 million, compared with $9.5 million in 2014.

General industry conditions remain healthy and industry forecasts remain favorable.  Our reported financial results continue to reflect the momentum of our growth initiatives, combined with strong demand for medium duty work trucks.  We are also making solid progress toward the consistent delivery of our customer-centric value proposition.  We remain optimistic as we enter 2016 with a strong order backlog and the industry predictions for the work truck industry remain positive.

Comparison of 2015 with 2014

Net sales

Net sales for the year ended December 26, 2015 increased $42.1 million, or 17.8%, to $278.4 million as compared with $236.3 million for the year ended December 27, 2014.

Truck sales increased $49.6 million, or 23.4%, for the 2015 year due to higher truck sales of both retail and fleet customers.   As we begin 2016, we are encouraged by the higher sales backlog and improved market indicators for truck body demand.  Additionally, new order rates for trucks across both retail and national accounts improved as we secured new customers as well as add-on business from national accounts.  Trolley sales decreased $2.7 million, or 32.7%, for the year ended December 26, 2015 when compared with the year ended December 27, 2014.  With the divesture of the shuttle bus business in the first quarter of 2014, the trolley product line now has a reduced cost structure and we are focused on developing new products and new sales channels.  Specialty vehicle sales for 2015 decreased $6.5 million, or 47.1%, compared with 2014 due to overall lower order volume and the completion of a large US Department of State contract in 2014.  Using existing products and capabilities as a foundation and a lower cost structure, we continue to look for opportunities to expand product offerings and our customer base for our specialty vehicle products lines.  Our Fiberglass facility supplies fiberglass reinforced plywood to Supreme for use in the production of certain truck bodies and also sells to third parties.  The sales to third parties increased $1.7 million, or 81.6%, for the year ended December 26, 2015 compared with 2014.

Cost of sales and gross profit

Gross profit increased by $10.4 million, or 23.7%, to $54.2 million for the year ended December 26, 2015 as compared with $43.8 million for the year ended December 27, 2014.  Gross margin, as a percentage of net sales improved by 90 basis points, to 19.5%, for the year ended December 26, 2015 as compared with 18.6% for the year ended December 27, 2014.

Material cost as a percentage of net sales increased by 0.8% for the year ended December 26, 2015 as compared with 2014.  The increase in the material cost percentage was due in part to a change in product mix with a higher proportion of fleet shipments and liftgate sales which carry a higher material cost percentage.  Conversely, the material cost percentage was favorably impacted by decreased prices of steel and aluminum late in the year as well as an increase in supplier discounts. Increased market demand for certain commodities can result in fluctuating costs of raw materials and other items we utilize in our production processes and accordingly, the Company closely monitors major commodities to identify any raw material cost movements.

Direct labor as a percentage of net sales improved by 1.4% for the year ended December 26, 2015 as compared with 2014. The decrease was the result of improved utilization aided by higher production and sale levels and production of large quantities of similar fleet units.  Additionally, the first quarter of 2014 was negatively impacted by labor inefficiencies resulting from shortages of light-duty chassis from a major chassis supplier and extreme weather conditions causing inefficiencies in the movement, scheduling and production of truck bodies.

Manufacturing overhead as a percentage of net sales increased slightly by 0.1% for the year ended December 26, 2015 as compared with 2014 due to  higher wages including annual merit increases,  maintenance repairs and group health insurance costs partially offset by improved worker compensation expense in 2015 when compared with 2014.  The Company continues to implement changes to its group health insurance plan with the goal of improving the overall health consciousness of its workforce.

Delivery expense as a percentage of net sales decreased to 1.8% for the year ended December 26, 2015 as compared with 2.2% at December 27, 2014 due to changes in both product mix and customer shipment requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $4.0 million, or 12.6%, to $35.3 million for the year ended December 26, 2015 as compared with $31.3 million for the year ended December 27, 2014.

Selling expenses for the year ended December 26, 2015 increased $0.9 million to $10.8 million as compared with $9.9 million for the year ended December 27, 2014.  As a percentage of net sales, selling expenses decreased 0.3% for the year ended December 26, 2015 as compared with 2014.  The dollar increase was partially due to higher sales compensation and related costs as the Company enhanced its market presence by adding and upgrading sales personnel in key regions and annual merit increases.  Additionally, sales commissions increased as a result of the higher sales volume.

General and administrative expenses for the year ended December 26, 2015 increased $3.1 million to $24.5 million as compared with $21.4 million for the year ended December 27, 2014.  As a percentage of net sales, general and administrative expenses decreased 0.3% for the year ended December 26, 2015 as compared with 2014.  The dollar increase was mainly the result of profit-based incentive plans, higher compensation costs related to annual merit increases and higher group health insurance claims.

Other income

For the year ended December 26, 2015, other income was $0.4 million, or 0.1% of net sales, as compared with other income of $0.5 million, or 0.2% of net sales, for the year ended December 27, 2014. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was $0.1 million for the year ended December 26, 2015 as compared with $0.5 million for the year ended December 27, 2014. Interest expense includes bank debt and chassis interest on bailment pool chassis offset by interest support received from the chassis manufacturers.  During the year ended December 26, 2015, the Company received interest income from chassis manufacturers which more than offset chassis interest due to demand for pool chassis outpacing the current supply.  This partially offset chassis interest expense and the interest on bank debt.  The effective interest rate on bank borrowings was 2.79% at 2015 year-end, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the year ended December 26, 2015, the Company recorded income tax expense of $6.3 million at an effective tax rate of 32.9% compared with $4.0 million at an effective tax rate of 32.1% for the year ended December 27, 2014.  The rates differ from the statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Income from continuing operations

Income from continuing operations for year ended December 26, 2015 was $12.9 million, or $0.76 per diluted share, compared with income from continuing operations of $8.5 million, or $0.50 per diluted share, for the year ended December 27, 2014.

Discontinued operations

The Company decided to discontinue its shuttle bus operations on December 31, 2013 and on February 28, 2014, the Company entered into an agreement for the sale of certain assets of those operations.  Accordingly, the Company classified the results as discontinued operations.  For the year ended December 27, 2014, the after-tax loss from discontinued operations was $1.6 million. There was no financial impact of these operations on the 2015 results.

Net Income

Reported net income for the year ended December 26, 2015 was $12.9 million, or $0.76 per diluted share, compared with net income of $6.9 million, or $0.41 per diluted share in 2014.

Basic and diluted income (loss) per share

The following table presents basic and diluted income (loss) per share and the changes from period to period:

	2015	2014	Change
Basic income (loss) per share:
Income from continuing operations	$0.77	$0.52	$0.25
Loss from discontinued operations	—	(0.10)	0.10
Net income per basic share	$0.77	$0.42	$0.35

Diluted income (loss) per share:
Income from continuing operations	$0.76	$0.50	$0.26
Loss from discontinued operations	—	(0.09)	0.09
Net income per diluted share	$0.76	$0.41	$0.35

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

Selling expenses for 2014 decreased $1.1 million as compared with 2013.  As a percentage of net sales, selling expenses decreased 0.3% for the year ended December 27, 2014 as compared with 2013.  The decrease was due to lower sales commissions resulting from a change in product mix which included lower commissionable products and the Company receiving more marketing program incentives from chassis suppliers during the year.  The decrease was partially offset by higher sales wages and related costs.

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

Income taxes

For the year ended December 27, 2014, the Company recorded income tax expense of $4.0 million at an effective tax rate of 32.1% compared with $5.9 million at an effective tax rate of 34.6% for the year ended December 28, 2013.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences.  The year-over-year reduction in effective tax rate was primarily due to the increased benefit from the Company’s captive insurance company and the domestic production deduction.

Income from continuing operations

Income from continuing operations for year ended December 27, 2014 was $8.5 million, or $0.50 per diluted share, compared with income from continuing operations of $11.2 million, or $0.68 per diluted share for the year ended December 28, 2013.

Discontinued operations

The Company discontinue its shuttle bus operations on December 31, 2013.  On February 28, 2014, the Company entered into an agreement for the sale of certain assets of the Company’s shuttle bus operations.  Accordingly, the Company classified the results as discontinued operations.  For the years ended December 27, 2014 and December 28, 2013, the after-tax loss from discontinued operations was $1.6 million and $4.8 million, respectively.

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

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its Credit Agreements. Principal uses of cash have been to support working capital needs, fund capital expenditures, pay cash dividends, and meet debt service requirements.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash from operating activities totaled $9.8 million for the year ended December 26, 2015 as compared with $9.5 million for the year ended December 27, 2014. Changes in operating assets and liabilities were impacted by a $7.1 million increase in accounts receivable due to increased sales, and a $2.3 million increase in inventories caused by the year-over-year increase in sales order backlog. Despite the increase in inventories, trade accounts payable decreased by $1.0 million as a result of the acceleration of vendor payments to take advantage of discount payment terms. These uses of cash flow were partially offset by a $1.0 million return of cash deposits from the Company’s former workers compensation insurance carrier as a result of lower collateral requirements associated with having fewer and lower open claims.

Net cash from operating activities totaled $9.5 million for the year ended December 27, 2014 as compared with $13.5 million for the year ended December 28, 2013. Changes in operating assets and liabilities were impacted by a $6.9 million decrease in trade accounts payable as a result of the Company’s acceleration of payments to vendors to take advantage of discount payment terms because of our strong cash position. This decrease in trade accounts payable was offset by a $5.7 million decrease in inventories due to decreased business activity and improved inventory management, and a $3.7 million decrease in accounts receivable caused by decreased sales in December of 2014 as compared to December of 2013. Additionally, during the fourth quarter of 2014, the Company elected to replace its workers compensation insurance letters of credit with cash deposits with its insurance carriers totaling $3.3 million, thereby utilizing idle cash to avoid letters of credit fees and earn interest on the cash deposits.

Investing activities

Cash used by investing activities was $2.1 million for the year ended December 26, 2015 as compared with $1.1 million for the year ended December 27, 2014. During 2015, the Company’s capital expenditures totaled $3.9 million and included facilities and equipment to enhance manufacturing efficiencies. Investing activities in 2015 provided cash of $1.0 million resulting from the routine sale of investments by the Company’s captive insurance subsidiary. Additionally, the Company received $0.9 million from the sale of two smaller facilities including a facility in Missouri which was being leased to an unrelated party, and an idle facility in Indiana.

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

Financing activities

Financing activities used $2.0 million of cash for the year ended December 26, 2015 as compared with cash used of $0.7 million for the year ended December 27, 2014. During 2015, the Company used $1.8 million to pay cash dividends to its shareholders, and used $0.7 million to make scheduled quarterly principal payments on its outstanding term loan. These payments were partially offset by $0.6 million received from the exercise of stock options.

Financing activities used $0.7 million of cash for the year ended December 27, 2014 as compared with cash used of $4.7 million for the year ended December 28, 2013. During 2014, the Company used $0.4 million to pay a cash dividend to its shareholders, used $0.7 million to make scheduled quarterly principal payments on its outstanding term loan, and received $0.4 million from the exercise of stock options.

Capital Resources

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at December 26, 2015. Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the  Credit Agreement) resulting in an effective interest rate of 2.79% at December 26, 2015. Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures.  As of December 26, 2015 and December 27, 2014, the Company was in compliance with all three financial covenants. On August 27, 2014, the Company entered into an amendment of the Credit Agreement. The amendment changed the cash dividend limit from a percentage of consolidated net income for the immediately preceding fiscal quarter to a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding. On November 19, 2015, the Company entered into an amendment of the Credit Agreement. The amendment permitted the Company to issue a special dividend of up to $6.5 million on or about January 4, 2016 and changed the cash dividend limit from a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding to an amount paid in any fiscal quarter not to exceed an amount equal to 50% of the consolidated net income for the immediately preceding fiscal quarter.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion. As of December 26, 2015, and December 27, 2014, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. As of December 26, 2015, the outstanding balance under the term loan facility was $8.3 million.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers. As of December 26, 2015 and December 27, 2014, cash deposits with insurance carriers totaled $2.3 million and $3.3 million, respectively.

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

Contractual Obligations

The Company’s fixed, noncancelable obligations as of December 26, 2015 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$8,333,333	$666,668	$7,666,665	$—	$—
Interest payments on debt (b)	522,267	293,867	228,400	—	—
Operating leases (c)	86,932	86,932	—	—	—
Total	$8,942,532	$1,047,467	$7,895,065	$—	$—

(a)         Amounts are included on the Consolidated Balance Sheets.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         Scheduled interest payments reflect expense related to debt obligations and are calculated based on interest rates in effect at December 26, 2015: fixed rate obligations under an interest rate swap — 3.10%, and LIBOR based obligations — 2.32%.

(c)          See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding property leases.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, inventory reserves, fair value of assets held for sale, accrued insurance, accrued warranty and unrecognized tax positions.

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

Inventory Reserves - The Company makes estimates regarding the future use of raw materials and finished products and provides for obsolete or slow-moving inventories. Periodically, management reviews inventories and adjusts the excess and obsolete reserves based on product life cycles, product demand, and/or market conditions.  In addition, the Company reserves for possible losses due to production reporting errors based upon monthly production.  We conduct semi-annual physical inventories at a majority of our locations and schedule them in a manner that provides coverage in each of our calendar quarters.

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

Unrecognized Tax Positions - The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions.  ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.  We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, the Company is exposed to fluctuations in interest rates that can impact the cost of investing, financing, and operating activities.  The Company’s primary risk exposure results from changes in short-term interest rates.  In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions.  The Company’s Credit Agreement is floating rate debt and bears interest at the bank’s prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company’s leverage ratio.  On August 9, 2013, the Company entered into an interest rate swap agreement for a portion of its term loan with a notional amount of $5.0 million (See Note 6 - Long-Term Debt).  The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss.  The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.  At December 26, 2015, our total debt obligations under the Credit Agreement were under either an interest rate swap agreement at a fixed interest rate or LIBOR-based interest rates. A 100 basis point increase in the underlying LIBOR rates would result in an additional annual interest cost that would not be significant, assuming average related term debt subject to variable rates of $3.3 million, which was the amount of related borrowings at December 26, 2015 subject to variable rates.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Supreme Industries, Inc.

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and Subsidiaries (the “Company”) as of December 26, 2015 and December 27, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2015.  We also have audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, and the Company’s internal control over financial reporting as of December 26, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and Subsidiaries as of December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
February 26, 2016

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

December 26, 2015 and December 27, 2014

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$17,247,891	$11,636,988
Investments	2,898,763	3,933,507
Accounts receivable, net of allowance for doubtful accounts of $52,000 in 2015 and 2014	25,006,551	17,898,054
Refundable income taxes	235,071	996,915
Inventories	24,992,743	22,661,814
Assets held for sale	722,272	165,473
Other current assets	3,830,243	4,686,631
Total current assets	74,933,534	61,979,382
Property, plant and equipment, net	46,186,364	46,925,534
Other assets	609,815	914,735
Total assets	$121,729,713	$109,819,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	7,950,620	8,958,026
Accrued wages and benefits	3,670,359	2,660,334
Accrued self-insurance	2,063,996	2,392,930
Customer deposits	425,039	271,435
Accrued warranty	1,055,000	949,000
Accrued income taxes	911,000	781,472
Dividends payable	5,019,785	413,480
Other accrued liabilities	1,573,344	1,559,178
Total current liabilities	23,335,811	18,652,523
Long-term debt	7,666,665	8,333,330
Deferred income taxes	2,097,041	1,764,085
Other long-term liabilities	41,767	37,308
Total liabilities	33,141,284	28,787,246
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 25,000,000 shares, issued 16,626,981 shares in 2015 and 16,324,778 in 2014	1,662,698	1,632,478
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued 1,742,482 shares in 2015 and 1,771,949 in 2014	174,248	177,195
Additional paid-in capital	73,852,165	72,488,101
Retained earnings	27,783,871	21,343,935
Treasury stock, Class A Common Stock, at cost, 1,711,011 shares in 2015 and 1,691,636 in 2014	(14,701,039)	(14,543,731)
Accumulated other comprehensive loss	(183,514)	(65,573)
Total stockholders’ equity	88,588,429	81,032,405
Total liabilities and stockholders’ equity	$121,729,713	$109,819,651

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

for the years ended December 26, 2015, December 27, 2014, and December 28, 2013

	2015	2014	2013

Net sales	$278,424,799	$236,308,920	$246,805,967
Cost of sales	224,202,596	192,462,081	198,385,642
Gross profit	54,222,203	43,846,839	48,420,325

Selling, general and administrative expenses	35,306,651	31,344,204	31,698,954
Other income	(368,064)	(493,885)	(905,078)
Operating income	19,283,616	12,996,520	17,626,449

Interest expense	88,972	525,911	504,828
Income from continuing operations before income taxes	19,194,644	12,470,609	17,121,621

Income tax expense	6,319,375	4,000,655	5,923,359
Income from continuing operations	12,875,269	8,469,954	11,198,262

Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	87,036	—
Operating loss from discontinued operations, net of tax	—	(1,654,459)	(4,772,386)
Loss from discontinued operations, net of tax	—	(1,567,423)	(4,772,386)
Net income	12,875,269	6,902,531	6,425,876

Unrealized loss on hedge activity, net of tax	(2,459)	(5,444)	(19,864)
Unrealized holding loss on investments, net of tax	(115,482)	(17,023)	(32,487)
Other comprehensive loss	(117,941)	(22,467)	(52,351)
Comprehensive income	$12,757,328	$6,880,064	$6,373,525

Basic income (loss) per share:
Income from continuing operations	$0.77	$0.52	$0.69
Loss from discontinued operations	—	(0.10)	(0.29)
Net income	$0.77	$0.42	$0.40

Diluted income (loss) per share:
Income from continuing operations	$0.76	$0.50	$0.68
Loss from discontinued operations	—	(0.09)	(0.29)
Net income	$0.76	$0.41	$0.39

Shares used in the computation of income (loss) per share:
Basic	16,682,437	16,350,561	16,113,136
Diluted	16,997,365	16,744,066	16,487,804

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 26, 2015, December 27, 2014, and December 28, 2013

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 30, 2012	15,417,656	$1,541,766	1,716,937	$171,694	$68,953,487	$12,154,745	$(15,668,055)	$9,245	$67,162,882
Net income	—	—	—	—	—	6,425,876	—	—	6,425,876
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(19,864)	(19,864)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(32,487)	(32,487)
Common stock dividend	686,278	68,628	85,846	8,584	3,235,200	(3,312,412)	—	—	—
Exercise of stock options	95,548	9,554	—	—	131,843	—	—	—	141,397
Issuance of restricted stock	—	—	—	—	141,847	—	—	—	141,847
Stock-based compensation	33,006	3,301	—	—	257,215	—	—	—	260,516
Conversion of Class B shares to Class A shares	30,834	3,083	(30,834)	(3,083)	—	—	—	—	—
Balance, December 28, 2013	16,263,322	1,626,332	1,771,949	177,195	72,719,592	15,268,209	(15,668,055)	(43,106)	74,080,167
Net income	—	—	—	—	—	6,902,531	—	—	6,902,531
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(5,444)	(5,444)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(17,023)	(17,023)
Cash dividends declared	—	—	—	—	—	(826,805)	—	—	(826,805)
Exercise of stock options	164,382	16,438	—	—	394,264	—	—	—	410,702
Issuance of restricted stock	48,594	4,859	—	—	304,668	—	—	—	309,527
Stock-based compensation	25,998	2,600	—	—	176,150	—	—	—	178,750
Other	(177,518)	(17,751)	—	—	(1,106,573)	—	1,124,324	—	—
Balance, December 27, 2014	16,324,778	1,632,478	1,771,949	177,195	72,488,101	21,343,935	(14,543,731)	(65,573)	81,032,405
Net income	—	—	—	—	—	12,875,269	—	—	12,875,269
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(2,459)	(2,459)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(115,482)	(115,482)
Cash dividends declared	—	—	—	—	—	(6,435,333)	—	—	(6,435,333)
Exercise of stock options	179,434	17,943	—	—	532,141	—	—	—	550,084
Excess tax benefits from exercise of stock options	—	—	—	—	63,030	—	—	—	63,030
Issuance of restricted stock	68,893	6,889	—	—	578,834	—	—	—	585,723
Stock-based compensation	24,409	2,441	—	—	190,059	—	—	—	192,500
Conversion of Class B shares to Class A shares	29,467	2,947	(29,467)	(2,947)	—	—	—	—	—
Treasury stock purchased	—	—	—	—	—	—	(157,308)	—	(157,308)
Balance, December 26, 2015	16,626,981	$1,662,698	1,742,482	$174,248	$73,852,165	$27,783,871	$(14,701,039)	$(183,514)	$88,588,429

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 26, 2015, December 27, 2014, and December 28, 2013

	2015	2014	2013
Cash flows from operating activities:
Net income	$12,875,269	$6,902,531	$6,425,876
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,284,313	3,441,281	3,412,891
Amortization of debt issuance costs	304,920	304,920	282,129
Provision for losses on doubtful receivables	826	6,880	62,618
Deferred income taxes	332,956	1,530,367	1,059,169
Stock-based compensation expense	778,223	488,277	402,363
Gain on sale of discontinued operations	—	(127,994)	—
(Gain) loss on sale of property, plant, and equipment, net	(73,295)	153,236	(289,632)
Changes in operating assets and liabilities
Accounts receivable	(7,109,323)	3,718,386	(2,904,202)
Inventories	(2,330,929)	5,727,237	(187,324)
Other current assets	1,740,455	(2,984,124)	(131,485)
Trade accounts payable	(1,007,407)	(6,930,928)	3,952,411
Other current liabilities	970,908	(2,688,508)	1,377,903

Net cash from operating activities	9,766,916	9,541,561	13,462,717

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	3,884,656	—
Proceeds from sale of property, plant, and equipment	862,435	830,451	1,268,167
Additions to property, plant and equipment	(3,891,082)	(4,730,958)	(6,237,152)
Proceeds from sale of investments	1,029,000	3,175,591	—
Purchases of investments	(116,479)	(4,289,298)	(27,338)
Decrease in other assets	—	—	25,736

Net cash from investing activities	(2,116,126)	(1,129,558)	(4,970,587)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	38,570,153	—	63,374,736
Repayments of revolving line of credit and other long-term debt	(39,236,818)	(666,668)	(67,814,067)
Payment of cash dividends	(1,829,028)	(413,326)	—
Debt issuance costs	—	—	(358,975)
Treasury stock purchased	(157,308)	—	—
Proceeds from exercise of stock options	550,084	410,702	141,397
Excess tax benefits from exercise of stock options	63,030	—	—

Net cash from financing activities	(2,039,887)	(669,292)	(4,656,909)

Change in cash and cash equivalents	5,610,903	7,742,711	3,835,221

Cash and cash equivalents, beginning of year	11,636,988	3,894,277	59,056

Cash and cash equivalents, end of year	$17,247,891	$11,636,988	$3,894,277

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes, net	$5,112,973	$1,652,889	$2,072,401
Interest, net	(210,076)	247,178	305,895
Noncash financing activities:
Common stock dividends declared and payable	$5,019,785	$413,480	$—

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its Subsidiaries (collectively the “Company”) manufacture specialized commercial vehicles including truck bodies, trolleys, and specialty vehicles.  The Company’s core products include cutaway and dry-freight van bodies, refrigerated units, stake bodies, and other specialized vehicles. At December 26, 2015, the Company operated eight manufacturing and component locations.  The Company’s customers are located principally in the United States of America.

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

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December. The fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 each contained 52 weeks.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include but are not limited to, allowance for doubtful accounts, inventory reserves, fair value of assets held for sale, accrued insurance, accrued warranty, and unrecognized tax positions.

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

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions. During the year ended December 26, 2015, two large national fleet customers accounted for approximately 24% and 11% of the Company’s consolidated net sales. During the year ended December 27, 2014, one large national fleet customer accounted for approximately 16% of the Company’s consolidated net sales. The Company’s export sales are minimal.

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

At December 26, 2015, the Company had an interest rate swap agreement outstanding with a notional amount of $5.0 million. The interest rate swap agreement provides for a 3.1% fixed interest rate and matures on December 19, 2017. The Company designated this swap agreement as a cash flow hedge on its variable rate debt and records the fair value of the swap agreement as an asset or liability on the balance sheet, with changes in fair value recognized in other comprehensive income (loss).

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of December 26, 2015 and December 27, 2014 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 26, 2015 and December 27, 2014, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

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

Assets Held For Sale - Assets are classified as held for sale upon meeting certain criteria as specified by accounting standards. Assets held for sale are not depreciated and are recorded at the lower of carrying amount or fair value less cost to sell. The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. As of December 26, 2015, the following locations were held for sale: two parcels of land in Goshen, Indiana. As of December 27, 2014, the following locations were held for sale: one facility and two parcels of land in Goshen, Indiana, all of which were sold during 2015.

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

Evaluation of Impairment of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected undiscounted future cash flows resulting from use of the assets. The Company determined there were no such impairments in 2015, 2014, and 2013.

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

Compensation expense (net of estimated forfeitures) relative to stock-based awards (see Note 8), included in the consolidated statements of comprehensive income for the years ended December 26, 2015, December 27, 2014, and December 28, 2013, was $778,223, $488,277 and $402,363, respectively. There were no stock options issued during the years ended December 26, 2015, December 27, 2014, and December 28, 2013.

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 26, 2015, December 27, 2014, and December 28, 2013 was as follows:

	2015	2014	2013
Accrued warranty, beginning of year	$949,000	$1,432,000	$1,609,000
Warranty expense	1,050,955	605,413	1,170,983
Warranty claims paid	(944,955)	(589,413)	(1,347,983)
Shuttle bus divestiture	—	(499,000)	—
Accrued warranty, end of year	$1,055,000	$949,000	$1,432,000

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

Segment Information - The Company’s principal business is manufacturing specialized vehicles.  Management has not separately organized the business beyond specialized vehicles (includes three categories of products) and manufacturing processes.  The fiberglass manufacturing subsidiary constitutes a segment, however this segment does not meet the quantitative thresholds for separate disclosure.  The fiberglass manufacturing subsidiary’s net sales are less than ten percent of consolidated net sales, the absolute amount of its net income is less than ten percent of the absolute amount of consolidated net income, and finally, its assets are less than ten percent of consolidated assets.

Net sales consist of the following:

	2015	2014	2013
Specialized vehicles:
Trucks	$261,598,525	$211,975,917	$225,778,360
Trolleys	5,666,944	8,414,833	6,928,018
Specialty vehicles	7,297,564	13,791,906	11,929,635
	274,563,033	234,182,656	244,636,013
Fiberglass products	3,861,766	2,126,264	2,169,954
	$278,424,799	$236,308,920	$246,805,967

Recently Issued Accounting Pronouncements — In November 2015, the Financial Accounting Standards Board (“FASB”) amended existing guidance related to the balance sheet classification of deferred taxes. The amendments require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. These amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The transition provisions allow for either prospective or retrospective application. The Company has elected to early adopt the amendments retrospectively. As a result, reported current assets on the balance sheet were decreased by $1,122,103 for 2014 and reported long-term liabilities on the balance sheet were decreased by $1,122,103 for 2014 as a result of retrospective application of the amendments.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is for annual periods, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for years beginning after December 15, 2016, to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effects of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.                                      DISCONTINUED OPERATIONS.

On December 31, 2013, the Company announced its intention to divest its shuttle bus business. The progressively competitive environment in the bus industry led to intensified price cutting, making it more difficult to sustain profitability.  Shuttle bus products represented less than 13% of the Company’s consolidated sales for the year ended December 28, 2013, but had a material adverse effect on reported financial results.

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

The Company continued to operate the business for a period of time following the date of the Agreement to finish certain orders.  The transaction closed on March 28, 2014. Net proceeds from the sale were $3.9 million and net assets of the shuttle bus operations sold consisted of inventory of $4.1 million, machinery and equipment of $0.2 million, reduced by a warranty obligation of $0.5 million, resulting in a gain of $0.1 million, net of tax, recorded during the three month period ended March 29, 2014. The Agreement contains a five-year period during which the Company will not compete in the shuttle bus business, with the exception that the non-competition does not apply to the Company’s trolley division.

The results for the shuttle bus division are classified as discontinued operations as follows:

	2014	2013
Net sales	$6,549,209	$35,467,332
Pretax loss from operations	(2,306,655)	(7,836,430)
Net loss	(1,567,423)	(4,772,386)

3.                                      INVESTMENTS.

Investment securities consist of the following:

	2015	2014
Bond funds - cost	$3,054,510	$3,973,772
Unrealized losses	(155,747)	(40,265)
Bond funds - fair value	$2,898,763	$3,933,507

Sales of securities were $1,029,000 and $3,175,591 during 2015 and 2014, and resulted in gains of $2,175 and $10,053, respectively. There were no sales of securities during 2013. Investment income (included in other income) consisted of dividend income and aggregated $125,876, $68,612, and $27,338 for the years ended 2015, 2014, and 2013, respectively.

4.                                      INVENTORIES.

Inventories consist of the following:

	2015	2014
Raw materials	$17,596,283	$15,880,826
Work-in-progress	3,146,984	3,136,994
Finished goods	4,249,476	3,643,994

Total	$24,992,743	$22,661,814

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

5.                                      PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following:

	2015	2014
Land	$3,746,093	$4,099,790
Land improvements	7,242,766	7,415,255
Buildings	45,097,638	44,260,627
Machinery and equipment	37,215,751	39,458,457
	93,302,248	95,234,129
Less, accumulated depreciation and amortization	47,115,884	48,308,595

Property, plant and equipment, net	$46,186,364	$46,925,534

6.                                      LONG-TERM DEBT.

Long-term debt consists of the following:

	2015	2014
Term loan facility	$8,333,333	$8,999,998
Less, current maturities	666,668	666,668
Long-term debt	$7,666,665	$8,333,330

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at December 26, 2015. Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 2.79% at December 26, 2015 and 2.50% at December 27, 2014.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures. As of December 26, 2015 and December 27, 2014, the Company was in compliance with all three financial covenants. On August 27, 2014, the Company entered into an amendment of the Credit Agreement. The amendment changed the cash dividend limit from a percentage of consolidated net income for the immediately preceding fiscal quarter to a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding. On November 19, 2015, the Company entered into an amendment of the Credit Agreement. The amendment permitted the Company to issue a special dividend of up to $6.5 million on or about January 4, 2016 and changed the cash dividend limit from a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding to an amount paid in any fiscal quarter not to exceed an amount equal to 50% of the consolidated net income for the immediately preceding fiscal quarter.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  As of December 26, 2015, and December 27, 2014, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT, Concluded

The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. Maturities of the term loan for each of the next two years are as follows: 2016 - $666,668, and 2017 - $7,666,665.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers. As of December 26, 2015 and December 27, 2014, cash deposits with insurance carriers totaled $2.3 million and $3.3 million, respectively.

7.                                      RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match fifty percent of each employee’s contributions up to four percent of the employee’s compensation. The Board of Directors may increase or decrease the Company’s contribution as business conditions permit. Expense for this plan was $411,756, $414,739 and $427,119 for the years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.

8.                                      STOCKHOLDERS’ EQUITY.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock ($1 par value) of which none have been issued.  The Board of Directors is vested with the authority to determine and state the designations and relative preferences, limitations, voting rights, if any, and other rights of the preferred shares.

Common Stock

The Board of Directors approved the following cash dividends on the Company’s outstanding Class A and Class B Common Stock during the years ended December 26, 2015 and December 27, 2014:

Declaration Date	Record Date	Paid Date	Cash Dividend Per Share
September 2, 2014	September 16, 2014	September 23, 2014	$0.025
November 11, 2014	December 12, 2014	January 2, 2015	$0.025
March 3, 2015	March 17, 2015	March 24, 2015	$0.025
May 6, 2015	May 27, 2015	June 3, 2015	$0.030
August 5, 2015	August 24, 2015	August 31, 2015	$0.030
November 10, 2015	December 11, 2015	January 4, 2016	$0.300

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

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Continued

Convertible Class B Common Stock

Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. During 2015, 29,467 shares of Class B Common Stock were converted into Class A Common Stock. During 2013, 30,834 shares of Class B Common Stock were converted into Class A Common Stock. Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors rounded to the lowest whole number.  Holders of Class B Common Stock elect the remainder of the directors.

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

The following table summarizes the activity for stock options:

	Options	Weighted - Average Exercise Price
Outstanding, December 30, 2012	1,007,798	3.74
Granted	—	—
Exercised	(115,890)	1.87
Expired	(272,462)	6.29
Forfeited	(84,015)	4.29
Outstanding, December 28, 2013	535,431	2.79
Granted	—	—
Exercised	(183,623)	3.15
Expired	—	—
Forfeited	—	—
Outstanding, December 27, 2014	351,808	2.61
Granted	—	—
Exercised	(182,548)	3.15
Expired	—	—
Forfeited	—	—
Outstanding, December 26, 2015	169,260	2.02

The total intrinsic value of options exercised during the fiscal years ended 2015, 2014 and 2013 approximated $218,599, $349,478 and $306,985, respectively.

Information about stock options outstanding and exercisable at December 26, 2015 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life in Years	Weighted - Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price

1.48 - 1.63	39,900	0.50	1.54	39,900	1.54
2.12 - 2.33	129,360	1.76	2.17	129,360	2.17
	169,260	1.47	2.02	169,260	2.02

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Concluded

At December 26, 2015 and December 27, 2014, the aggregate intrinsic value of options exercisable and the intrinsic value of all options outstanding approximated $862,495 and $1,777,415, respectively.

2012 Long-Term Incentive Plan

On May 23, 2012, the Company held its annual meeting of stockholders at which the Company’s stockholders approved the 2012 Long-Term Incentive Plan (the “Plan”) which had previously been approved by the Board of Directors and recommended to the stockholders. The Plan is effective until May 23, 2022; provided, however, any awards issued prior to the Plan’s termination will remain outstanding in accordance with their terms. The Plan authorizes the issuance of 1,050,000 shares of the Company’s Class A Common Stock with certain officers being limited to receiving grants of 100,000 shares in any one year. Employees, contractors and non-employee directors of the Company and its subsidiaries are eligible to receive awards under the Plan. The following types of awards may be granted under the Plan:  (1) stock options (incentive and non-qualified); (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) dividend equivalent rights; (5) performance awards based on achieving specified performance goals; and (6) other awards.

The following table summarizes the activity for the unvested restricted stock:

	Unvested Restricted Stock	Weighted - Average Grant Date Fair Value
Unvested, December 30, 2012	—	—
Granted	145,784	3.98
Vested	(35,353)	3.94
Unvested, December 28, 2013	110,431	3.99
Granted	60,896	6.87
Vested	(65,510)	4.72
Unvested, December 27, 2014	105,817	5.19
Granted	122,890	8.43
Vested	(98,518)	5.95
Forfeited	(13,761)	7.87
Unvested, December 26, 2015	116,428	7.66

The total fair value of shares vested and recognized as stock-based compensation expense during the years ended December 26, 2015 and December 27, 2014 was $585,723 and $309,527 respectively.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted during 2015 and 2014 totaled 24,409 and 25,998, respectively.

Total unrecognized compensation expense related to all share-based awards outstanding at December 26, 2015, is approximately $891,591 and is to be recorded over a weighted-average contractual life of 1.89 years.

As of December 26, 2015, 627,540 shares were reserved for the granting of future share-based awards compared to 761,078 shares at December 27, 2014.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES

	2015	2014	2013
Federal:
Current	$5,496,735	$2,242,641	$4,102,557
Deferred	99,251	1,100,487	1,253,385
	5,595,986	3,343,128	5,355,942

State:
Current	489,684	227,648	761,633
Deferred	233,705	429,879	(194,216)
	723,389	657,527	567,417
Total	$6,319,375	$4,000,655	$5,923,359

Deferred tax assets and deferred tax liabilities were as follows:

	2015	2014
Deferred tax assets:
Receivables	$20,020	$20,020
Inventories	612,830	550,170
Accrued liabilities	1,028,149	1,295,798
Net operating losses and credit carryforwards	1,121,481	1,336,649
Other	93,600	166,347
Total deferred tax assets	2,876,080	3,368,984

Deferred tax liabilities:
Depreciation	(4,265,972)	(4,357,310)
Prepaids and other	(707,149)	(775,759)
Total deferred tax liabilities	(4,973,121)	(5,133,069)
Net deferred tax liabilities	$(2,097,041)	$(1,764,085)

At December 26, 2015, the Company had state tax loss carryforwards of approximately $26 million available to offset future taxable income, expiring in various amounts beginning December 31, 2019 through December 31, 2035.

A reconciliation of the tax provision for income taxes from continuing operations at the U.S. Statutory rate (35% in 2015, 35% in 2014 and 34% in 2013) to the effective income tax expense rate as reported is as follows:

	2015		2014		2013
U.S. Federal statutory rate	$6,718,125	35.0%	$4,364,717	35.0%	$5,821,356	34.0%
State income taxes, net of federal benefit	470,203	2.4	617,410	5.0	510,783	3.0
Tax-exempt underwriting income of wholly- owned small captive insurance subsidiary	(388,168)	(2.0)	(297,243)	(2.4)	(225,480)	(1.3)
Domestic production deduction	(553,476)	(2.9)	(281,688)	(2.3)	(167,800)	(1.0)
Research and development tax credits	(75,000)	(0.4)	(75,000)	(0.6)	(100,000)	(0.6)
Alternative fuel tax credit	(26,000)	(0.1)	(22,750)	(0.2)	(37,370)	(0.2)
Stock-based compensation	—	—	(117,395)	(0.9)	16,800	0.1
Other, net	173,691	0.9	(187,396)	(1.5)	105,070	0.6
Effective tax	$6,319,375	32.9%	$4,000,655	32.1%	$5,923,359	34.6%

Uncertain Tax Positions

The Company recognizes income tax benefits only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such tax benefit recorded is the largest amount that is more likely than not to be allowed.  A reconciliation of the change in the unrecognized tax benefits for the three years ended December 26, 2015 is as follows:

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Concluded

Unrecognized tax benefits at December 30, 2012	$519,611
Gross increases - tax positions in prior periods	197,310
Lapse of statute of limitations	(57,921)
Unrecognized tax benefits at December 28, 2013	659,000
Gross increases - tax positions in prior periods	157,657
Lapse of statute of limitations	(70,657)
Unrecognized tax benefits at December 27, 2014	746,000
Gross increases - tax positions in prior periods	229,191
Lapse of statute of limitations	(109,191)
Unrecognized tax benefits at December 26, 2015	$866,000

The entire balance of approximately $866,000 at December 26, 2015, included in accrued income taxes,  relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.  The Company is subject to U.S. federal income tax as well as various state taxes.  The Company is no longer subject to examination by federal taxing authorities for the fiscal year ended 2011 and earlier.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for, and recognized during, the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013 were immaterial.

10.                               COMMITMENTS AND CONTINGENCIES.

Lease Commitments

The Company leases certain land and manufacturing facilities under operating lease agreements which expire at various dates from April 2016 through December 2016. Rent expense under all operating leases aggregated $166,830, $159,010, and $96,066 for the fiscal years ended 2015, 2014, and 2013, respectively.

At December 26, 2015, future minimum rental payments under noncancelable operating leases aggregated $86,932 and are payable as follows: 2016 - $86,932.

Consigned Inventories

The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities with the condition that the Company will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to the Company on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with General Motors and Ally Bank, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by General Motors upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by General Motors.  Accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from General Motors when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. At December 26, 2015 and December 27, 2014, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $33.7 million and $25.2 million, respectively.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Concluded

10.          COMMITMENTS AND CONTINGENCIES, Concluded

Repurchase Commitments

The Company was contingently liable at December 26, 2015, under a repurchase agreement with a certain financial institution providing inventory financing for retailers of its products.  Under the arrangement, which is customary in the industry, the Company agrees to repurchase vehicles in the event of default by the retailer. The maximum repurchase liability is the total amount that would be paid upon the default of the Company’s independent dealers.  The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $1.8 million at December 26, 2015 and December 27, 2014.  The loss, if any, under the agreement is the difference between the repurchase cost and the resale value of the units.  The Company believes that any potential loss under this agreement in effect at December 26, 2015 would not be material.

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

Ownership Transaction Incentive Plan

On October 25, 2011, the Company approved an Ownership Transaction Incentive Plan (the “OTIP”).  Pursuant to the terms of the OTIP, upon a Change of Control, as defined, certain employees of the Company are entitled to receive a percentage of the difference between the per share value of the total cash proceeds or the per share fair market value of any other consideration received by the Company or the Company’s stockholders in connection with a Change of Control minus $2.50 (such amount being the “Value”) as described below with such amount then being multiplied by the number of outstanding shares of common stock of the Company immediately prior to the Change of Control.  The aggregate amount of payments to be made under the OTIP is equal to the number of outstanding shares of common stock immediately prior to the Change of Control multiplied by the sum of (i) 7% multiplied by the Value until the value reaches $5.00, plus (ii) 8% multiplied by the amount of any Value above $5.00 and up to $7.00, plus (iii) 9% multiplied by the amount of any Value above $7.00. For example, if a Change of Control occurs in which the Company’s common stock is sold for $9.00 per share, then the aggregate amount of payments to be made is equal to the number of outstanding shares of common stock immediately prior to the Change of Control multiplied by $0.52 (which is the sum of (i) 7% multiplied by $2.50 (the Value up to $5.00); (ii) 8% multiplied by $2.00 (the Value between $5.00 and $7.00) and (iii) 9% multiplied by $2.00 (the Value over $7.00)).  Certain employees are eligible to participate in the OTIP upon a Change of Control.  If prior to a Change of Control, any of the current participants in the OTIP resign from the Company or are terminated for Cause, as defined, such participant shall immediately forfeit any rights to receive payment under the OTIP.  If prior to a Change of Control, any of the current participants in the OTIP are terminated without Cause, such participant’s right to receive a percentage of the aggregate amount described above upon a Change of Control shall generally be forfeited six months after the termination without Cause.  The OTIP units are accounted for consistent with performance vesting securities and as such no compensation is reflected until the contingent change in control becomes inevitable and an estimate of value can be made.  The OTIP expired on December 31, 2015.

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

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to		Column E
Column A	Beginning	Costs and	Column D	Balance End
Description	of Period	Expenses	Deductions (1)	of Period
Year ended December 26, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$52,000	$1,000	$1,000	$52,000

Year ended December 27, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$52,000	$7,000	$7,000	$52,000

Year ended December 28, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$100,000	$63,000	$111,000	$52,000

(1)  Uncollectible accounts written off, net of recoveries.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY DATA

2015 Quarter	First	Second	Third	Fourth
Net sales	$63,295,371	$82,595,230	$64,818,118	$67,716,080
Gross profit	11,445,026	15,468,058	12,642,390	14,666,729
Net income	1,933,119	4,346,664	2,796,894	3,798,592
Income per share:
Basic	0.12	0.26	0.17	0.23
Diluted	0.11	0.26	0.16	0.22

2014 Quarter	First	Second	Third	Fourth
Net sales, continuing operations	$53,393,557	$71,552,068	$58,023,699	$53,339,596
Gross profit, continuing operations	7,890,507	14,637,656	11,287,292	10,031,384
Net income, continuing operations	224,017	4,255,432	2,468,965	1,521,540
Net loss, discontinued operations	(1,567,423)	—	—	—
Net income (loss), consolidated	(1,343,406)	4,255,432	2,468,965	1,521,540
Income (loss) per share, consolidated:
Basic	(0.08)	0.26	0.15	0.09
Diluted	(0.08)	0.25	0.15	0.09

The sum of quarterly earnings per share for the four quarters may not equal annual earnings per share due to rounding.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.             CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 26, 2015, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2015.

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

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 26, 2015.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of December 26, 2015, as stated in their report included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 26, 2015.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) occurred during the fiscal quarter ended December 26, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2016 annual stockholders’ meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2016 annual stockholders’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2016 annual stockholders’ meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2016 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2016 annual stockholders’ meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

	a.	The following financial statements and financial statement schedule are included in Item 8 herein:

		1.	Financial Statements

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 26, 2015 and December 27, 2014

Consolidated Statements of Comprehensive Income for the years ended December 26, 2015, December 27, 2014 and December 28, 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 26, 2015, December 27, 2014 and December 28, 2013

Consolidated Statements of Cash Flows for the years ended December 26, 2015, December 27, 2014 and December 28, 2013

Notes to Consolidated Financial Statements

		2.	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

		3.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPREME INDUSTRIES, INC.

Date:	February 26, 2016	By:	/s/ Mark D. Weber
Mark D. Weber
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert M. Gardner	Chairman of the Board	February 26, 2016
Herbert M. Gardner

/s/ Mark D. Weber	President, Chief Executive Officer and Director (Principal Executive Officer)
Mark D. Weber		February 26, 2016

/s/ William J. Barrett	Executive Vice President, Secretary, Assistant Treasurer and Director
William J. Barrett		February 26, 2016

/s/ Matthew W. Long	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	February 26, 2016
Matthew W. Long

/s/ Peter D. Barrett	Director	February 26, 2016
Peter D. Barrett

/s/ Robert J. Campbell	Director	February 26, 2016
Robert J. Campbell

/s/ Edward L. Flynn	Director	February 26, 2016
Edward L. Flynn

/s/ Arthur J. Gajarsa	Director	February 26, 2016
Arthur J. Gajarsa

/s/ Thomas B. Hogan, Jr.	Director	February 26, 2016
Thomas B. Hogan, Jr.

/s/ Mark C. Neilson	Director	February 26, 2016
Mark C. Neilson

/s/ Wayne A. Whitener	Director	February 26, 2016
Wayne A. Whitener

INDEX TO EXHIBITS

Exhibit		Description

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

	10.4

Special Vehicle Manufacturer Converters Agreement effective August 1, 2013, between General Motors LLC and Supreme Corporation, filed as Exhibit 10.40 to the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2013, and incorporated herein by reference.

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

+	10.13	2012 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.

+	10.14

Form of Supreme Industries, Inc. Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2008, and incorporated herein by reference.

+	10.15

Indemnification Agreement, effective as of May 6, 2013, by and between Supreme Industries, Inc. and Mark D. Weber, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19. 2013, and incorporated herein by reference.

+	10.16

Indemnification Agreement by and among Supreme Industries, Inc. and Matthew W. Long dated December 29, 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2012, and incorporated herein by reference.

+	10.17

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

+	10.20

First Amendment to December 29, 2011 Letter Agreement by and between Supreme Industries, Inc. and Matthew W. Long, dated December 21, 2012 filed as Exhibit 10.32 to the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2012, and incorporated herein by reference.

+	10.21	Second Amendment to December 29, 2011 Letter Agreement by and between Supreme Industries, Inc. and Matthew W. Long, dated November 20, 2014, and incorporated herein by reference.

+	10.22

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

	10.25

Amended and Restated Credit Agreement, dated as of April 29, 2013, by and among Supreme Industries, Inc. and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2013, and incorporated herein by reference.

	10.26

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

	10.28

Amendment No. 2 to Credit Agreement, executed as of August 27, 2014, by and among Supreme Industries, Inc., Wells Fargo Bank, National Association, and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2014, and incorporated herein by reference.

	10.29

Amendment No. 3 to Credit Agreement, executed as of November 19, 2015, by and among Supreme Industries, Inc., Wells Fargo Bank, National Association, and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015, and incorporated herein by reference.

+	10.30	2015 Supreme Cash Bonus Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, and incorporated herein by reference.

+	10.31

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

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, filed on February 26, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*   Filed herewith.

+   Management contract or compensatory plan or arrangement.