Form 10-Q
period 2016-03-26
SUPREME INDUSTRIES INC
filed 2016-04-29
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at April 14, 2016
Class A	15,238,956
Class B	1,742,482

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 26,	December 26,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$6,112,739	$17,247,891
Investments	2,940,463	2,898,763
Accounts receivable, net	31,369,486	25,006,551
Inventories	33,447,157	24,992,743
Other current assets	5,201,998	4,787,586
Total current assets	79,071,843	74,933,534

Property, plant and equipment, net	45,789,560	46,186,364
Other assets	533,585	609,815
Total assets	$125,394,988	$121,729,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	13,373,115	7,950,620
Other accrued liabilities	10,089,237	14,718,523
Total current liabilities	24,129,020	23,335,811

Long-term debt	7,499,998	7,666,665
Deferred income taxes	1,796,691	2,097,041
Other long-term liabilities	64,464	41,767
Total liabilities	33,490,173	33,141,284

Stockholders’ equity	91,904,815	88,588,429
Total liabilities and stockholders’ equity	$125,394,988	$121,729,713

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 26,	March 28,
	2016	2015

Net sales	$69,449,903	$63,295,371
Cost of sales	54,289,246	51,850,345
Gross profit	15,160,657	11,445,026

Selling, general and administrative expenses	9,414,951	8,420,650
Other income	(36,476)	(78,158)
Operating income	5,782,182	3,102,534

Interest expense	182,829	243,415
Income before income taxes	5,599,353	2,859,119

Income tax expense	1,840,000	926,000
Net Income	3,759,353	1,933,119

Other comprehensive income (loss), net of tax	32,090	(12,410)
Comprehensive income	$3,791,443	$1,920,709

Income per share:
Basic	$0.23	$0.12
Diluted	0.22	0.11

Shares used in the computation of income per share:
Basic	16,682,812	16,569,115
Diluted	17,127,836	16,905,228

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 26,	March 28,
	2016	2015
Cash flows from operating activities:
Net income	$3,759,353	$1,933,119
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	872,358	902,233
Deferred income taxes	(300,350)	45,241
Stock-based compensation expense	227,386	160,090
Gain on sale of property, plant and equipment, net	(300)	(2,700)
Changes in operating assets and liabilities	(9,382,120)	(21,930,235)

Net cash used in operating activities	(4,823,673)	(18,892,252)

Cash flows from investing activities:
Additions to property, plant and equipment	(399,324)	(912,354)
Proceeds from sale of property, plant and equipment	300	2,700
Purchases of investments	(23,560)	(32,846)

Net cash used in investing activities	(422,584)	(942,500)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	—	11,903,489
Repayments of revolving line of credit and other long-term debt	(166,667)	(2,866,667)
Payment of cash dividends	(5,572,859)	(828,509)
Treasury stock purchased	(161,769)	(87,230)
Proceeds from exercise of stock options	12,400	145,695

Net cash provided by (used in) financing activities	(5,888,895)	8,266,778

Change in cash and cash equivalents	(11,135,152)	(11,567,974)

Cash and cash equivalents, beginning of period	17,247,891	11,636,988

Cash and cash equivalents, end of period	$6,112,739	$69,014

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair presentation of the interim periods reported.  The December 26, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended March 26, 2016 and March 28, 2015 are for 13-week periods.

NOTE 2 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	March 26,	December 26,
	2016	2015
Raw materials	$23,822,501	$17,596,283
Work-in-progress	4,149,943	3,146,984
Finished goods	5,474,713	4,249,476
	$33,447,157	$24,992,743

NOTE 3 — FAIR VALUE MEASUREMENT

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of March 26, 2016 and December 26, 2015, because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of March 26, 2016 and December 26, 2015, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 4 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at March 26, 2016. Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 2.83% at March 26, 2016 and 2.79% at December 26, 2015.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, a limitation on annual capital expenditures, and a limitation on quarterly cash dividends. As of March 26, 2016 and December 26, 2015, the Company was in compliance with all financial covenants.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  As of March 26, 2016, and December 26, 2015, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. As of March 26, 2016 and December 26, 2015, the outstanding balance under the term loan facility was $8.2 million and $8.3 million, respectively.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers. As of March 26, 2016 and December 26, 2015, cash deposits with insurance carriers totaled $2.3 million.

NOTE 5 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the three months ended March 26, 2016:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 26, 2015	169,260	$2.02
Exercised	(8,400)	$1.48
Outstanding, March 26, 2016	160,860	$2.05

At March 26, 2016, the aggregate intrinsic value of options exercisable and the intrinsic value of all options outstanding approximated $1,088,549 and had a weighted-average remaining contractual life of 1.27 years.

The following table summarizes the activity for the unvested restricted stock for the three months ended March 26, 2016:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 26, 2015	116,428	$7.66
Granted	113,992	$8.00
Vested	(27,797)	$6.45
Forfeited	—	$—
Unvested, March 26, 2016	202,623	$8.02

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the three months ended March 26, 2016 was $179,261.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted to outside directors during the first three months of 2016 totaled 7,028 and the related stock-based compensation expense recognized during the three months ended March 26, 2016 was $48,125.

Total unrecognized compensation expense related to all share-based awards outstanding at March 26, 2016, was approximately $1,624,232 and is to be recorded over a weighted-average contractual life of 2.4 years.

As of March 26, 2016, 506,520 shares were reserved for the granting of future share-based awards compared to 627,540 shares at December 26, 2015.

NOTE 6 — INCOME TAXES

For the three months ended March 26, 2016, the Company recorded income tax expense of $1.8 million at an effective tax rate of 32.9% compared with $0.9 million at an effective tax rate of 32.4% for the three months ended March 28, 2015.  The rates differ from the statutory rate primarily due to varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

NOTE 7 — COMMON STOCK

The Company declared and paid a three cent ($.03) per share cash dividend to all Class A and Class B common stockholders during the quarter ended March 26, 2016.  The Company also paid the dividend declared on November 10, 2015, during the quarter ended March 26, 2016.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) amended existing guidance related to the balance sheet classification of deferred taxes. The amendments require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. These amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The transition provisions allow for either prospective or retrospective application. During 2015, the Company elected to early adopt the amendments retrospectively.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 (as updated by ASU 2015-14 in August 2015 and ASU 2016-08 in March 2016) is for annual periods, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for years beginning after December 15, 2016, to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effects of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is a leading manufacturer of specialized commercial vehicles including truck bodies, trolleys and specialty vehicles.  Established in 1974 and based in Goshen, Indiana, the Company has operations nationwide at eight manufacturing and component locations.  In order to serve major geographic markets, these operations are positioned at strategic locations across the continental United States.

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

The Company and its product offerings are affected by various risk factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of chassis, and the availability of credit and financing to the Company, its vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings. The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto (see Note 1 “Basis of Presentation and Opinion of Management”) located in Item 1 of this document.

Overview

Consolidated net sales for the three months ended March 26, 2016 increased 9.7%, to $69.4 million, from $63.3 compared with the three months ended March 28, 2015.  The higher net sales in the first quarter of 2016 was the result of increased retail and specialty vehicle truck sales, which more than offset a decline in fleet truck sales and trolley sales.  Sales order backlog at the end of the first quarter of 2016 totaled $102.0 million, compared with $94.3 million at the end of the first quarter of 2015 and $98.1 million at the end of 2015.

For the first quarter of 2016, gross profit increased by $3.8 million, or 32.5%, to $15.2 million as compared with $11.4 million for the first quarter of 2015.  Gross margin, as a percentage of net sales improved by 375 basis points, to 21.8% for the first quarter of 2016 as compared with 18.1% for the first quarter of 2015.  The gross margin improvement was impacted favorably by product mix, a higher proportion of retail truck sales which yield a higher gross margin, and lower average material costs.

Selling, general and administrative expenses increased by $1.0 million, or 11.8%, to $9.4 million for the three months ended March 26, 2016, as compared with $8.4 million for the three months ended March 28, 2015. The increase was primarily due to higher commission expense resulting from the improvement in sales volume, higher salary costs related to annual merit increases and profit-based incentive compensation plan awards, partially offset by lower health insurance claims.

For the three months ended March 26, 2016, the Company recorded income tax expense of $1.8 million at an effective tax rate of 32.9% compared with $0.9 million at an effective tax rate of 32.4% for the three months ended March 28, 2015.  The rates differ from the statutory rate primarily due to varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Net income for the quarter ended March 26, 2016 was $3.8 million, or $0.22 per diluted share, compared with net income of $1.9 million, or $0.11 per diluted share, for the quarter ended March 28, 2015.

Working capital increased modestly to $54.9 million at March 26, 2016, compared with $51.6 million at December 26, 2015 to support the higher sales volumes and inventory associated with spring fleet orders.  Stockholders’ equity increased to $91.9 million at quarter end, compared with $88.6 million at December 26, 2015. Book value per share grew to $5.49 at March 26, 2016, versus $5.32 at the end of 2015.  Supreme invested $0.4 million in facilities and equipment during the first quarter of 2016.  Net cash used by operating activities during the first quarter of 2016 totaled $4.8 million, compared with $18.9 million in last year’s first quarter.

As we continue through 2016, we are encouraged by the higher sales backlog and favorable market indicators for truck body demand.  Our primary initiatives for the year are:

•                  Supplementing our sales team to maximize regional and national account coverage;

•                  Optimizing our fabrication strategy to improve speed and reduce product costs;

•                  Deployment of lean manufacturing techniques to eliminate waste and reduce cycle times;

•                  Development of new products that can expand our solutions portfolio; and

•                  Initiating a process to populate a deal pipeline for accretive acquisitions

We believe this mix of initiatives will allow continued organic growth opportunities and bring our cost structure more in line with class-leading benchmarks.

Net sales

Net sales for the three months ended March 26, 2016 increased $6.1 million, or 9.7%, to $69.4 million as compared with $63.3 million for the three months ended March 28, 2015.

Truck sales increased $5.1 million, or 8.5%, for the first quarter of 2016 when compared with last year’s first quarter primarily due to higher retail truck sales.  In 2015, the Company invested in customer-facing assets, supplementing our sales resources with additional talent, training and technology.  Trolley sales decreased $0.1 million, or 5.4%, for the three months ended March 26, 2016 when compared with the three months ended March 28, 2015.  The trolley product line reduced its cost structure and is focused on developing new products and new sales channels.  Specialty vehicle sales increased $0.5 million, or 158.0%, for the three months ended March 26, 2016 when compared with the three months ended March 28, 2015 as a result of an increased order volume.  Using existing products and capabilities as a foundation and a lower cost structure, we continue to look for opportunities to expand product offerings and our customer base.  The Company’s fiberglass facility supplies fiberglass reinforced plywood to Supreme for use in the production of certain truck bodies and also sells to third parties.  The sales to third parties increased $0.6 million, or 63.1%, for the three months ended March 26, 2016 compared with the first quarter of 2015.

Cost of sales and gross profit

For the three months ended March 26, 2016, gross profit was $15.2 million, or 21.8% of net sales, compared with $11.4 million, or 18.1% of net sales, in the first quarter of 2015.

Gross margin, as a percentage of net sales, improved 375 basis points, to 21.8% for the three months ended March 26, 2016 compared with last year’s prior quarter. The gross margin improvement was impacted favorably by product mix, a higher proportion of retail truck sales which yield a higher gross margin, and lower average material costs.  Direct labor improved as a result of more efficient utilization of our manufacturing facilities aided by higher production levels.  Manufacturing overhead, as a percentage of net sales, declined due to the higher sales volume and the fixed nature of certain overhead expenses that do not fluctuate with changes in sales volume.  Lower overhead wages and health insurance costs also favorably impacted the first quarter of 2016.

Delivery expense, as a percentage of net sales, for the three months ended March 26, 2016 decreased slightly by 0.1%, as compared with same period in 2015 due to changes in fuel prices and customer shipment requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.0 million, or 11.8%, to $9.4 million for the three months ended March 26, 2016, as compared with $8.4 million for the three months ended March 28, 2015.

Selling expenses for the three months ended March 26, 2016 increased $0.4 million to $2.9 million as compared with $2.5 million for the three months March 28, 2015.  The increase was primarily due to higher commission expense on higher sales volume, higher salary costs for annual merit increases, and elevated OEM marketing expenses in the first quarter of 2016.  As a percentage of net sales, selling expenses increased 0.3% for the three months ended March 26, 2016, as compared with the same period in 2015.

General and administrative expenses for the three months ended March 26, 2016 increased $0.6 million to $6.5 million as compared with $5.9 million for the three months ended March 28, 2015.  The increase was primarily due to profit-based incentive compensation plan awards and higher salary costs related to annual merit increases, partially offset by lower health insurance claims.  As a percentage of net sales, general and administrative expenses decreased slightly by 0.1% for the three months March 26, 2016 as compared with the same period in 2015.

Other income

Other income was $36,000 for the three months ended March 26, 2016, compared with $78,000 for the three months ended March 28, 2015.  Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was $0.2 million for both of the three month periods ended March 26, 2016 and March 28, 2015. Interest expense includes interest on bank debt and chassis interest on bailment pool chassis offset by interest support received from the chassis manufacturers.  The effective interest rate on bank borrowings was 2.83% at March 26, 2016, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the three months ended March 26, 2016, the Company recorded income tax expense of $1.8 million at an effective tax rate of 32.9% compared with $0.9 million at an effective tax rate of 32.4% for the three months ended March 28, 2015.  The rates differ from the statutory rate primarily due to varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Net income

Net income for the three months ended March 26, 2016 increased 94.5% to $3.8 million, or $0.22 per diluted share, compared with net income of $1.9 million, or $0.11 per diluted share, for the three months ended March 28, 2015.

Basic and diluted income per share

The following table presents basic and diluted income per share:

	Three Months Ended
	March 26, 2016	March 28, 2015
Income per share:
Basic	$0.23	$0.12
Diluted	0.22	0.11

Shares used in the computation of income per share:
Basic	16,682,812	16,569,115
Diluted	17,127,836	16,905,228

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, fund capital expenditures, and meet debt service requirements.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash used in operating activities totaled $4.8 million for the three months ended March 26, 2016, as compared with net cash used in operating activities of $18.9 million for the three months ended March 28, 2015.

During the first three months of 2016, changes in operating assets and liabilities included a $8.5 million increase in inventories due to an increase in production to support our increasing sales order backlog for both retail and fleet truck customers. The increased sales volume also resulted in a $6.4 million increase in accounts receivable. These uses of cash were partially offset by a $5.4 million increase in trade accounts payable due to the higher level of inventories.

During the first three months of 2015, changes in operating assets and liabilities were impacted by a $16.5 million increase in inventories. The change was due to the sharp increase in production activity primarily attributable to seasonal fleet orders. This increased business activity also resulted in a $12.3 million increase in accounts receivable as shipments of fleet orders began during March of 2015. Despite the increase in inventories, trade accounts payable increased by only $7.0 million as a result of the Company’s acceleration of payments to suppliers to take advantage of discount payment terms.

Investing activities

Cash used in investing activities was $0.4 million for the three months ended March 26, 2016, as compared with cash used in investing activities of $0.9 million for the three months ended March 28, 2015.

During the first three months of 2016, the Company’s capital expenditures were $0.4 million, consisting of investments in property, plant and equipment. During the first three months of 2015, the Company’s capital expenditures were $0.9 million, consisting of investments in process improvements and equipment replacement and upgrades.

Financing activities

Cash used in financing activities for the three months ended March 26, 2016 was $5.9 million, as compared with $8.3 million of cash provided by financing activities for the three months ended March 28, 2015.

During the first three months of 2016, the Company used $5.6 million to pay cash dividends to its shareholders. The payments consisted of a three cents ($0.03) per share regular quarterly dividend declared on March 2, 2016, and a thirty cents ($0.30) per share dividend declared on November 10, 2015. The dividend declared on November 10, 2015 consisted of a special dividend of twenty seven cents ($0.27) per share, in addition to a regular quarterly dividend of three cents ($0.03) per share.

During the first three months of 2015, the Company borrowed against its revolving line of credit in the net amount of $9.2 million. The additional borrowings were primarily used to fund the working capital to support seasonal fleet orders.  Additionally, during the first quarter of 2015, the Company used $0.8 million to pay cash dividends to its shareholders.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at March 26, 2016.  The Company was in compliance with all provisions of the Credit Agreement during the three months ended March 26, 2016.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 26, 2015. In management’s opinion, the Company’s critical accounting policies include revenue recognition, allowance for doubtful accounts, inventory reserves, fair value of assets held for sale, accrued insurance, accrued warranty and unrecognized tax positions.

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

Inventory Reserves — The Company makes estimates regarding the future use of raw materials and finished products and provides for obsolete or slow-moving inventories. Periodically, management reviews inventories and adjusts the excess and obsolete reserves based on product life cycles, product demand, and/or market conditions.  In addition, the Company reserves for possible losses due to production reporting errors based upon monthly production.  We conduct semi-annual physical inventories at a majority of our locations and schedule them in a manner that provides coverage in each of our calendar quarters.

Fair Value of Assets Held for Sale — The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The Company estimates the fair value of its properties held for sale based on appraisals and other current market data.

Accrued Insurance — The Company has a self-insured retention against product liability claims with insurance coverage over and above the retention.  The Company is also self-insured for a portion of its employee medical benefits and workers’ compensation.  Product liability claims are routinely reviewed by the Company’s insurance carrier, and management routinely reviews other self-insurance risks for purposes of establishing ultimate loss estimates.  In addition, management must determine estimated liability for claims incurred but not reported.  Such estimates, and any subsequent changes in estimates, may result in adjustments to our operating results in the future.

Accrued Warranty — The Company provides limited warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are accrued at the time of sale and are based upon historical experience.

Unrecognized Tax Positions — The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions.  ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.  We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 26, 2015.

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 26, 2016.

b.                                      Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.                                       RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A: Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 26, 2015, which is herein incorporated by reference.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as a part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

December 27, 2015 to January 23, 2016	—	$—	N/A	N/A

January 24, 2016 to February 20, 2016	4,967	$8.02	N/A	N/A

February 21, 2016 to March 26, 2016	15,533	$7.85	N/A	N/A

Total	20,500

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

Exhibit 3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.
Exhibit 10.1*	2016 Supreme Cash Bonus Plan.
Exhibit 10.2	Ownership Transaction Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2016, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016, filed on April 29, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: April 29, 2016		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: April 29, 2016		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.
Exhibit 10.1*	2016 Supreme Cash Bonus Plan.
Exhibit 10.2	Ownership Transaction Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2016, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016, filed on April 29, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.