Form 10-Q
period 2016-06-25
SUPREME INDUSTRIES INC
filed 2016-07-29
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended June 25, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at July 14, 2016
Class A	15,279,668
Class B	1,742,257

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 25,	December 26,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$7,721,597	$17,247,891
Investments	3,013,170	2,898,763
Accounts receivable, net	39,364,389	25,006,551
Inventories	31,852,972	24,992,743
Other current assets	4,762,020	4,787,586
Total current assets	86,714,148	74,933,534

Property, plant and equipment, net	45,908,276	46,186,364
Other assets	457,355	609,815
Total assets	$133,079,779	$121,729,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	11,144,228	7,950,620
Other accrued liabilities	12,135,951	14,718,523
Total current liabilities	23,946,847	23,335,811

Long-term debt	7,333,331	7,666,665
Deferred income taxes	1,897,047	2,097,041
Other long-term liabilities	65,592	41,767
Total liabilities	33,242,817	33,141,284

Stockholders’ equity	99,836,962	88,588,429
Total liabilities and stockholders’ equity	$133,079,779	$121,729,713

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015

Net sales	$92,871,671	$82,595,230	$162,321,574	$145,890,601
Cost of sales	70,459,366	67,127,172	124,748,612	118,977,517
Gross profit	22,412,305	15,468,058	37,572,962	26,913,084

Selling, general and administrative expenses	9,957,880	9,280,504	19,372,831	17,701,154
Other income	(20,940)	(220,357)	(57,416)	(298,515)
Operating income	12,475,365	6,407,911	18,257,547	9,510,445

Interest (income) expense	(36,701)	28,247	146,128	271,662
Income before income taxes	12,512,066	6,379,664	18,111,419	9,238,783

Income tax expense	4,215,894	2,033,000	6,055,894	2,959,000
Net income	8,296,172	4,346,664	12,055,525	6,279,783

Other comprehensive income (loss), net of tax	34,778	(17,990)	66,868	(30,400)
Comprehensive income	$8,330,950	$4,328,674	$12,122,393	$6,249,383

Income per share:
Basic	$0.49	$0.26	$0.71	$0.38
Diluted	0.48	0.26	0.70	0.37

Shares used in the computation of income per share:
Basic	16,945,141	16,641,955	16,891,693	16,586,469
Diluted	17,222,811	16,992,259	17,185,031	16,912,433

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 25,	June 27,
	2016	2015
Cash flows from operating activities:
Net income	$12,055,525	$6,279,783
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,735,341	1,797,816
Deferred income taxes	(199,994)	(50,457)
Stock-based compensation expense	473,220	366,123
(Gain) loss on sale of property, plant and equipment, net	27,347	(163,953)
Changes in operating assets and liabilities	(15,545,046)	(14,102,798)

Net cash used in operating activities	(1,453,607)	(5,873,486)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,332,440)	(2,700,403)
Proceeds from sale of property, plant and equipment	300	403,055
Proceeds from sale of investments	—	1,029,000
Purchases of investments	(40,348)	(63,652)

Net cash used in investing activities	(1,372,488)	(1,332,000)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	—	38,570,153
Repayments of revolving line of credit and other long-term debt	(333,334)	(38,903,487)
Payment of cash dividends	(6,168,514)	(1,328,558)
Treasury stock purchased	(269,177)	(157,308)
Proceeds from exercise of stock options	70,826	473,883

Net cash used in financing activities	(6,700,199)	(1,345,317)

Change in cash and cash equivalents	(9,526,294)	(8,550,803)

Cash and cash equivalents, beginning of period	17,247,891	11,636,988

Cash and cash equivalents, end of period	$7,721,597	$3,086,185

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and six months ended June 25, 2016 and June 27, 2015 are for 13-week and 26-week periods, respectively.

NOTE 2 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following:

	June 25,	December 26,
	2016	2015
Raw materials	$21,898,667	$17,596,283
Work-in-progress	3,680,339	3,146,984
Finished goods	6,273,966	4,249,476
	$31,852,972	$24,992,743

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of June 25, 2016 and December 26, 2015, because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of June 25, 2016 and December 26, 2015, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 4 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at June 25, 2016. Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 2.93% at June 25, 2016 and 2.79% at December 26, 2015.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, a limitation on annual capital expenditures, and a limitation on quarterly cash dividends. As of June 25, 2016 and December 26, 2015, the Company was in compliance with all financial covenants.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  As of June 25, 2016, and December 26, 2015, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. As of June 25, 2016 and December 26, 2015, the outstanding balance under the term loan facility was $8.0 million and $8.3 million, respectively.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers. As of June 25, 2016 and December 26, 2015, cash deposits with insurance carriers totaled $2.3 million.

NOTE 5 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the six months ended June 25, 2016:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 26, 2015	169,260	$2.02
Exercised	(86,910)	$1.90
Outstanding, June 25, 2016	82,350	$2.15

At June 25, 2016, the aggregate intrinsic value of options exercisable and the intrinsic value of all options outstanding approximated $832,201 and had a weighted-average remaining contractual life of 1.27 years.

The following table summarizes the activity for the unvested restricted stock for the six months ended June 25, 2016:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 26, 2015	116,428	$7.66
Granted	113,992	$8.00
Vested	(53,830)	$7.00
Forfeited	—	$—
Unvested, June 25, 2016	176,590	$8.08

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the six months ended June 25, 2016 was $376,970.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted to outside directors during the first six months of 2016 totaled 12,474 and the related stock-based compensation expense recognized during the six months ended June 25, 2016 was $96,250.

Total unrecognized compensation expense related to all share-based awards outstanding at June 25, 2016, was approximately $1,426,523 and is to be recorded over a weighted-average contractual life of 2.2 years.

On May 25, 2016, the Company held its annual meeting of stockholders at which the Company’s stockholders approved the 2016 Long-Term Incentive Plan (the “Plan”) which had previously been approved by the Board of Directors and recommended to the stockholders. The Plan is effective until May 25, 2026; provided, however, any awards issued prior to the Plan’s termination will remain outstanding in accordance with their terms. The Plan authorizes the issuance of 1,000,000 shares of the Company’s Class A Common Stock with certain officers being limited to receiving grants of 100,000 shares in any one year. Employees, contractors and non-employee directors of the Company and its subsidiaries are eligible to receive awards under the Plan. The following types of awards may be granted under the Plan: (1) stock options (incentive and non-qualified); (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) dividend equivalent rights; (5) performance awards based on achieving specified performance goals; and (6) other awards. On May 25, 2016, awards issued under prior plans totaled 290,598 thus, as of June 25, 2016, 1,290,598 shares were reserved for the granting of future share-based awards compared to 627,540 shares at December 26, 2015.

NOTE 6 — INCOME TAXES

For the three months ended June 25, 2016, the Company recorded income tax expense of $4.2 million at an effective tax rate of 33.7% compared with $2.0 million at an effective tax rate of 31.9% for the three months ended June 27, 2015.  For the six months ended June 25, 2016, the Company recorded income tax expense of $6.1 million at an effective tax rate of 33.4% compared with $3.0 million at an effective tax rate of 32.0% for the six months ended June 27, 2015.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

NOTE 7 — COMMON STOCK

The Company paid the following cash dividends on its outstanding Class A and Class B Common Stock during the six months ended June 25, 2016:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share
November 10, 2015	December 11, 2015	January 4, 2016	$0.300
March 2, 2016	March 16, 2016	March 23, 2016	$0.030
May 25, 2016	June 9, 2016	June 16, 2016	$0.035

NOTE 8 — SALE OF TROLLEY BUSINESS

On May 11, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets of the Company’s trolley business. Trolley products represented less than 1% of the Company’s consolidated net sales for the first half of 2016 and approximately 2% when compared with the same period in 2015.  Additionally, the after-tax impact on consolidated operations for both periods was immaterial.  The divestiture allows the Company to utilize existing resources to advance its work-truck channel strategy.  Pursuant to the terms of the Agreement, the Company will sell the assets of the trolley business including: machinery and equipment, inventory, trademarks, engineering drawings, bills of materials, production data, and quality control records and procedures relating exclusively to the business.  In addition, the purchaser will assume certain warranty obligations.  The first stage of the transaction closed on June 30, 2016 and the final stage of the transaction is scheduled to close on November 1, 2016.  The Company anticipates no material gain or loss will be recognized on the sale.  The trolley business does not meet the criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-8 (Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity) and will not be reported as discontinued operations.

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

On May 6, 2016, the Company submitted a Defect Information Report to the United States National Highway Traffic Safety Association (NHTSA) reporting a potential safety defect. Supreme has notified affected customers and directed them to take their vehicle to an approved service center for installation of an appropriate amperage in-line fuse and a warning decal at no charge to the customer. The Company has estimated its cost for the recall would be no more than $0.5 million which was accrued during the first half of 2016.

NOTE 10 — RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In November 2015, FASB amended existing guidance related to the balance sheet classification of deferred taxes. The amendments require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. These amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The transition provisions allow for either prospective or retrospective application. During 2015, the Company elected to early adopt the amendments retrospectively.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 (as updated by ASU 2015-14 in August 2015 and ASU 2016-08 in March 2016) is for annual periods, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for years beginning after December 15, 2016, to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effects of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is a leading manufacturer of specialized commercial vehicles including truck bodies and specialty vehicles.  Established in 1974 and based in Goshen, Indiana, the Company has operations nationwide at eight manufacturing and component locations.  In order to serve major geographic markets, these operations are positioned at strategic locations across the continental United States.

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

Overview

Consolidated net sales for the three months ended June 25, 2016 increased 12.4% to $92.9 million compared with $82.6 million in the second quarter of 2015.  Sales of dry-freight and insulated trucks increased in the second quarter of 2016 and changed to a more favorable retail product mix compared with the second quarter of 2015.  In the first six months of 2016, consolidated net sales increased 11.3% to $162.3 million, compared with $145.9 million in the first six months of 2015. Higher net sales in the first half of 2016 were the result of increased truck and specialty vehicles sales, which more than offset a decline in sales of trolleys.

The sales order backlog at the end of the second quarter of 2016 was $75.5 million, up 2.1% compared with $74.0 million at the end of last year’s second quarter.  The current backlog has a higher proportion of retail orders, which typically yield a higher gross margin, compared with last year’s second quarter.

Gross profit in the second quarter of 2016 increased to $22.4 million, up from $15.5 million in 2015 as a result of the increased sales volume and favorable overhead absorption.  As a percentage of net sales, second quarter of 2016 gross margin increased to 24.1% compared with 18.7% in the second quarter of 2015.  Gross profit in the first six months of 2016 increased to $37.6 million, compared with $26.9 million in the same period of 2015, as a result of a favorable product mix, more efficient utilization of our manufacturing facilities, and reduced overhead expenses.  The gross margin improvement was partially reduced by increased reserves associated with a product recall.  For the six-month period of 2016, gross margin, as a percentage of net sales, increased to 23.1%, compared with 18.4% for the first half of 2015.

On May 6, 2016, the Company submitted a Defect Information Report to the United States National Highway Traffic Safety Association (NHTSA) reporting a potential safety defect.  Supreme has notified affected customers and directed them to take their vehicle to an approved service center for installation of an appropriate amperage in-line fuse and a warning decal at no charge to the customer. The Company has estimated its cost for the recall would be no more than $0.5 million which was accrued during the first half of 2016.

Selling, general and administrative expenses increased by $0.7 million, or 7.3%, to $10.0 million for the three months ended June 25, 2016, as compared with $9.3 million for the three months ended June 27, 2015.  Selling, general and administrative expenses increased by $1.7 million, or 9.4%, to $19.4 million for the six months ended June 25, 2016, as compared with $17.7 million for the six months ended June 27, 2015.  The increases for 2016 periods were primarily due to higher commission expense on the improved sales volume, higher sales wages as the Company added sales personnel in key regions, profit-based incentive compensation plans and annual merit increases.

For the three months ended June 25, 2016, the Company recorded income tax expense of $4.2 million at an effective tax rate of 33.7% compared with $2.0 million at an effective tax rate of 31.9% for the three months ended June 27, 2015.  For the six months ended June 25, 2016, the Company recorded income tax expense of $6.1 million at an effective tax rate of 33.4% compared with $3.0 million at an effective tax rate of 32.0% for the six months ended June 27, 2015.

Net income for the three months ended June 25, 2016 was $8.3 million, or $0.48 per diluted share, compared with a net income of $4.3 million, or $0.26 per diluted share, for the three months ended June 27, 2015.  Net income for the six months ended June 25, 2016 was $12.1 million, or $0.70 per diluted share, compared with net income of $6.3 million, or $0.37 per diluted share, for the comparable period last year.

On May 11, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets of the Company’s trolley business. Trolley products represented less than 1% of the Company’s consolidated net sales for the first half of 2016 and approximately 2% when compared with the same period in 2015.  Additionally, the after-tax impact on consolidated operations for both periods was immaterial.  The divestiture allows the Company to utilize existing resources to advance its work-truck channel strategy.  Pursuant to the terms of the Agreement, the Company will sell the assets of the trolley business including: machinery and equipment, inventory, trademarks, engineering drawings, bills of materials, production data, and quality control records and procedures relating exclusively to the business.  In addition, the purchaser will assume certain warranty obligations.  The first stage of the transaction closed on June 30, 2016 and the final stage of the transaction is scheduled to close on November 1, 2016.  The Company anticipates no material gain or loss will be recognized on the sale.  The trolley business does not meet the criteria of FASB Accounting Standards Update 2014-8 (Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity) and will not be reported as discontinued operations.

Working capital increased to $62.8 million at June 25, 2016, compared with $51.6 million at December 26, 2015 to support the higher sales volumes.  The Company ended the first half of 2016 with $7.7 million in cash and cash equivalents and $8.0 million in debt.  Stockholders’ equity increased to $99.8 million at quarter end, compared with $88.6 million at December 26, 2015. Book value per share grew to $5.93 at June 25, 2016, versus $5.32 at the end of 2015.  Supreme invested $1.3 million in facilities and equipment during the first half of 2016, compared with $2.7 million in the first six months of 2015.  Net cash used by operating activities during the first half of 2016 totaled $1.5 million, compared with $5.9 million in last year’s first half.

As we continue through 2016, our primary initiatives for the remainder of the year are:

•                  Supplementing our sales team to maximize regional and national account coverage;

•                  Optimizing our fabrication strategy to improve speed and reduce product costs;

•                  Deployment of lean manufacturing techniques to reduce waste and cycle times;

•                  Development of new products that can expand our solutions portfolio; and

•                  Continue to explore strategic acquisition opportunities.

We believe these initiatives will allow continued growth opportunities and improve our overall cost structure.  Additionally, Supreme’s financial strength has allowed the Company to invest in growth initiatives while at the same time continue to pay quarterly cash dividends to shareholders.

Net sales

Net sales for the three months ended June 25, 2016 increased $10.3 million, or 12.4%, to $92.9 million as compared with $82.6 million for the three months ended June 27, 2015.  Net sales for the six months ended June 25, 2016 increased $16.4 million, or 11.3%, to $162.3 million as compared with $145.9 million for the six months ended June 27, 2015.

Truck and specialty vehicle sales increased in the second quarter of 2016 by $10.9 million, or 13.7%, and $0.8 million, or 165.4%, respectively, when compared with same period in 2015.  The overall sales growth for the quarter was primarily the result of a higher proportion of retail truck sales and, to a lesser extent higher fleet sales.  Trolley sales decreased in the second quarter of 2016 by $1.7 million, or 97.5% when compared with same period in 2015 resulting in the impending completion of the sale of the product line in the second half of 2016.  The Company’s fiberglass facility supplies fiberglass reinforced plywood for use in the production of certain truck bodies and also sells product to third parties.  Sales to third parties increased $0.3 million, or 30.9%, for the second quarter of 2016 when compared with last year’s second quarter.  For the six months ended June 25, 2016, truck and specialty vehicle sales increased $16.0 million, or 11.4%, and $1.3 million, or 162.5%, respectively, which more than offset the $1.8 million, or 58.6% decrease in trolley sales.  The net sales growth was the result of higher truck sales to both retail and fleet customers.  Fiberglass reinforced plywood sales increased $0.9 million for the first six months of 2016 when compared with same period last year.

Cost of sales and gross profit

For the three months ended June 25, 2016, gross profit was $22.4 million, or 24.1% of net sales, compared with $15.5 million, or 18.7% of net sales, in the second quarter of 2015. Gross profit for the six months ended June 25, 2016 was $37.6 million, or 23.1% of net sales, compared with $26.9 million, or 18.4% of net sales, for the six months ended June 27, 2015.

For the three months ended June 25, 2016, the gross margin was favorably impacted by a higher mix of retail sales which typically yield a higher gross margin, and a reduction in scrap expense for the quarter.  Manufacturing overhead, as a percentage of net sales, declined due to the higher sales volume and the fixed nature of certain overhead expenses that do not fluctuate with changes in sales volume.  Lower overhead wages, as a percentage of net sales, also favorably impacted the second quarter of 2016 but the decrease was partially offset by costs and charges associated with a product recall.

For the six months ended June 25, 2016, the gross margin improvement was the result of a favorable product mix which included a higher proportion of retail truck sales which typically yield a higher gross margin.  Direct labor costs improved as a result of more efficient utilization of our manufacturing facilities aided by higher production levels.  Manufacturing overhead, as a percentage of net sales, declined due to favorable overhead absorption, lower overhead wages and lower group health insurance claims.  The gross margin was negatively impacted by the costs and charges associated with a product recall.

Delivery expense, as a percentage of net sales, for the three and six months ended June 25, 2016 decreased 0.2% and 0.1%, respectively, as compared with the same periods in 2015, due to changes in product mix and customer shipment requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.7 million, or 7.3%, to $10.0 million for the three months ended June 25, 2016, as compared with $9.3 million for the three months ended June 27, 2015.  Selling, general and administrative expenses increased by $1.7 million, or 9.4%, to $19.4 million for the six months ended June 25, 2016, as compared with $17.7 million for the six months ended June 27, 2015.

Selling expenses for the three months ended June 25, 2016 increased $0.3 million to $3.1 million as compared with $2.8 million for the three months ended June 27, 2015.  For the six months ended June 25, 2016, selling expenses increased by $0.8 million to $6.0 million as compared with $5.2 million for the six months ended June 27, 2015.  The increases were primarily due to higher commission expense on the improved sales volume, higher sales wages and related costs as the Company added sales personnel in key regions and annual merit increases.  As a percentage of net sales, selling expenses remained consistent at 3.3% for the three months ended June 25, 2016 and increased 0.1% for the six months ended June 25, 2016 as compared with the same periods in 2015.

General and administrative expenses for the three months ended June 25, 2016 increased $0.4 million to $6.9 million as compared with $6.5 million for the three months ended June 27, 2015.  For the six months ended June 25, 2016, general and administrative expenses increased by $0.9 million to $13.4 million, as compared with $12.5 million for the six months ended June 27, 2015.  The increases were mainly the result of profit-based incentive compensation plans, higher salary costs related to select headcount additions and annual merit increases, partially offset by lower group health insurance claims.  As a percentage of net sales, general and administrative expenses decreased 0.5% for the three months and 0.3% for the six months ended June 25, 2016, as compared with the same periods in 2015.

Other income

Other income was $21,000 and $57,000 for the three and six months ended June 25, 2016, respectively, compared with $0.2 million and $0.3 million for three and six months ended June 27, 2015, respectively.  Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.

Interest (income) expense

Interest (income) expense includes interest on bank debt, and chassis interest on bailment pool chassis reduced by interest support received from a chassis manufacturer.  Interest income was $37,000 for the three months ended June 25, 2016 as compared with interest expense of $28,000 for the three months ended June 27, 2015.  During the quarter ended June 25, 2016, the Company received interest support from chassis manufacturers due to demand for pool chassis outpacing the current supply.  This more than offset chassis interest and the interest on bank debt.  For the six months ended June 25, 2016, interest expense was $0.1 million as compared with interest expense of $0.3 million for the six months ended June 27, 2015.

Income taxes

For the three months ended June 25, 2016, the Company recorded income tax expense of $4.2 million at an effective tax rate of 33.7% compared with $2.0 million at an effective tax rate of 31.9% for the three months ended June 27, 2015.  For the six months ended June 25, 2016, the Company recorded income tax expense of $6.1 million at an effective tax rate of 33.4% compared with $3.0 million at an effective tax rate of 32.0% for the six months ended June 27, 2015.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Net income

Net income for the three months ended June 25, 2016 was $8.3 million, or $0.48 per diluted share, compared with a net income of $4.3 million, or $0.26 per diluted share, for the three months ended June 27, 2015. Net income for the six months ended June 25, 2016 was $12.1 million, or $0.70 per diluted share, compared with net income of $6.3 million, or $0.37 per diluted share, for the comparable period last year.

Basic and diluted income per share

The following table presents basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Income per share:
Basic	$0.49	$0.26	$0.71	$0.38
Diluted	0.48	0.26	0.70	0.37

Shares used in the computation of income per share:
Basic	16,945,141	16,641,955	16,891,693	16,586,469
Diluted	17,222,811	16,992,259	17,185,031	16,912,433

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, fund capital expenditures, and meet debt service requirements.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash used in operating activities totaled $1.5 million for the six months ended June 25, 2016, as compared with net cash used in operating activities of $5.9 million for the six months ended June 27, 2015.

During the first six months of 2016, changes in operating assets and liabilities included a $14.4 million increase in accounts receivable due to increased sales volume. Inventories at June 25, 2016 increased $6.9 million compared to the end of 2015, primarily due to the timing of seasonal orders received from fleet truck customers. These uses of cash were partially offset by a $3.2 million increase in trade accounts payable due to the higher level of inventories.

During the first six months of 2015, changes in operating assets and liabilities included a $7.1 million increase in inventories due to an increase in sales order backlog for both retail and fleet truck customers. The increased sales volume also resulted in an $8.4 million increase in accounts receivable. Despite the increase in inventories, trade accounts payable decreased by $0.3 million as a result of the completion of the Company’s spring fleet orders and the acceleration of payments to vendors to take advantage of discount payment terms.

Investing activities

Cash used in investing activities was $1.4 million for the six months ended June 25, 2016, as compared with cash used in investing activities of $1.3 million for the six months ended June 27, 2015.

During the first six months of 2016, the Company’s capital expenditures were $1.3 million, primarily consisting of investments in replacement equipment. During the first six months of 2015, the Company’s capital expenditures were $2.7 million, consisting of property, plant and equipment purchases to enhance manufacturing efficiencies, including investments made to consolidate our Indiana operating facilities.

Financing activities

Cash used in financing activities for the six months ended June 25, 2016 was $6.7 million, as compared with $1.3 million of cash provided by financing activities for the six months ended June 27, 2015.

During the first six months of 2016, the Company used $6.2 million to pay cash dividends to its shareholders. The payments consisted of regular quarterly dividends of six and one-half cents ($0.065) per share, and a thirty cents ($0.30) per share dividend declared on November 10, 2015. The dividend declared on November 10, 2015 consisted of a special dividend of twenty seven cents ($0.27) per share, in addition to a regular quarterly dividend of three cents ($0.03) per share. Additionally, the Company used $0.3 million to make scheduled quarterly principal payments on its outstanding term loan.

During the six months of 2015, the Company used $1.3 million to pay cash dividends and $0.3 million to make scheduled quarterly principal payments on its outstanding term loan.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at June 25, 2016.  The Company was in compliance with all provisions of the Credit Agreement during the six months ended June 25, 2016.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan”, “will,” “could,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, restrictions on financing imposed by the Company’s lender(s), limitations on the availability of chassis on which the Company’s products are dependent, availability of raw materials, raw material cost increases, interest rate increases, a change in the number of vehicles subject to a recall, changes in the costs of implementing the recall, changes in the costs of implementing the recall, actions by NHTSA, including fines and / or penalties, or limitations on the availability of materials used to implement the recall. Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows, and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 25, 2016.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as a part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

March 27, 2016 to April 23, 2016	—	$—	N/A	N/A
April 24, 2016 to May 21, 2016	8,641	$12.43	N/A	N/A
May 22, 2016 to June 25, 2016	—	$—	N/A	N/A
Total	8,641

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

Exhibit 3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.
Exhibit 10.1	Amended and Restated Ownership Transaction Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2016, and incorporated herein by reference.
Exhibit 10.2	2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2016, filed on July 29, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: July 29, 2016		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: July 29, 2016		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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

Exhibit 3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.
Exhibit 10.1	Amended and Restated Ownership Transaction Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2016, and incorporated herein by reference.
Exhibit 10.2	2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016, and incorporated herein by reference.
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2016, filed on July 29, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.