Form 10-Q
period 2016-09-24
SUPREME INDUSTRIES INC
filed 2016-10-28
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at October 25, 2016
Class A	15,347,070
Class B	1,742,257

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 24,	December 26,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$23,030,435	$17,247,891
Investments	3,043,422	2,898,763
Accounts receivable, net	30,176,591	25,006,551
Inventories	27,477,939	24,992,743
Other current assets	5,810,167	4,787,586
Total current assets	89,538,554	74,933,534

Property, plant and equipment, net	46,230,761	46,186,364
Other assets	381,125	609,815
Total assets	$136,150,440	$121,729,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$666,668	$666,668
Trade accounts payable	8,248,370	7,950,620
Other accrued liabilities	12,994,031	14,718,523
Total current liabilities	21,909,069	23,335,811

Long-term debt	7,166,664	7,666,665
Deferred income taxes	2,524,364	2,097,041
Other long-term liabilities	43,636	41,767
Total liabilities	31,643,733	33,141,284

Stockholders’ equity	104,506,707	88,588,429
Total liabilities and stockholders’ equity	$136,150,440	$121,729,713

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015

Net sales	$74,790,098	$64,818,118	$237,111,672	$210,708,719
Cost of sales	57,553,194	52,175,728	182,301,806	171,153,245
Gross profit	17,236,904	12,642,390	54,809,866	39,555,474

Selling, general and administrative expenses	9,509,950	8,693,633	28,882,781	26,394,787
Other income	(206,976)	(110,133)	(264,392)	(408,648)
Operating income	7,933,930	4,058,890	26,191,477	13,569,335

Interest (income) expense	92,097	(72,004)	238,225	199,658
Income before income taxes	7,841,833	4,130,894	25,953,252	13,369,677

Income tax expense	2,844,510	1,334,000	8,900,404	4,293,000
Net income	4,997,323	2,796,894	17,052,848	9,076,677

Other comprehensive income (loss), net of tax	33,313	(72,481)	100,181	(102,881)
Comprehensive income	$5,030,636	$2,724,413	$17,153,029	$8,973,796

Income per share:
Basic	$0.29	$0.17	$1.01	$0.54
Diluted	0.29	0.16	0.99	0.53

Shares used in the computation of income per share:
Basic	16,998,110	16,764,923	16,933,093	16,663,607
Diluted	17,233,784	17,062,801	17,207,476	16,984,060

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 24,	September 26,
	2016	2015
Cash flows from operating activities:
Net income	$17,052,848	$9,076,677
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,582,551	2,698,741
Deferred income taxes	427,323	(29,138)
Stock-based compensation expense	708,097	572,173
Gain on sale of property, plant and equipment, net	(75,566)	(168,480)
Changes in operating assets and liabilities	(5,089,345)	(10,965,706)

Net cash provided by operating activities	15,605,908	1,184,267

Cash flows from investing activities:
Additions to property, plant and equipment	(2,430,228)	(3,500,431)
Proceeds from sale of property, plant and equipment	113,800	408,834
Proceeds from sale of investments	23,000	1,029,000
Purchases of investments	(67,302)	(92,330)

Net cash used in investing activities	(2,360,730)	(2,154,927)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	—	38,570,153
Repayments of revolving line of credit and other long-term debt	(500,001)	(39,070,151)
Payment of cash dividends	(6,764,282)	(1,829,027)
Treasury stock purchased	(269,177)	(157,308)
Proceeds from exercise of stock options	70,826	528,033

Net cash used in financing activities	(7,462,634)	(1,958,300)

Change in cash and cash equivalents	5,782,544	(2,928,960)

Cash and cash equivalents, beginning of period	17,247,891	11,636,988

Cash and cash equivalents, end of period	$23,030,435	$8,708,028

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and nine months ended September 24, 2016 and September 26, 2015 are for 13-week and 39-week periods, respectively.

NOTE 2 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following, net of applicable reserves:

	September 24,	December 26,
	2016	2015
Raw materials	$19,012,940	$17,596,283
Work-in-progress	3,193,979	3,146,984
Finished goods	5,271,020	4,249,476
	$27,477,939	$24,992,743

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of September 24, 2016 and December 26, 2015, because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of September 24, 2016 and December 26, 2015, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

NOTE 4 — LONG-TERM DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at September 24, 2016. Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 2.95% at September 24, 2016 and 2.79% at December 26, 2015.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, a limitation on annual capital expenditures, and a limitation on quarterly cash dividends. As of September 24, 2016 and December 26, 2015, the Company was in compliance with all financial covenants.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  As of September 24, 2016, and December 26, 2015, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. As of September 24, 2016 and December 26, 2015, the outstanding balance under the term loan facility was $7.8 million and $8.3 million, respectively.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers. As of September 24, 2016 and December 26, 2015, cash deposits with insurance carriers totaled $2.3 million.

NOTE 5 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the nine months ended September 24, 2016:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 26, 2015	169,260	$2.02
Exercised	(119,910)	$1.98
Outstanding, September 24, 2016	49,350	$2.12

At September 24, 2016, the aggregate intrinsic value of options exercisable and the intrinsic value of all options outstanding approximated $822,970 and had a weighted-average remaining contractual life of 1.02 years.

The following table summarizes the activity for the unvested restricted stock for the nine months ended September 24, 2016:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 26, 2015	116,428	$7.66
Granted	113,992	$8.00
Vested	(77,293)	$7.29
Forfeited	—	$—
Unvested, September 24, 2016	153,127	$8.10

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the nine months ended September 24, 2016 was $563,722.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted to outside directors during the first nine months of 2016 totaled 15,690 and the related stock-based compensation expense recognized during the nine months ended September 24, 2016 was $144,375.

Total unrecognized compensation expense related to all share-based awards outstanding at September 24, 2016, was approximately $1,239,770 and is to be recorded over a weighted-average contractual life of 2.0 years. On May 25, 2016, the Company held its annual meeting of stockholders at which the Company’s stockholders approved the 2016 Long-Term Incentive Plan (the “Plan”) which had previously been approved by the Board of Directors and recommended to the stockholders. The Plan is effective until May 25, 2026; provided, however, any awards issued prior to the Plan’s termination will remain outstanding in accordance with their terms. The Plan authorizes the issuance of 1,000,000 shares of the Company’s Class A Common Stock with certain officers being limited to receiving grants of 100,000 shares in any one year. Employees, contractors and non-employee directors of the Company and its subsidiaries are eligible to receive awards under the Plan. The following types of awards may be granted under the Plan:  (1) stock options (incentive and non-qualified); (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) dividend equivalent rights; (5) performance awards based on achieving specified performance goals; and (6) other awards. On September 24, 2016, awards issued under prior plans totaled 257,598 and shares reserved for the granting of future share-based awards totaled 1,254,382, compared to 627,540 shares at December 26, 2015.

NOTE 6 — INCOME TAXES

For the three months ended September 24, 2016, the Company recorded income tax expense of $2.8 million at an effective tax rate of 36.3% compared with $1.3 million at an effective tax rate of 32.3% for the three months ended September 26, 2015.  For the nine months ended September 24, 2016, the Company recorded income tax expense of $8.9 million at an effective tax rate of 34.3% compared with $4.3 million at an effective tax rate of 32.1% for the nine months ended September 26, 2015.  The increase in the effective tax rates is due to a change in state apportioned income at different tax rates, valuation allowance for certain state net operating losses and an additional reserve for uncertain tax positions.  Additionally, the rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

NOTE 7 — COMMON STOCK

The Company paid the following cash dividends on its outstanding Class A and Class B Common Stock during the nine months ended September 24, 2016:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share
November 10, 2015	December 11, 2015	January 4, 2016	$0.300
March 2, 2016	March 16, 2016	March 23, 2016	$0.030
May 25, 2016	June 9, 2016	June 16, 2016	$0.035
August 10, 2016	August 24, 2016	August 31, 2016	$0.035

NOTE 8 — SALE OF TROLLEY BUSINESS

On May 11, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets of the Company’s trolley business. Trolley products represented less than 1% of the Company’s consolidated net sales for the first nine months of 2016 and approximately 3% for the first nine months of 2015.  Additionally, the after-tax impact on consolidated operations for both periods was immaterial.  The divestiture allows the Company to utilize existing resources to advance its work-truck channel strategy.  Pursuant to the terms of the Agreement, the Company will sell the assets of the trolley business including: machinery and equipment, inventory, trademarks, engineering drawings, bills of materials, production data, and quality control records and procedures relating exclusively to the business.  In addition, the purchaser will assume certain warranty obligations.  The first stage of the transaction closed on June 30, 2016 and the final stage of the transaction is scheduled to close by the end of the year.  The Company received proceeds of $0.1 million and recognized a gain of $0.1 million at the first stage closing on June 30, 2016. The Company anticipates no material gain or loss will be recognized on the final stage of the sale.  The trolley business does not meet the criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-8 (Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity) and will not be reported as discontinued operations.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Subsequent to the period ending September 24, 2016, the Company completed the consolidation of its Rhode Island service center into its Pennsylvania manufacturing facility. The excess property in Rhode Island is being marketed for sale, classified as property, plant and equipment and is expected to sell within the next 12 months. Additionally, subsequent to the period ending September 24, 2016, the Company completed the consolidation of its Indiana campus and idled certain facilities. These properties are being marketed for sale or lease and are classified as property, plant and equipment. As of September 24, 2016 the total net book value for Rhode Island and Indiana properties was approximately $6.3 million.

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

On May 6, 2016, the Company submitted a Defect Information Report to the United States National Highway Traffic Safety Association (NHTSA) reporting a potential safety defect. Supreme has notified affected customers and directed them to take their vehicle to an approved service center for installation of an appropriate amperage in-line fuse and a warning decal at no charge to the customer. The Company has estimated its cost for the recall would be no more than $0.5 million which was accrued during the first half of 2016. The balance of the accrual, net of payments made to date, was $0.4 million at September 24, 2016.

NOTE 11 — RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 (as updated by ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12) is for annual periods, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for years beginning after December 15, 2016, to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effects of adopting this new accounting guidance and a transition method for this update has not been selected.

In January 2016, the FASB issued ASU 2016-01 to update the standard on financial instruments. The update includes revisions to an entity’s accounting related to the classification and measurement of investments in equity securities, including recognition of changes in fair value of investment in net income. It also amends certain disclosure requirements. The update is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. The requirements of this ASU and its impact on the Company are currently being evaluated.

In March 2016, the FASB issued ASU 2016-09 to update the standard on Compensation-Stock Compensation as part of improvement and simplification which involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The requirements of this ASU and its impact on the Company are currently being evaluated.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is a leading manufacturer of specialized commercial vehicles including truck bodies and specialty vehicles.  Established in 1974 and based in Goshen, Indiana, the Company has operations nationwide at seven manufacturing and component locations.  In order to serve major geographic markets, these operations are positioned at strategic locations across the continental United States.

Supreme’s extensive truck body product lines include dry-freight, service, refrigerated, and platform/stake bodies. Most of the Company’s products are attached to light-duty and medium-duty truck chassis.  Supreme integrates a wide range of options into its truck bodies including liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment.  Specialty vehicles are designed and customized to move money, dispatch a tactical force, or respond to an emergency to meet many proactive and security needs of its customers.

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

Overview

Consolidated net sales for the three months ended September 24, 2016 increased 15.4% to $74.8 million, compared with $64.8 million in the third quarter of 2015.  Higher net sales in the third quarter of 2016 were the result of increased truck sales, which more than offset a decline in sales of specialty vehicles and trolleys.  In the first nine months of 2016, consolidated net sales increased 12.5% to $237.1 million, compared with $210.7 million in the first nine months of 2015. The sales growth for the nine-month period was primarily the result of continued strong retail truck demand and higher fleet truck body demand.

The sales order backlog at the end of the third quarter of 2016 totaled $58.1 million, down 21.9% compared with $74.4 million at the end of last year’s third quarter. The lower backlog is due to two large intermittent orders and the timing of an annual fleet account order received during the third quarter of last year. The current backlog position, while a reduction from last year, is in line with our historical third quarter backlog average since 2011.

Gross profit in the third quarter of 2016 increased to $17.2 million, up from $12.6 million in 2015, as a result of the increased sales volume and favorable overhead absorption.  As a percentage of net sales, the third quarter of 2016 gross margin increased to 23.0% compared with 19.5% in the third quarter of 2015.  Gross profit in the first nine months of 2016 increased to $54.8 million, compared with $39.6 million in the same period of 2015, as a result of a favorable product mix, more efficient utilization of our manufacturing facilities, and reduced overhead expenses.  For the nine-month period of 2016, gross margin, as a percentage of net sales, increased to 23.1%, compared with 18.8% for the first nine months of 2015.  The gross margin improvement was partially reduced by increased reserves associated with a product recall.

On May 6, 2016, the Company submitted a Defect Information Report to the United States National Highway Traffic Safety Association (NHTSA) reporting a potential safety defect.  Supreme has notified affected customers and directed them to take their vehicle to an approved service center for installation of an appropriate amperage in-line fuse and a warning decal at no charge to the customer. The Company has estimated its cost for the recall would be no more than $0.5 million which was accrued during the first half of 2016. The balance of the accrual, net of payments to date, was $0.4 million at September 24, 2016.

Selling, general and administrative expenses increased by $0.8 million, or 9.4%, to $9.5 million for the three months ended September 24, 2016, compared with $8.7 million for the three months ended September 26, 2015.  For the nine months ended September 24, 2016, selling, general and administrative expenses increased by $2.5 million, or 9.4%, to $28.9 million, compared with $26.4 million for the nine months ended September 26, 2015.  The increases for the 2016 periods were primarily due to higher commission expense on the improved sales volume, higher sales wages as the Company added sales personnel in key regions, profit-based incentive compensation plans and annual merit increases.

The Company recorded income tax expense of $2.8 million, at an effective tax rate of 36.3%, for the three months ended September 24, 2016, compared with $1.3 million, at an effective tax rate of 32.3%, for the three months ended September 26, 2015.  For the nine months ended September 24, 2016, the Company recorded income tax expense of $8.9 million, at an effective tax rate of 34.3%, compared with $4.3 million, at an effective tax rate of 32.1%, for the nine months ended September 26, 2015.

Net income for the three months ended September 24, 2016 was $5.0 million, or $0.29 per diluted share, compared with a net income of $2.8 million, or $0.16 per diluted share, for the three months ended September 26, 2015.  Net income for the nine months ended September 24, 2016 was $17.1 million, or $0.99 per diluted share, compared with net income of $9.1 million, or $0.53 per diluted share, for the comparable period last year.

On May 11, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets of the Company’s trolley business. Trolley products represented less than 1% of the Company’s consolidated net sales for the first nine months of 2016 and approximately 3% for the first nine months of 2015.  The after-tax impact on consolidated operations for both periods was immaterial.  The first stage of the transaction closed on June 30, 2016 and the final stage of the transaction is scheduled to close by the end of the year.  The Company anticipates no material gain or loss will be recognized on the sale.  The trolley business does not meet the criteria of FASB Accounting Standards Update 2014-8 (Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity) and will not be reported as discontinued operations.

Working capital increased to $67.6 million at September 24, 2016, compared with $51.6 million at December 26, 2015.  The Company ended the first nine months of 2016 with $23.0 million in cash and cash equivalents and $7.8 million in debt.  Stockholders’ equity increased to $104.5 million at quarter end, compared with $88.6 million at December 26, 2015. Book value per share grew to $6.20 at September 24, 2016, versus $5.32 at the end of 2015.  Supreme invested $2.4 million in facilities and equipment during the first nine months of 2016, compared with $3.5 million in the first nine months of 2015.  Net cash provided by operating activities during the first nine months of 2016 totaled $15.6 million, compared with $1.2 million in last year’s first nine months.

Through nine months of 2016, the Company is making solid progress on our primary initiatives including:

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

We believe these initiatives will allow continued growth opportunities and help us leverage our existing capacity.  The delivery of high quality products, with best in class lead times, has allowed Supreme to grow at a faster rate than our industry resulting in several quarters of improved profitability.  Additionally, Supreme’s financial strength has allowed the Company to invest in growth initiatives while continuing to pay quarterly cash dividends to shareholders.

Net sales

Net sales for the three months ended September 24, 2016 increased $10.0 million, or 15.4%, to $74.8 million as compared with $64.8 million for the three months ended September 26, 2015.  Net sales for the nine months ended September 24, 2016 increased $26.4 million, or 12.5%, to $237.1 million as compared with $210.7 million for the nine months ended September 26, 2015.

Truck body sales increased in the third quarter of 2016 by $11.8 million, or 19.6%, when compared with the same period in 2015.  The sales growth for the quarter was primarily the result of a higher proportion of fleet truck body demand and continued strong retail truck body demand.  Specialty vehicle and trolley sales decreased in the third quarter of 2016 by $1.0 million, or 32.6%, and $1.0 million, or 80.6%, respectively, when compared with same period in 2015.  The reduction in trolley sales is the result of the impending completion of the sale of the product line in the last quarter of 2016.  The Company’s fiberglass facility supplies fiberglass reinforced plywood for use in the production of certain truck bodies and also sells product to third parties.  Sales to third parties increased $0.2 million, or 24.2%, for the third quarter of 2016 when compared with last year’s third quarter.  For the nine months ended September 24, 2016, truck body sales and specialty vehicle sales increased $27.8 million, or 13.9%, and $0.3 million, or 9.0%, respectively, which more than offset the decrease in trolley sales of $2.8 million, or 64.8%.  The net sales growth was the result of higher truck body sales to both retail and fleet customers.  Fiberglass reinforced plywood sales increased $1.0 million for the first nine months of 2016 when compared with same period last year.

Cost of sales and gross profit

For the three months ended September 24, 2016, gross profit was $17.2 million, or 23.0% of net sales, compared with $12.6 million, or 19.5% of net sales, in 2015. Gross profit for the nine months ended September 24, 2016 was $54.8 million, or 23.1% of net sales, compared with $39.6 million, or 18.8% of net sales, for the nine months ended September 26, 2015.

For the three months ended September 24, 2016, gross margins were favorably impacted by higher sales volume in the quarter, improved capacity utilization and a favorable product mix.  Lower overhead wages and warranty expense also favorably impacted the third quarter of 2016, however, the decrease was partially offset by elevated costs associated with group health insurance claims and higher repairs and maintenance costs.

For the nine months ended September 24, 2016, the gross margin improvement was the result of a favorable product mix which included a higher proportion of retail truck sales which typically yield a higher gross margin.  Direct labor costs improved slightly as a result of more efficient utilization of our manufacturing facilities aided by higher production levels.  Manufacturing overhead, as a percentage of net sales, declined due to better plant utilization and lower overhead wages.  The gross margin was negatively impacted by the costs and charges associated with a product recall.

Delivery expense, as a percentage of net sales, for the three and nine months ended September 24, 2016 decreased 0.5% and 0.2%, respectively, as compared with the same periods in 2015, due to changes in product mix and customer shipment requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.8 million, or 9.4%, to $9.5 million for the three months ended September 24, 2016, as compared with $8.7 million for the three months ended September 26, 2015.  Selling, general and administrative expenses increased by $2.5 million, or 9.4%, to $28.9 million for the nine months ended September 24, 2016, as compared with $26.4 million for the nine months ended September 26, 2015.

Selling expenses for the three months ended September 24, 2016 increased $0.2 million to $3.0 million as compared with $2.8 million for the three months ended September 26, 2015.  For the nine months ended September 24, 2016, selling expenses increased by $0.9 million to $9.0 million as compared with $8.1 million for the nine months ended September 26, 2015.  The increases were primarily due to higher commission expense on the improved sales volume, higher sales wages and related costs as the Company added sales personnel in key regions, annual merit increases and higher OEM marketing expenses.  As a percentage of net sales, selling expenses decreased 0.3% for the three months ended September 24, 2016 and remained consistent at 3.8% for the nine months ended September 24, 2016 as compared with the same periods in 2015.

General and administrative expenses for the three months ended September 24, 2016 increased $0.6 million to $6.5 million as compared with $5.9 million for the three months ended September 26, 2015.  For the nine months ended September 24, 2016, general and administrative expenses increased by $1.6 million to $19.9 million, as compared with $18.3 million for the nine months ended September 26, 2015.  The increases for both periods were mainly the result of profit-based incentive compensation plans, higher salary costs related to adding strategic new hires and annual merit increases.  For the nine month period ended September 24, 2016, the increase was partially offset by lower group health insurance claims.  As a percentage of net sales, general and administrative expenses decreased 0.3% for the three months and nine months ended September 24, 2016, as compared with the same periods in 2015.

Other income

Other income was $0.2 million and $0.3 million for the three and nine months ended September 24, 2016, respectively.  For three and nine months ended September 26, 2015, other income totaled $0.1 million and $0.4 million, respectively.  Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.

Interest (income) expense

Interest (income) expense includes interest on bank debt, and chassis interest on bailment pool chassis reduced by interest support received from a chassis manufacturer.  Interest expense was $0.1 million for the three months ended September 24, 2016 as compared with interest income of $0.1 million for the three months ended September 26, 2015.  During the quarter ended September 26, 2015, the Company received interest support from chassis manufacturers due to demand for pool chassis outpacing the current supply.  This more than offset chassis interest and the interest on bank debt.  Interest expense remained flat at $0.2 million for each of the nine-month periods ended September 24, 2016 and September 26, 2015.

Income taxes

For the three months ended September 24, 2016, the Company recorded income tax expense of $2.8 million at an effective tax rate of 36.3% compared with $1.3 million at an effective tax rate of 32.3% for the three months ended September 26, 2015.  For the nine months ended September 24, 2016, the Company recorded income tax expense of $8.9 million at an effective tax rate of 34.3% compared with $4.3 million at an effective tax rate of 32.1% for the nine months ended September 26, 2015.  The increase in the effective tax rates is due to a change in state apportioned income at different tax rates, valuation allowance for certain state net operating losses and an additional reserve for uncertain tax positions.  Additionally, the rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Net income

Net income for the three months ended September 24, 2016 was $5.0 million, or $0.29 per diluted share, compared with a net income of $2.8 million, or $0.16 per diluted share, for the three months ended September 26, 2015.  Net income for the nine months ended September 24, 2016 was $17.1 million, or $0.99 per diluted share, compared with net income of $9.1 million, or $0.53 per diluted share, for the comparable period last year.

Basic and diluted income per share

The following table presents basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Income per share:
Basic	$0.29	$0.17	$1.01	$0.54
Diluted	0.29	0.16	0.99	0.53

Shares used in the computation of income per share:
Basic	16,998,110	16,764,923	16,933,093	16,663,607
Diluted	17,233,784	17,062,801	17,207,476	16,984,060

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its credit agreements. Principal uses of cash have been to support working capital needs, fund capital expenditures, and meet debt service requirements.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash provided by operating activities totaled $15.6 million for the nine months ended September 24, 2016, as compared with net cash provided by operating activities of $1.2 million for the nine months ended September 26, 2015.

During the first nine months of 2016, changes in operating assets and liabilities included a $5.2 million increase in accounts receivable due to increased sales volume. Inventories at September 24, 2016 increased $2.5 million compared to the end of 2015, primarily due to the timing of seasonal orders received from fleet truck customers.

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

Investing activities

Cash used in investing activities was $2.4 million for the nine months ended September 24, 2016, as compared with cash used in investing activities of $2.2 million for the nine months ended September 26, 2015.

During the first nine months of 2016, the Company’s capital expenditures were $2.4 million, primarily consisting of investments in replacement equipment. During the first nine months of 2015, the Company’s capital expenditures were $3.5 million, consisting of property, plant and equipment purchases to enhance manufacturing efficiencies, which included investments made to consolidate our Indiana operating facilities. Additionally, proceeds from the sale of investments by the Company’s wholly-owned captive insurance subsidiary during the first nine months of 2015 totaled $1.0 million.

Financing activities

Cash used in financing activities for the nine months ended September 24, 2016 was $7.5 million, as compared with $2.0 million of cash used in financing activities for the nine months ended September 26, 2015.

During the first nine months of 2016, the Company used $6.8 million to pay cash dividends to its shareholders. The payments consisted of three regular quarterly dividends totaling ten cents ($0.10) per share, and a thirty cents ($0.30) per share dividend declared on November 10, 2015 and paid on January 4, 2016. The dividend declared on November 10, 2015 consisted of a special dividend of twenty seven cents ($0.27) per share, in addition to a regular quarterly dividend of three cents ($0.03) per share. Additionally, the Company used $0.5 million during the first nine months of 2016 to make scheduled quarterly principal payments on its outstanding term loan.

During the first nine months of 2015, the Company used $1.8 million to pay cash dividends to its shareholders and $0.5 million to make scheduled quarterly principal payments on its outstanding term loan, and received $0.5 million from the exercise of stock options.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at September 24, 2016. The Company was in compliance with all provisions of the Credit Agreement during the nine months ended September 24, 2016.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “will,” “could,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, restrictions on financing imposed by the Company’s lender(s), limitations on the availability of chassis on which the Company’s products are dependent, availability of raw materials, raw material cost increases, interest rate increases, a change in the number of vehicles subject to a recall, changes in the costs of implementing the recall, changes in the costs of implementing the recall, actions by NHTSA, including fines and / or penalties, or limitations on the availability of materials used to implement the recall. Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows, and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 24, 2016.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as a part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

June 26, 2016 to July 23, 2016	—	$—	N/A	N/A
July 24, 2016 to August 20, 2016	—	$—	N/A	N/A
August 21, 2016 to September 24, 2016	3,879	$18.71	N/A	N/A
Total	3,879

(1) Shares acquired by the Company in connection with the exercise of stock options.

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
Exhibit 10.1

Indemnification Agreement, dated September 14, 2016, by and between Supreme Industries, Inc. and Michael L. Klofas in the form set forth in Exhibit 10.1 to the Current Report on Form 8-K dated October 6, 2008, and incorporated herein by reference.

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2016, filed on October 28, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: October 28, 2016		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: October 28, 2016		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

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
Exhibit 10.1

Indemnification Agreement, dated September 14, 2016, by and between Supreme Industries, Inc. and Michael L. Klofas in the form set forth in Exhibit 10.1 to the Current Report on Form 8-K dated October 6, 2008, and incorporated herein by reference.

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2016, filed on October 28, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements.

*Filed herewith.