Form 10-K
period 2016-12-31
SUPREME INDUSTRIES INC
filed 2017-03-03
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  ☐  No  ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the last closing sale price of $12.26 per share for the common stock on the NYSE MKT on such date, was approximately $162,029,129.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 21, 2017
Class A Common Stock ($.10 Par Value) Class B Common Stock ($.10 Par Value)	15,427,033 shares 1,656,467 shares

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders — Part III

i

PART I

ITEM 1.                                                BUSINESS.

History

Supreme Industries, Inc., a Delaware corporation (the “Company,” “Supreme” or “we”), is one of the nation’s leading manufacturers of specialized commercial vehicles including truck bodies and specialty vehicles.  The Company was originally incorporated in 1979.

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

Supreme offers a wide range of specialized commercial vehicles including truck bodies and specialty vehicles ranging in price from $4,000 to more than $100,000.  Supreme’s truck bodies are offered in aluminum, FiberPanel PW, FiberPanel HC, or SignaturePlate. Most of our products are attached to light-duty truck chassis and medium-duty truck chassis.  Supreme integrates a wide range of options into its truck bodies including liftgates, cargo-handling equipment, customized doors, special bumpers, ladder racks, and refrigeration equipment. Supreme is primarily a build-to-order operation with very limited production occurring in anticipation of pending orders.

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

Kold King®, Iner-City®, and Spartan are trade names used by Supreme in its marketing of truck bodies.  Kold King®, Iner-City®, FiberPanel® and SignaturePlate® are trademarks registered in the U.S. Patent and Trademark Office.

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

The Company manufactures component parts including fiberglass-reinforced plywood in Ligonier, Indiana, and has extensive metal bending capabilities at all of its locations.

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

Supreme’s dealer/distributor network consists of more than 1,000 commercial dealers and a limited number of truck equipment distributors. Management believes that this large network, coupled with Supreme’s geographically-dispersed manufacturing facilities, gives Supreme a marketing advantage over many of its competitors.  Supreme generally delivers its products within 4 to 8 weeks after the receipt of orders.

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

Working Capital

The Company had working capital of $58.2 million and $51.9 million at December 31, 2016, and December 26, 2015, respectively.  The Company believes that its days sales outstanding, its days inventories on hand and its days payable outstanding are within normal industry levels.

Major Customers

During the year-ended December 31, 2016, one large national fleet leasing customer accounted for approximately 31% of the Company’s consolidated net sales. During the year-ended December 26, 2015, two large national fleet leasing customers accounted for approximately 24% and 11% of the Company’s consolidated net sales. During the year-ended December 27, 2014, one large national fleet leasing customer accounted for approximately 16% of the Company’s consolidated net sales. The Company’s export sales are minimal.

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

Employees

As of December 31, 2016 and December 26, 2015, the Company employed approximately 1,450 and 1,400 employees, respectively, none of whom are represented by a collective bargaining unit. The Company considers its relations with its employees to be favorable.

Backlog

The Company’s backlog of firm orders was $83.4 million at December 31, 2016 compared to $98.1 million at December 26, 2015.

ITEM 1A.                                       RISK FACTORS

Any investment in our Class A Common Stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below and the other information included in this Form 10-K before purchasing our Class A Common Stock.  Although the risks described below are the risks that we believe are material, they are not the only risks relating to our business and our Class A Common Stock.  Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition, or results of operations.  If any of the events described below occur, our business and financial results could be materially and adversely affected.  The market price of our Class A Common Stock could decline due to any of these risks, perhaps significantly, and you could lose part or all of your investment.

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

With the exception of some specialty vehicle products, the Company generally does not purchase vehicle chassis for its inventory.  The Company accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies on such chassis. Historically, General Motors Corp. (“GM”) and Ford Motor Company (“Ford”) have been the primary suppliers of chassis.  In the event of a disruption in supply from one major supplier, the Company would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a significant adverse effect on the Company’s business operations.

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

Demand for our products can be adversely impacted by negative economic trends.

Instability in the U.S. economy, negative conditions in the U.S. credit markets, volatility in the industries that our products serve, or adverse changes in the financial condition of our customers could lead to reduced, cancelled, or delayed orders for our products.  Our fleet customers traditionally order our products on an annual basis, but the size of fleet orders may be negatively impacted by the negative economic factors listed above or the size of a fleet customer’s previous order.  Additionally, negative economic trends may cause our retail customers to choose not to order, cancel orders, or delay ordering, our products.  Such occurrences could adversely affect our cash flows and results of operations.

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

Our Class A Common Stock has experienced, and may continue to experience, price volatility and low trading volumes.  Overall market conditions, and other risk factors described herein, may cause the market price of our Class A Common Stock to fall.  Our high and low sales prices for the twelve month period ended December 31, 2016 were $19.83 and $5.40, respectively.  Our Class A Common Stock is listed on the NYSE MKT exchange under the symbol “STS.”  However, daily trading volumes for our Class A Common Stock are, and may continue to be, relatively small compared to many other publicly-traded securities.  For example, during the twelve month period ended December 31, 2016, our daily trading volume has been as low as 1,000 shares.  It may be difficult for you to buy or sell shares in the public market at any given time at prevailing prices, and the price of our Class A Common Stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock.  They may vote their shares in ways with which you disagree.

As of February 21, 2017, our officers and directors as a group beneficially owned 19.3% of our Class A Common Stock and 95.8% of our Class B Common Stock.  As a result, they will continue to be able to exercise significant influence, and in most cases, control, over matters requiring stockholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business.

Our split classes of stock may make it more difficult or expensive for a third party to acquire the Company which may adversely affect our stock price.

Our outstanding common stock is split into two classes.  The Class A Common Stock is listed on the NYSE MKT exchange, and the holders thereof are entitled to elect three members of the Company’s Board of Directors. The majority (95.8%) of the Class B Common Stock is owned or controlled by the Company’s officers and directors and is entitled to elect the remaining seven members of the Company’s Board of Directors.  The continuing ability of the holders of our Class B Common Stock to elect a majority of the members of the Company’s Board of Directors will make it difficult for another company to acquire us and for Class A stockholders to receive any related take-over premium (unless the controlling group approves the sale).

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

We currently own facilities which have been idle for a period of time and are currently being marketed for sale (see Item 2. “Properties”).  Although management has exercised its best judgment to reflect accurate current market values of these properties in the Company’s financial statements, there cannot be any assurance that these properties can be sold for these values anytime in the near future.

(See other risk factors listed in Item 7 under the caption: “Forward-Looking Statements”).

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                                                PROPERTIES.

Set forth below is a brief summary of the properties which are owned or leased by the Company.

	Square	Owned or
	Footage	Leased	Operating Segment
Manufacturing of Products
Goshen, Indiana	540,820	Owned	Specialized Vehicles
Jonestown, Pennsylvania	423,957	Owned	Specialized Vehicles
Griffin, Georgia	190,722	Owned	Specialized Vehicles
Cleburne, Texas	180,785	Owned	Specialized Vehicles
Moreno Valley, California	103,200	Owned	Specialized Vehicles
Moreno Valley, California	13,758	Leased	Specialized Vehicles
	1,453,242

Manufacturing of Component Parts
Ligonier, Indiana	52,142	Owned	Fiberglass Products
	52,142

Properties for Sale
Wilson, North Carolina	113,694	Owned	Not Applicable
Harrisville, Rhode Island	20,000	Owned	Not Applicable
Goshen, Indiana (land only)	—	Owned	Not Applicable
	133,694

Corporate Office Building
Goshen, Indiana	26,000	Owned	Not Applicable
	26,000

Total square footage	1,665,078

In addition, the Company leases approximately 16 acres of land at its Pennsylvania and California locations. The land is used for chassis storage and is leased from unrelated parties.

In an effort to manage its capacity utilization and control its assets, the Company had previously ceased operations at a number of facilities. The North Carolina property and certain Indiana facilities are being marketed for sale or lease and were classified as property, plant, and equipment as of December 31, 2016. The Indiana land and the Rhode Island property were classified as assets held for sale as of December 31, 2016 and are being marketed for sale. The facilities owned or leased by the Company are well maintained, in good condition, and adequate for their intended purposes.

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

On January 3, 2017, an amended complaint was filed against the Company’s subsidiary, Supreme Corporation, in a suit (SVI, Inc. v. Supreme Corporation, Hometown Trolley (a/k/a Double K, Inc.) and Dustin Pence) in the United States District Court, District of Nevada.  The amended complaint [followed the original complaint filed on May 16, 2016], from Supreme Corporation’s former trolley distributor, alleges that Supreme Corporation’s sale of its trolley assets to another manufacturer was improper.  Claims alleged against Supreme Corporation are as follows: (i) misappropriation of trade secrets; (ii) civil conspiracy/collusion; (iii) tortious interference with contractual relationships; (iv) tortious interference with prospective economic advantage; (v) unjust enrichment; (vi) breach of contract; (vii) breach of the covenant of good faith and fair dealing; (viii) breach of fiduciary duties; (ix) promissory estoppel; (x) declaratory relief establishing a joint venture or partnership; and (xi) cancellation of a trademark registration.  The plaintiff alleges that the net present value of the amount lost by the plaintiff is approximately $40,000,000.  Supreme Corporation has filed a motion to dismiss which is pending.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter.

On November 4, 2016, a putative class action lawsuit was filed against the Company, Mark Weber (the Company’s Chief Executive Officer) and Matthew W. Long (the Company’s Chief Financial Officer) in the United States District Court for the Central District of California alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by making material, misleading statements in July 2016 regarding projected backlog.  The plaintiff seeks to recover unspecified damages.  On February 14, 2017, the court transferred the venue of the case to the Northern District of Indiana upon the joint stipulation of the plaintiff and the defendants.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A Common Stock is traded on the NYSE MKT exchange (ticker symbol STS).  The number of record holders of the Class A Common Stock as of February 21, 2017 was approximately 182.  Due to the number of shares held in nominee or street name, it is likely that there are substantially more than 182 beneficial owners of the Company’s Class A Common Stock.

The Company’s Class A Common Stock closed at a price of $18.48 per share on the NYSE MKT exchange on February 21, 2017 on which date there were 15,427,033 shares of Class A Common Stock outstanding.  High and low sales prices of the Class A Common Stock for the two-year periods ended December 31, 2016 and December 26, 2015 were:

	2016		2015
	High	Low	High	Low
1st Quarter	$8.83	$5.40	$8.75	$6.96
2nd Quarter	14.49	13.94	8.85	7.30
3rd Quarter	19.83	18.65	8.89	7.73
4th Quarter	19.34	11.03	8.41	6.76

All of the 1,656,467 outstanding shares of the Company’s Class B Common Stock were held by a total of 9 persons as of February 21, 2017.  There is no established trading market for the Class B Common Stock.  The Class B Common Stock is freely convertible on a one-for-one basis into an equal number of shares of Class A Common Stock, and ownership of the Class B Common Stock is deemed to be beneficial ownership of the Class A Common Stock under Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934.

Pursuant to the terms of the Class B Common Stock, 54,371 shares of Class B Common Stock were converted into 54,371 shares of Class A Common Stock during 2016.  The shares of Class A Common Stock were issued pursuant to Rule 3(a)(9) of the Securities Act of 1933, as amended.

The Board of Directors approved the following cash dividends on the Company’s outstanding Class A and Class B Common Stock during the years ended December 31, 2016, and December 26, 2015:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share
March 3, 2015	March 17, 2015	March 24, 2015	$0.025
May 6, 2015	May 27, 2015	June 3, 2015	$0.030
August 5, 2015	August 24, 2015	August 31, 2015	$0.030
November 10, 2015	December 11, 2015	January 4, 2016	$0.300
March 2, 2016	March 16, 2016	March 23, 2016	$0.030
May 25, 2016	June 9, 2016	June 16, 2016	$0.035
August 10, 2016	August 24, 2016	August 31, 2016	$0.035
November 9, 2016	December 12, 2016	January 3, 2017	$0.300

Future dividend payments will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant and equipment expenditures, and other corporate purposes.

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total return of the S&P 500 Index and the Dow Jones Transportation Average.  This graph assumes an initial investment of $100 (with reinvestment of all dividends) to have been made in our Class A Common Stock and the indexes on December 31, 2011 and their relative performance is tracked through December 31, 2016.

($)	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016

Supreme Industries, Inc.	100	136	244	294	290	658
S&P 500	100	113	147	164	162	178
Dow Jones Transportation Average	100	106	147	182	150	180

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

All per share data has been adjusted to reflect the five percent (5%) common stock dividend declared and paid during 2013.

Consolidated Statement of Continuing Operations Data:	For Fiscal Years Ended
(in millions, except per share amounts)	2016	2015	2014	2013	2012
Net sales	$299.0	$278.4	$236.3	$246.8	$239.1

Income from continuing operations	19.0	12.9	8.5	11.2	12.4

Income from continuing operations per share:
Basic earnings per share	1.12	0.77	0.52	0.69	0.78
Diluted earnings per share	1.11	0.76	0.50	0.68	0.77

Cash dividends paid per common share	.40	.11	.025	—	—

Consolidated Balance Sheet Data:
(in millions)

Working capital (a)	$58.2	$51.9	$43.6	$36.0	$36.6

Total assets	134.0	121.1	108.9	110.5	102.5

Total debt	7.5	8.3	9.0	9.7	14.1

Stockholders’ equity	101.7	88.6	81.0	74.1	67.2

(a)         During the fourth quarter of 2016, the Company reclassified its previously long-term debt to current ($7.5 million at December 31, 2016) as the Credit Agreement is for a period of five years ending on December 19, 2017.

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

Company Overview

Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is a leading manufacturer of specialized commercial vehicles including truck bodies and specialty vehicles.  Established in 1974 and based in Goshen, Indiana, the Company has operations nationwide at seven manufacturing and component locations.  In order to serve major geographic markets, these operations are positioned at strategic locations across the continental United States.  The Company’s significant brand recognition has a 40-plus-year heritage and offers a complete line of multi-purpose truck bodies.  Customers include national rental fleets, national and regional leasing companies, truck dealers and fleet operators.  With shipments of more than 20,000 truck bodies annually, the Company offers extensive pool chassis programs with leading light-duty original equipment manufacturers.

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

With a nationwide footprint with seven facilities, the Company’s flexible manufacturing systems support high volume fleets and low volume custom products.  Since 2012, the Company has invested more than $25 million in equipment and facilities including building additions, redesigned plant layouts, lean initiatives, and the application of computer-aided design software.

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

Results of Operations

Overview

Consolidated net sales for the year ended December 31, 2016 increased 7.4% to $299.0 million, compared with $278.4 million for the year ended December 26, 2015.  The sales growth was the result of continued strong demand in both retail and fleet truck body markets when compared with the prior year, which more than offset a decline in sales of specialty vehicles and trolleys.

The sales order backlog at the end of 2016 totaled $83.4 million, down 15.0% compared with $98.1 million at the end of 2015.  The decline in backlog was due to lower retail orders received during the fourth quarter of 2016 compared with the fourth quarter of 2015.  However, retail orders increased 11% sequentially from the third quarter of 2016.

For the year ended December 31, 2016, gross profit increased by $12.9 million, or 23.8%, to $67.1 million as compared with $54.2 million for the year ended December 26, 2015.  Gross margin, as a percentage of net sales improved to 22.4% for the year ended December 31, 2016, as compared with 19.5% for the year ended December 26, 2015.  The increase was the result of a favorable product mix including a higher proportion of retail truck sales which typically yield a higher gross margin.  Additionally, improved capacity utilization and the fixed nature of certain overhead costs that do not fluctuate with the change in the higher sales volume contributed to the gross margin percentage improvement.  The gross margin was negatively impacted by costs and charges associated with a product recall, higher repairs and maintenance due to plant reconfigurations and increased group health insurance costs.

On May 6, 2016, the Company submitted a Defect Information Report to the United States National Highway Traffic Safety Administration (NHTSA) reporting a potential safety defect.  Supreme has notified affected customers and directed them to take their vehicle to an approved service center for installation of an appropriate amperage in-line fuse and a warning decal at no charge to the customer. The Company has estimated its cost for the recall would be no more than $0.5 million which was accrued during the first half of 2016.  The balance of the accrual, net of payments and reserve adjustments, was $0.1 million at December 31, 2016.

During the fourth quarter of 2016, the Company consolidated its Rhode Island service center into the Pennsylvania manufacturing campus, which will allow the Company to improve support levels across the East Coast while reducing overhead costs.

Selling, general and administrative expenses increased by $3.2 million, or 9.2%, to $38.5 million for the year ended December 31, 2016 as compared with $35.3 million for the year ended December 26, 2015.  The increase was primarily due to higher commission expense on the increased sales volume, higher wages and related costs as the Company added key personnel, annual merit increases and profit-based incentive compensation plans.

The Company recorded income tax expense of $9.4 million at an effective tax rate of 33.1% for the year ended December 31, 2016, compared with $6.3 million at an effective tax rate of 32.9% for the year ended December 26, 2015.  The increase in the effective tax rate was due to a change in state apportioned income at different tax rates, additional reserves for uncertain tax positions and a valuation allowance for certain tax credit carryforwards and state net operating losses.  Additionally, the rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the domestic manufacturer deduction.

Net income for the year ended December 31, 2016 was $19.0 million, or $1.11 per diluted share, compared with net income of $12.9 million, or $0.76 per diluted share, for the comparable period last year.

On May 11, 2016, the Company entered into an Asset Purchase Agreement for the sale of certain assets of the Company’s trolley business. Trolley products represented less than 2% of the Company’s consolidated net sales in 2016 and 2015.  The after-tax impact on consolidated operations for both periods was immaterial.  The first stage of the transaction closed on June 30, 2016 and the final stage of the transaction is scheduled to close in the first half of 2017.  The Company anticipates no material gain or loss will be recognized on the sale.  The sale of the trolley business does not meet the criteria of the Financial Accounting Standards Board (“FASB”) ASU 2014-8 (Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity) and will not be reported as discontinued operations.

Working capital increased to $58.2 million at December 31, 2016, compared with $51.9 million at December 26, 2015.  The Company ended the year with $35.2 million in cash and cash equivalents and $7.2 million in total debt (net of bank amortization fees of $0.3 million).  Stockholders’ equity increased to $101.7 million at year end, compared with $88.6 million at December 26, 2015. Supreme invested $3.7 million in facilities and equipment during 2016, compared with $3.9 million in 2015.  Net cash provided by operating activities during the year ended December 31, 2016 totaled $29.3 million, compared with $9.8 million in 2015.

As we closed 2016, the Company’s strong performance was primarily the result of focusing resources on several key initiatives including:

•                  Supplementing our sales team to maximize regional and national account coverage;

•                  Deployment of lean manufacturing techniques to reduce waste and cycle times;

•                  Reconfiguration and consolidation of the Indiana manufacturing campus:

•                  Consolidation of the Rhode Island service center into our Pennsylvania manufacturing plant to improve efficiencies and;

•                  Divestiture of the trolley product line to focus resources on advancing our work truck strategy.

These initiatives are expected to allow continued growth and help us leverage our existing capacity.  Additionally, Supreme’s strong financial position has allowed the Company to invest in growth initiatives while continuing to pay quarterly cash dividends to shareholders.  The Board of Directors declared a special cash dividend of $0.265 (26 ½ cents) per common share during the fourth quarter as a means of returning a portion of excess cash flow to shareholders. This was in addition to an increase in the regular quarterly cash dividend of $0.035 (3 ½ cents) per common share announced earlier in the year, and reflects the Board’s assessment of our current financial condition, cash flow and business outlook. Future dividend payments will necessarily be subject to business conditions, the Company’s financial position, and requirements for working capital, property, plant and equipment expenditures, and other corporate purposes.

Comparison of 2016 with 2015

Net sales

Net sales for the year ended December 31, 2016 increased $20.5 million, or 7.4%, to $299.0 million as compared with $278.4 million for the year ended December 26, 2015.

Truck sales increased $23.4 million, or 8.9%, in 2016 due to higher truck sales of both retail and fleet customers.   The delivery of high-quality products has allowed the Company to grow at a faster rate than our core industry resulting in top-line growth and improved profitability.    Trolley sales decreased $1.2 million, or 22.0%, for the year ended December 31, 2016 when compared with the year ended December 26, 2015.  With the divestiture of the trolley product line, the Company will utilize its existing resources to focus on our work truck strategy.  Specialty vehicle sales for 2016 decreased $2.1 million, or 29.4%, compared with 2015.  Using existing products and capabilities as a foundation and an improved lower cost structure, we continue to look for opportunities to expand product offerings and our customer base for our specialty vehicle product lines.  Our fiberglass facility supplies fiberglass-reinforced plywood to Supreme for use in the production of certain truck bodies and also sells to third parties.  The fiberglass product sales to third parties increased $0.5 million, or 14.0%, for the year ended December 31, 2016 compared with 2015.

Cost of sales and gross profit

Gross profit increased by $12.9 million, or 23.8%, to $67.1 million for the year ended December 31, 2016 as compared with $54.2 million for the year ended December 26, 2015.  Gross margin, as a percentage of net sales improved to 22.4%, for the year ended December 31, 2016 as compared with 19.5% for the year ended December 26, 2015.

Material cost as a percentage of net sales improved by 2.5% for the year ended December 31, 2016 as compared with 2015.  The improvement was the result of a favorable product mix as we experienced a higher proportion of retail truck sales which typically yield a higher gross margin.  Direct labor as a percentage of net sales remained consistent for the year ended December 31, 2016 as compared with 2015.  Manufacturing overhead as a percentage of net sales decreased by 0.4% for the year ended December 31, 2016 as compared with 2015 due to improved capacity utilization and the fixed nature of certain overhead costs that do not fluctuate with the higher sales volume for 2016.  The gross margin improvement was negatively impacted by costs and charges associated with a product recall, higher repairs and maintenance due to plant rearrangements and increased group health insurance costs.  Increased market demand for certain commodities can result in fluctuating costs of raw materials and other items we utilize in our production processes and, accordingly, the Company closely monitors major commodities to identify any raw material cost movements and attempts to pass them on to customers through price increases.

Delivery expense as a percentage of net sales decreased to 1.7% for the year ended December 31, 2016 as compared with 1.8% at December 26, 2015.  The slight decrease was due to changes in both product mix and customer shipment requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.2 million, or 9.2%, to $38.5 million for the year ended December 31, 2016 as compared with $35.3 million for the year ended December 26, 2015.

Selling expenses for the year ended December 31, 2016 increased $1.3 million to $12.1 million as compared with $10.8 million for the year ended December 26, 2015.  As a percentage of net sales, selling expenses increased 0.2% for the year ended December 31, 2016 as compared with 2015.  The dollar increase was primarily due to higher commission expense on the higher sales volume, higher sales wages and related costs as the Company added sales personnel in key regions, annual merit increases and higher original equipment manufacturing (OEM) marketing expenses.

General and administrative expenses for the year ended December 31, 2016 increased $1.9 million to $26.4 million as compared with $24.5 million for the year ended December 26, 2015.  As a percentage of net sales, general and administrative expenses remained consistent at 8.8% of the net sales for the years ended December 31, 2016 and December 26, 2015.  The dollar increase was mainly the result of profit-based incentive compensation plans, higher salary costs related to adding strategic new hires and annual merit increases.

Other income

For the year ended December 31, 2016, other income was $0.3 million, or 0.1% of net sales, as compared with other income of $0.4 million, or 0.1% of net sales, for the year ended December 26, 2015. Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense was $0.5 million for the year ended December 31, 2016 as compared with $0.1 million for the year ended December 26, 2015. Interest expense includes bank debt and chassis interest on bailment pool chassis offset by interest support received from the chassis manufacturers.  Interest expense for the year ended 2016 increased due to higher chassis interest expense as the Company carried elevated levels of bailment pool chassis to meet customer demand.  During the year ended December 26, 2015, the Company received interest income from chassis manufacturers which more than offset chassis interest due to demand for pool chassis outpacing the supply.  The interest income partially offset the combination of chassis interest expense and interest on bank debt.  The effective interest rate on bank borrowings was 3.05% at 2016 year-end, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the year ended December 31, 2016, the Company recorded income tax expense of $9.4 million at an effective tax rate of 33.1% compared with $6.3 million at an effective tax rate of 32.9% for the year ended December 26, 2015.  The increase in the effective tax rate was due to a change in state apportioned income at different tax rates, additional reserves for uncertain tax positions and a valuation allowance for certain tax credit carryforwards and state net operating losses.  Additionally, the rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Net Income

Reported net income for the year ended December 31, 2016 was $19.0 million, or $1.11 per diluted share, compared with net income of $12.9 million, or $0.76 per diluted share in 2015.

Basic and diluted income (loss) per share

The following table presents basic and diluted income per share and the changes from period to period:

	2016	2015	Change
Earnings per share:
Basic	$1.12	$0.77	$0.35
Diluted	$1.11	$0.76	$0.35

Comparison of 2015 with 2014

Net sales

Net sales for the year ended December 26, 2015 increased $42.1 million, or 17.8%, to $278.4 million as compared with $236.3 million for the year ended December 27, 2014.

Truck sales increased $49.6 million, or 23.4%, for the 2015 year due to higher truck sales of both retail and fleet customers.  Trolley sales decreased $2.7 million, or 32.7%, for the year ended December 26, 2015 when compared with the year ended December 27, 2014.  Specialty vehicle sales for 2015 decreased $6.5 million, or 47.1%, compared with 2014 due to overall lower order volume and the completion of a large US Department of State contract in 2014.  Our fiberglass facility supplies fiberglass-reinforced plywood to Supreme for use in the production of certain truck bodies and also sells to third parties.  The fiberglass product sales to third parties increased $1.7 million, or 81.6%, for the year ended December 26, 2015 compared with 2014.

Cost of sales and gross profit

Gross profit increased by $10.4 million, or 23.7%, to $54.2 million for the year ended December 26, 2015 as compared with $43.8 million for the year ended December 27, 2014.  Gross margin as a percentage of net sales improved by 90 basis points to 19.5%, for the year ended December 26, 2015 as compared with 18.6% for the year ended December 27, 2014.

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

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash from operating activities totaled $29.3 million for the year ended December 31, 2016 as compared with $9.8 million for the year ended December 26, 2015. Net income was $19.0 million in 2016 compared with $12.9 million in 2015. Changes in operating assets and liabilities were impacted by a $4.9 million decrease in accounts receivable due to lower sales in the fourth quarter of 2016 as compared with the same period in 2015. Inventories decreased $0.7 million due to a lower year-over-year sales order backlog. These increases in cash from operating activities were partially offset by a $1.1 million decrease in trade accounts payable due to the lower inventories.

Net cash from operating activities totaled $9.8 million for the year ended December 26, 2015 as compared with $9.5 million for the year ended December 27, 2014. Net income was $12.9 million in 2015 compared with $6.9 million in 2014. Changes in operating assets and liabilities were impacted by a $7.1 million increase in accounts receivable due to increased sales, and a $2.3 million increase in inventories caused by the year-over-year increase in sales order backlog. Despite the increase in inventories, trade accounts payable decreased by $1.0 million as a result of the acceleration of vendor payments to take advantage of discount payment terms. These uses of cash flow were partially offset by a $1.0 million return of cash deposits from the Company’s former workers compensation insurance carrier as a result of lower collateral requirements associated with having fewer and lower open claims.

Investing activities

Cash used by investing activities was $3.7 million for the year ended December 31, 2016 as compared with $2.1 million for the year ended December 26, 2015. During 2016, the Company’s capital expenditures totaled $3.7 million which predominantly related to property and plant improvements.

Cash used by investing activities was $2.1 million for the year ended December 26, 2015 as compared with $1.1 million for the year ended December 27, 2014. During 2015, the Company’s capital expenditures totaled $3.9 million and included facilities and equipment to enhance manufacturing efficiencies. Investing activities in 2015 provided cash of $1.0 million resulting from the routine sale of investments by the Company’s captive insurance subsidiary. Additionally, the Company received $0.9 million from the sale of two smaller facilities including a facility in Missouri, which was being leased to an unrelated party, and an idle facility in Indiana.

Financing activities

Financing activities used $7.7 million of cash for the year ended December 31, 2016 as compared with cash used of $2.0 million for the year ended December 26, 2015. During 2016, the Company used $6.8 million to pay cash dividends to its shareholders, and used $0.8 million to make scheduled quarterly principal payments on its outstanding term loan.

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

Capital Resources

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at December 31, 2016. Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 3.05% at December 31, 2016. Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures.  As of December 31, 2016 and December 26, 2015, the Company was in compliance with all three financial covenants. On August 27, 2014, the Company entered into an amendment of the Credit Agreement. The amendment changed the cash dividend limit from a percentage of consolidated net income for the immediately preceding fiscal quarter to a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding. On November 19, 2015, the Company entered into an amendment of the Credit Agreement. The amendment permitted the Company to issue a special dividend of up to $6.5 million on or about January 4, 2016 and changed the cash dividend limit from a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding to an amount paid in any fiscal quarter not to exceed an amount equal to 50% of the consolidated net income for the immediately preceding fiscal quarter. On November 16, 2016, the Company entered into an amendment of the Credit Agreement. The amendment permitted the Company to issue a special dividend of up to $6.5 million on or about January 2, 2017.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion. As of December 31, 2016, and December 26, 2015, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. As of December 31, 2016, the outstanding balance under the term loan facility was $7.5 million.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers. As of December 31, 2016 and December 26, 2015, cash deposits with insurance carriers totaled $1.9 million and $2.3 million, respectively, and are included in other current assets on the consolidated balance sheets.

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

Contractual Obligations

The Company’s fixed, noncancelable obligations as of December 31, 2016 were as follows:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Debt (a)	$7,500,000	$7,500,000	$—	$—	$—
Interest payments on debt (b)	283,888	283,888	—	—	—
Operating leases (c)	221,472	111,364	64,826	45,282	—
Total	$8,005,360	$7,895,252	$64,826	$45,282	$—

(a)         Amounts are included on the Consolidated Balance Sheets.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding debt and related matters.

(b)         Scheduled interest payments reflect expense related to debt obligations and are calculated based on interest rates in effect at December 31, 2016: fixed rate obligations under an interest rate swap — 3.10%, and LIBOR based obligations — 2.96%.

(c)          See Note 10 of the Notes to Consolidated Financial Statements for additional information regarding property leases.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements.  In management’s opinion, the Company’s critical accounting policies include revenue recognition, inventory reserves, fair value of assets held for sale, accrued insurance, accrued warranty and unrecognized tax positions.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, other than historical facts, which reflect the view of management with respect to future events.  When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “will,” “could,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements.  Such forward-looking statements are based on assumptions made by, and information currently available to, management.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, restrictions on financing imposed by the Company’s lender(s), limitations on the availability of chassis on which the Company’s products are dependent, availability of raw materials, raw material cost increases, interest rate increases, a change in the number of vehicles subject to product recalls, changes in the costs of implementing the recalls, actions by NHTSA, including fines and / or penalties, or limitations on the availability of materials used to implement the recall. Furthermore, the Company can provide no assurance that such raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products.  The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties, and assumptions relating to the operations, results of operations, cash flows, and financial position of the Company.  The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, the Company is exposed to fluctuations in interest rates that can impact the cost of investing, financing, and operating activities.  The Company’s primary risk exposure results from changes in short-term interest rates.  In an effort to manage risk exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions.  The Company’s Credit Agreement is floating rate debt and bears interest at the bank’s prime rate or LIBOR plus certain basis points depending on the pricing option selected and the Company’s leverage ratio.  On August 9, 2013, the Company entered into an interest rate swap agreement for a portion of its term loan with a notional amount of $5.0 million (See Note 6 - Long-Term Debt).  The interest rate swap agreement is a contract to exchange floating rate for fixed rate interest payments over the life of the interest rate swap agreement and is used to measure interest to be paid or received and does not represent the amount of exposure of credit loss.  The differential paid or received under the interest rate swap agreement is recognized as an adjustment to interest expense.  At December 31, 2016, our total debt obligations under the Credit Agreement were under either an interest rate swap agreement at a fixed interest rate or LIBOR-based interest rates. A 100 basis point increase in the underlying LIBOR rates would result in an additional annual interest cost that would not be significant, assuming average related term debt subject to variable rates of $2.5 million, which was the amount of related borrowings at December 31, 2016 subject to variable rates.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Supreme Industries, Inc.

We have audited the accompanying consolidated balance sheets of Supreme Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and December 26, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  We also have audited the consolidated financial statement schedule, Schedule II — Valuation and Qualifying Accounts, and the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supreme Industries, Inc. and Subsidiaries as of December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP

South Bend, Indiana
March 3, 2017

Supreme Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and December 26, 2015

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$35,222,620	$17,247,891
Investments	3,003,002	2,898,763
Accounts receivable, net of allowance for doubtful accounts of $50,000 in 2016 and $52,000 in 2015	20,106,253	25,006,551
Refundable income taxes	310,412	235,071
Inventories	24,245,322	24,992,743
Assets held for sale	1,734,296	722,272
Other current assets	3,599,446	3,830,243
Total current assets	88,221,351	74,933,534
Property, plant and equipment, net	45,747,933	46,186,364
Total assets	$133,969,284	$121,119,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$7,195,105	$361,748
Trade accounts payable	6,803,769	7,950,620
Accrued wages and benefits	3,421,106	3,670,359
Accrued self-insurance	2,034,313	2,063,996
Customer deposits	1,083,587	425,039
Accrued warranty	1,226,000	1,055,000
Accrued income taxes	1,146,101	911,000
Dividends payable	5,124,130	5,019,785
Other accrued liabilities	2,022,046	1,573,344
Total current liabilities	30,056,157	23,030,891
Long-term debt	—	7,361,770
Deferred income taxes	2,181,778	2,097,041
Other long-term liabilities	—	41,767
Total liabilities	32,237,935	32,531,469
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $1 par value; authorized 1,000,000 shares, none issued	—	—
Class A Common Stock, $.10 par value; authorized 25,000,000 shares, issued 16,939,634 shares in 2016 and 16,626,981 in 2015	1,693,963	1,662,698
Class B Common Stock, convertible into Class A Common Stock on a one-for-one basis, $.10 par value; authorized 5,000,000 shares, issued 1,688,111 shares in 2016 and 1,742,482 in 2015	168,811	174,248
Additional paid-in capital	74,980,379	73,852,165
Retained earnings	39,952,582	27,783,871
Treasury stock, Class A Common Stock, at cost, 1,740,152 shares in 2016 and 1,711,011 in 2015	(14,970,216)	(14,701,039)
Accumulated other comprehensive loss	(94,170)	(183,514)
Total stockholders’ equity	101,731,349	88,588,429
Total liabilities and stockholders’ equity	$133,969,284	$121,119,898

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

for the years ended December 31, 2016, December 26, 2015, and December 27, 2014

	2016	2015	2014

Net sales	$298,971,665	$278,424,799	$236,308,920
Cost of sales	231,860,105	224,202,596	192,462,081
Gross profit	67,111,560	54,222,203	43,846,839

Selling, general and administrative expenses	38,542,639	35,306,651	31,344,204
Other income	(334,601)	(368,064)	(493,885)
Operating income	28,903,522	19,283,616	12,996,520

Interest expense	459,353	88,972	525,911
Income from continuing operations before income taxes	28,444,169	19,194,644	12,470,609

Income tax expense	9,406,831	6,319,375	4,000,655
Income from continuing operations	19,037,338	12,875,269	8,469,954

Discontinued operations
Gain on sale of discontinued operations, net of tax	—	—	87,036
Operating loss from discontinued operations, net of tax	—	—	(1,654,459)
Loss from discontinued operations, net of tax	—	—	(1,567,423)
Net income	19,037,338	12,875,269	6,902,531

Unrealized income (loss) on hedge activity, net of tax	12,249	(2,459)	(5,444)
Unrealized holding income (loss) on investments, net of tax	77,095	(115,482)	(17,023)
Other comprehensive income (loss)	89,344	(117,941)	(22,467)
Comprehensive income	$19,126,682	$12,757,328	$6,880,064

Basic income (loss) per share:
Income from continuing operations	$1.12	$0.77	$0.52
Loss from discontinued operations	—	—	(0.10)
Net income	$1.12	$0.77	$0.42

Diluted income (loss) per share:
Income from continuing operations	$1.11	$0.76	$0.50
Loss from discontinued operations	—	—	(0.09)
Net income	$1.11	$0.76	$0.41

Shares used in the computation of income (loss) per share:
Basic	16,990,210	16,682,437	16,350,561
Diluted	17,094,977	16,997,365	16,744,066

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2016, December 26, 2015, and December 27, 2014

								Accumulated
								Other	Total
	Class A Common Stock		Class B Common Stock		Additional	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 29, 2013	16,263,322	$1,626,332	1,771,949	$177,195	$72,719,592	$15,268,209	$(15,668,055)	$(43,106)	$74,080,167
Net income	—	—	—	—	—	6,902,531	—	—	6,902,531
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(5,444)	(5,444)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(17,023)	(17,023)
Cash dividends declared	—	—	—	—	—	(826,805)	—	—	(826,805)
Exercise of stock options	164,382	16,438	—	—	394,264	—	—	—	410,702
Issuance of restricted stock	48,594	4,859	—	—	304,668	—	—	—	309,527
Stock-based compensation	25,998	2,600	—	—	176,150	—	—	—	178,750
Other	(177,518)	(17,751)	—	—	(1,106,573)	—	1,124,324	—	—
Balance, December 27, 2014	16,324,778	$1,632,478	1,771,949	$177,195	$72,488,101	$21,343,935	$(14,543,731)	$(65,573)	$81,032,405
Net income	—	—	—	—	—	12,875,269	—	—	12,875,269
Unrealized loss on hedge activity, net of tax	—	—	—	—	—	—	—	(2,459)	(2,459)
Unrealized holding loss on investments, net of tax	—	—	—	—	—	—	—	(115,482)	(115,482)
Cash dividends declared	—	—	—	—	—	(6,435,333)	—	—	(6,435,333)
Exercise of stock options	179,434	17,943	—	—	532,141	—	—	—	550,084
Excess tax benefits from stock-based compensation	—	—	—	—	63,030	—	—	—	63,030
Issuance of restricted stock	68,893	6,889	—	—	578,834	—	—	—	585,723
Stock-based compensation	24,409	2,441	—	—	190,059	—	—	—	192,500
Conversion of Class B shares to Class A shares	29,467	2,947	(29,467)	(2,947)	—	—	—	—	—
Restricted stock received to satisfy tax obligations	—	—	—	—	—	—	(157,308)	—	(157,308)
Balance, December 26, 2015	16,626,981	$1,662,698	1,742,482	$174,248	$73,852,165	$27,783,871	$(14,701,039)	$(183,514)	$88,588,429
Net income	—	—	—	—	—	19,037,338	—	—	19,037,338
Unrealized gain on hedge activity, net of tax	—	—	—	—	—	—	—	12,249	12,249
Unrealized holding gain on investments, net of tax	—	—	—	—	—	—	—	77,095	77,095
Cash dividends declared	—	—	—	—	—	(6,868,627)	—	—	(6,868,627)
Exercise of stock options	135,654	13,565	—	—	57,261	—	—	—	70,826
Excess tax benefits from stock-based compensation	—	—	—	—	144,342	—	—	—	144,342
Issuance of restricted stock	104,446	10,445	—	—	740,009	—	—	—	750,454
Stock-based compensation	18,182	1,818	—	—	186,602	—	—	—	188,420
Conversion of Class B shares to Class A shares	54,371	5,437	(54,371)	(5,437)	—	—	—	—	—
Restricted stock received to satisfy tax obligations	—	—	—	—	—	—	(269,177)	—	(269,177)
Balance, December 31, 2016	16,939,634	$1,693,963	1,688,111	$168,811	$74,980,379	$39,952,582	$(14,970,216)	$(94,170)	$101,731,349

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31, 2016, December 26, 2015, and December 27, 2014

	2016	2015	2014
Cash flows from operating activities:
Net income	$19,037,338	$12,875,269	$6,902,531
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,124,435	3,284,313	3,441,281
Amortization and write-off of debt issuance costs	304,920	304,920	304,920
Provision for losses on doubtful receivables	25,314	826	6,880
Deferred income taxes	84,737	332,956	1,530,367
Stock-based compensation expense	938,874	778,223	488,277
Gain on sale of discontinued operations	—	—	(127,994)
(Gain) loss on sale of property, plant, and equipment, net	(76,474)	(73,295)	153,236
Changes in operating assets and liabilities
Accounts receivable	4,874,984	(7,109,323)	3,718,386
Inventories	747,421	(2,330,929)	5,727,237
Other current assets	91,395	1,740,455	(2,984,124)
Trade accounts payable	(1,146,851)	(1,007,407)	(6,930,928)
Other current liabilities	1,281,992	970,908	(2,688,508)

Net cash from operating activities	29,288,085	9,766,916	9,541,561

Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	—	3,884,656
Proceeds from sale of property, plant, and equipment	120,838	862,435	830,451
Additions to property, plant and equipment	(3,742,392)	(3,891,082)	(4,730,958)
Proceeds from sale of investments	43,000	1,029,000	3,175,591
Purchases of investments	(83,178)	(116,479)	(4,289,298)

Net cash from investing activities	(3,661,732)	(2,116,126)	(1,129,558)

Cash flows from financing activities:
Proceeds from revolving line of credit and other long-term debt	—	38,570,153	—
Repayments of revolving line of credit and other long-term debt	(833,333)	(39,236,818)	(666,668)
Payment of cash dividends	(6,764,282)	(1,829,028)	(413,326)
Treasury stock purchased	(269,177)	(157,308)	—
Proceeds from exercise of stock options	70,826	550,084	410,702
Excess tax benefits from stock-based compensation	144,342	63,030	—

Net cash from financing activities	(7,651,624)	(2,039,887)	(669,292)

Change in cash and cash equivalents	17,974,729	5,610,903	7,742,711

Cash and cash equivalents, beginning of year	17,247,891	11,636,988	3,894,277

Cash and cash equivalents, end of year	$35,222,620	$17,247,891	$11,636,988

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes, net	$9,162,334	$5,112,973	$1,652,889
Interest, net	185,480	(210,076)	247,178

Noncash financing activities:
Common stock dividends declared and payable	$5,124,130	$5,019,785	$413,480

See accompanying notes to consolidated financial statements.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Supreme Industries, Inc. and its Subsidiaries (collectively the “Company”) manufacture specialized commercial vehicles including truck bodies and specialty vehicles.  The Company’s core products include cutaway and dry-freight van bodies, refrigerated units, stake bodies, and other specialized vehicles. At December 31, 2016, the Company operated seven manufacturing and component locations.  The Company’s customers are located principally in the United States of America.

On December 31, 2013, the Company announced its intention to divest its shuttle bus business.  The progressively competitive environment in the bus industry led to intensified price cutting, making it more difficult to sustain profitability. The shuttle bus business was sold on March 28, 2014 and has been presented as discontinued operations for all years presented.

On May 11, 2016, the Company entered into an Asset Purchase Agreement for the sale of certain assets of the Company’s trolley business. Trolley products represented less than 2% of the Company’s consolidated net sales in 2016 and 2015.  The after-tax impact on consolidated operations for both periods was immaterial.  The first stage of the transaction closed on June 30, 2016 and the final stage of the transaction is scheduled to close in the first half of 2017.  The Company anticipates no material gain or loss will be recognized on the sale.  The trolley business does not meet the criteria of FASB Accounting Standards Update 2014-8 (Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity) and will not be reported as discontinued operations.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Supreme Industries, Inc. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End - The Company’s fiscal year ends the last Saturday in December. The fiscal year ended December 31, 2016 contained 53 weeks. The fiscal years ended December 26, 2015 and December 27, 2014 each contained 52 weeks.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include but are not limited to, inventory reserves, fair value of assets held for sale, accrued insurance, accrued warranty, and unrecognized tax positions.

Revenue Recognition - The production of specialized commercial vehicles starts when an order is received from the customer, and revenue is typically recognized when the unit is shipped to the customer.  Revenue on certain customer-requested bill and hold transactions is recognized subsequent to when the customer is notified that the products have been completed according to customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery based upon established delivery terms. Net sales are net of cash discounts which the Company offers its customers in the ordinary course of business.

Concentration of Credit Risk - Concentration of credit risk is limited due to the large number of customers and their dispersion among many different industries and geographic regions. During the year ended December 31, 2016, one large national fleet leasing customer accounted for approximately 31% of the Company’s consolidated net sales. During the year ended December 26, 2015, two large national fleet leasing customers accounted for approximately 24% and 11% of the Company’s consolidated net sales. During the year ended December 27, 2014, one large national fleet leasing customer accounted for approximately 16% of the Company’s consolidated net sales. The Company’s export sales are minimal.

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

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

At December 31, 2016, the Company had an interest rate swap agreement outstanding with a notional amount of $5.0 million. The interest rate swap agreement provides for a 3.1% fixed interest rate and matures on December 19, 2017. The Company designated this swap agreement as a cash flow hedge on its variable rate debt and records the fair value of the swap agreement as an asset or liability on the balance sheet, with changes in fair value recognized in other comprehensive income (loss).

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

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of December 31, 2016 and December 26, 2015 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2016 and December 26, 2015, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - The Company categorizes its investments as trading, available-for-sale, or held-to-maturity.  The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income (loss).  The Company determined fair values of investments available for sale by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  Dividend and interest income are accrued as earned.  The Company reviews its investments quarterly for changes in market value that are other than temporary.

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

Assets Held For Sale - Assets are classified as held for sale upon meeting certain criteria as specified by accounting standards. Assets held for sale are not depreciated and are recorded at the lower of carrying amount or fair value less cost to sell. The Company evaluates the carrying value of property held for sale whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, or (2) a significant adverse change in the extent or manner in which an asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. As of December 31, 2016, the following assets were held for sale: two

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

parcels of land in Goshen, Indiana, and property in Harrisville, Rhode Island. As of December 26, 2015, the following assets were held for sale: two parcels of land in Goshen, Indiana.

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

Evaluation of Impairment of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected undiscounted future cash flows resulting from use of the assets. The Company determined there were no such impairments in 2016, 2015, and 2014.

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

Compensation expense (net of estimated forfeitures) relative to stock-based awards (see Note 8), included in the consolidated statements of comprehensive income for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, was $938,874, $778,223 and $488,277, respectively. There were no stock options issued during the years ended December 31, 2016, December 26, 2015, and December 27, 2014.

Warranty - The Company provides limited product warranties for periods of up to five years from the date of retail sale.  Estimated warranty costs are provided at the time of sale and are based upon historical experience.  Warranty activity for the years ended December 31, 2016, December 26, 2015, and December 27, 2014 was as follows:

	2016	2015	2014
Accrued warranty, beginning of year	$1,055,000	$949,000	$1,432,000
Warranty expense	1,296,944	1,050,955	605,413
Warranty claims paid	(1,125,944)	(944,955)	(589,413)
Shuttle bus divestiture	—	—	(499,000)
Accrued warranty, end of year	$1,226,000	$1,055,000	$949,000

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

Net sales consist of the following:

	2016	2015	2014
Specialized vehicles:
Trucks	$284,994,546	$261,598,525	$211,975,917
Trolley	4,422,375	5,666,944	8,414,833
Specialty vehicles	5,153,965	7,297,564	13,791,906
	294,570,886	274,563,033	234,182,656
Fiberglass products	4,400,779	3,861,766	2,126,264
	$298,971,665	$278,424,799	$236,308,920

Recently Issued Accounting Pronouncements — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 (as updated by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20) is for annual periods, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for years beginning after December 15, 2016, to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effects of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.  The Company will adopt the accounting standard during the first quarter of 2018 as required, but has not yet decided on a transition method.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest.  The ASU provides guidance that requires that debt issuance costs be presented in the consolidated balance sheet as a reduction in the carrying amount of debt, consistent with the presentation of debt issuance discounts. The Company adopted this new guidance, on a retrospective basis, in the fourth quarter of 2016. As a result, total assets and liabilities reported on the consolidated balance sheet as of December 26, 2015 were decreased by $612,815 of deferred financing costs related to the term loan as a result of retrospective application of the amendment.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.                                      NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded

In February 2016, the FASB issued ASU 2016-02, Leases.  The ASU provides guidance that will require an entity to recognize lease assets and lease liabilities on its balance sheet for leases in excess of one year that were previously classified as operating leases under U.S. GAAP. The guidance also requires companies to disclose in the footnotes to the financial statements information about the amount, timing, and uncertainty of the payments made for the lease agreements. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In March 2016, the FASB issued ASU 2016-9, Compensation — Stock Compensation.  This ASU provides guidance for share-based payments, which simplifies (i) the income tax consequences related to exercised or vested share-based payment awards; (ii) the classification of awards as assets or liabilities; and (iii) the classification in the consolidated statements of cash flows. This guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company will adopt this new guidance in the first quarter of 2017 as required. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

The results for the shuttle bus division are classified as discontinued operations as follows:

2014
Net sales	$6,549,209
Pretax loss from operations	(2,306,655)
Net loss	(1,567,423)

3.                                      INVESTMENTS.

Investment securities consist of the following:

	2016	2015
Bond funds - cost	$3,081,654	$3,054,510
Unrealized losses	(78,652)	(155,747)
Bond funds - fair value	$3,003,002	$2,898,763

Sales of securities were $43,000, $1,029,000, and $3,175,591 during 2016, 2015, and 2014, and resulted in gains of $0, $2,175, and $10,053, respectively. Investment income (included in other income) consisted of dividend income and aggregated $103,231, $125,876, and $68,612 for the years ended 2016, 2015, and 2014, respectively.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

4.                                      INVENTORIES.

Inventories consist of the following:

	2016	2015
Raw materials	$17,404,606	$17,596,283
Work-in-progress	3,397,225	3,146,984
Finished goods	3,443,491	4,249,476

Total	$24,245,322	$24,992,743

5.                                      PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following:

	2016	2015
Land	$3,888,316	$3,746,093
Land improvements	7,246,508	7,242,766
Buildings	45,691,462	45,097,638
Machinery and equipment	37,972,684	37,215,751
	94,798,970	93,302,248
Less, accumulated depreciation and amortization	49,051,037	47,115,884

Property, plant and equipment, net	$45,747,933	$46,186,364

During the fourth quarter of 2016, the Company completed the consolidation of its Indiana campus, and the consolidation of its Rhode Island service center into its Pennsylvania manufacturing facility. These idled properties are being marketed for sale or lease, with portions classified as property, plant, and equipment, and other portions classified as assets held for sale, on the Consolidated Balance Sheets. As of December 31, 2016, the total net book value of these idled properties was approximately $7.1 million.

6.                                      LONG-TERM DEBT.

Long-term debt consists of the following:

	2016	2015
Term loan facility	$7,500,000	$8,333,333
Less, debt issuance costs	304,895	609,815
Total debt	7,195,105	7,723,518
Less, current maturities	7,195,105	361,748
Long-term debt	$—	$7,361,770

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company had unused credit capacity of $35.0 million at December 31, 2016. Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 3.05% at December 31, 2016 and 2.79% at December 26, 2015.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, and a limitation on annual capital expenditures. As of December 31, 2016 and December 26, 2015, the Company was in compliance with all three financial covenants. On August 27, 2014, the Company entered into an amendment of the Credit Agreement. The amendment changed the cash dividend limit from a percentage of consolidated net income for the immediately preceding fiscal quarter to a flat per fiscal

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.                                      LONG-TERM DEBT, Concluded

quarter limit of $0.03 per share of capital stock then issued and outstanding. On November 19, 2015, the Company entered into an amendment of the Credit Agreement. The amendment permitted the Company to issue a special dividend of up to $6.5 million on or about January 4, 2016 and changed the cash dividend limit from a flat per fiscal quarter limit of $0.03 per share of capital stock then issued and outstanding to an amount paid in any fiscal quarter not to exceed an amount equal to 50% of the consolidated net income for the immediately preceding fiscal quarter. On November 16, 2016, the Company entered into an amendment of the Credit Agreement. The amendment permitted the Company to issue a special dividend of up to $6.5 million on or about January 2, 2017.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  As of December 31, 2016, and December 26, 2015, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. Effective April 29, 2013, the Company and Wells Fargo entered into a $10.0 million term loan by converting $10.0 million of revolving credit facility borrowings to term debt. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. Maturities of the term loan for the next year are as follows: 2017 - $7,500,000.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers. As of December 31, 2016 and December 26, 2015, cash deposits with insurance carriers totaled $1.9 million and $2.3 million, respectively, and are included in other current assets on the consolidated balance sheets.

7.                                      RETIREMENT PLAN.

The Company maintains a defined contribution plan which covers substantially all employees of the Company who have reached the age of twenty-one years and have completed thirty days of credited service.  The plan provides that eligible employees can contribute from one to fifteen percent of their annual compensation and the Company will match fifty percent of each employee’s contributions up to four percent of the employee’s compensation. The Board of Directors may increase or decrease the Company’s contribution as business conditions permit. Expense for this plan was $438,329, $411,756 and $414,739 for the years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively.

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

Common Stock

The Board of Directors approved the following cash dividends on the Company’s outstanding Class A and Class B Common Stock during the years ended December 31, 2016 and December 26, 2015:

Declaration Date	Record Date	Paid Date	Per Share
March 3, 2015	March 17, 2015	March 24, 2015	$0.025
May 6, 2015	May 27, 2015	June 3, 2015	$0.030
August 5, 2015	August 24, 2015	August 31, 2015	$0.030
November 10, 2015	December 11, 2015	January 4, 2016	$0.300
March 2, 2016	March 16, 2016	March 23, 2016	$0.030
May 25, 2016	June 9, 2016	June 16, 2016	$0.035
August 10, 2016	August 24, 2016	August 31, 2016	$0.035
November 9, 2016	December 12, 2016	January 3, 2017	$0.300

Convertible Class B Common Stock

Class B Common Stock is convertible into Class A Common Stock on a one-for-one basis. During 2016, 54,371 shares of Class B Common Stock were converted into Class A Common Stock. During 2015, 29,467 shares of Class B Common Stock were converted into Class A Common Stock. Holders of Class A Common Stock are entitled to elect one-third of the Board of Directors rounded to the lowest whole number.  Holders of Class B Common Stock elect the remainder of the directors.

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

The following table summarizes the activity for stock options:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 29, 2013	535,431	2.79
Exercised	(183,623)	3.15
Outstanding, December 27, 2014	351,808	2.61
Exercised	(182,548)	3.15
Outstanding, December 26, 2015	169,260	2.02
Exercised	(151,410)	2.01
Outstanding, December 31, 2016	17,850	2.12

The total intrinsic value of options exercised during the fiscal years ended 2016, 2015 and 2014 approximated $1,771,913, $218,599 and $349,478, respectively.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Continued

Information about stock options outstanding and exercisable at December 31, 2016 is as follows:

	Outstanding			Exercisable
Weighted -
		Average	Weighted -		Weighted -
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life in Years	Price	Exercisable	Price

2.12	17,850	0.75	2.12	17,850	2.12

At December 31, 2016 and December 26, 2015, the aggregate intrinsic value of options exercisable and the intrinsic value of all options outstanding approximated $242,335 and $862,495, respectively.

2012 Long-Term Incentive Plan

On May 23, 2012, the Company held its annual meeting of stockholders at which the Company’s stockholders approved the 2012 Long-Term Incentive Plan (the “2012 Plan”) which had previously been approved by the Board of Directors and recommended to the stockholders. The 2012 Plan was replaced by the 2016 Long-Term Incentive Plan described below; provided, however, any awards issued prior to the 2012 Plan’s termination will remain outstanding in accordance with their terms. The 2012 Plan authorized the issuance of 1,050,000 shares of the Company’s Class A Common Stock with certain officers being limited to receiving grants of 100,000 shares in any one year. Employees, contractors and non-employee directors of the Company and its subsidiaries were eligible to receive awards under the 2012 Plan. The following types of awards were permitted to be granted under the 2012 Plan:  (1) stock options (incentive and non-qualified); (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) dividend equivalent rights; (5) performance awards based on achieving specified performance goals; and (6) other awards.

2016 Long-Term Incentive Plan

On May 25, 2016, the Company held its annual meeting of stockholders at which the Company’s stockholders approved the 2016 Long-Term Incentive Plan (the “2016 Plan”) which had previously been approved by the Board of Directors and recommended to the stockholders. The 2016 Plan is effective until May 25, 2026; provided, however, any awards issued prior to the 2016 Plan’s termination will remain outstanding in accordance with their terms. The 2016 Plan authorizes the issuance of 1,000,000 shares of the Company’s Class A Common Stock (subject to increase of Prior Plan Awards as defined in the 2016 Plan) with certain officers being limited to receiving grants of 100,000 shares in any one year. Employees, contractors and non-employee directors of the Company and its subsidiaries are eligible to receive awards under the 2016 Plan. The following types of awards may be granted under the 2016 Plan: (1) stock options (incentive and non-qualified); (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) dividend equivalent rights; (5) performance awards based on achieving specified performance goals; and (6) other awards.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.                                      STOCKHOLDERS’ EQUITY, Concluded

The following table summarizes the activity for the unvested restricted stock:

	Unvested
	Restricted	Weighted - Average
	Stock	Grant Date Fair Value
Unvested, December 29, 2013	110,431	3.99
Granted	60,896	6.87
Vested	(65,510)	4.72
Unvested, December 27, 2014	105,817	5.19
Granted	122,890	8.43
Vested	(98,518)	5.95
Forfeited	(13,761)	7.87
Unvested, December 26, 2015	116,428	7.66
Granted	113,992	8.00
Vested	(100,754)	7.45
Unvested, December 31, 2016	129,666	8.12

The total fair value of shares vested and recognized as stock-based compensation expense during the years ended December 31, 2016 and December 26, 2015 was $750,454 and $585,723 respectively.

Beginning in 2012, as a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $27,500 divided by the closing sales price on the grant date. The grants are made in quarterly increments. Shares granted during 2016 and 2015 totaled 18,182 and 24,409, respectively.

Total unrecognized compensation expense related to all share-based awards outstanding at December 31, 2016, was approximately $1,053,026 and is to be recorded over a weighted-average contractual life of 1.77 years.

As of December 31, 2016, 1,012,140 shares were reserved for the granting of future share-based awards compared to 627,540 shares at December 26, 2015.

9.                                      INCOME TAXES.

	2016	2015	2014

Federal:	$8,620,430	$5,496,735	$2,242,641
Current	(172,449)	99,251	1,100,487
Deferred	8,447,981	5,595,986	3,343,128

State:
Current	701,664	489,684	227,648
Deferred	257,186	233,705	429,879
	958,850	723,389	657,527
Total	$9,406,831	$6,319,375	$4,000,655

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Continued

Deferred tax assets and deferred tax liabilities were as follows:

	2016	2015
Deferred tax assets:
Receivables	$18,757	$20,020
Inventories	575,675	612,830
Accrued liabilities	1,330,441	1,028,149
Net operating losses and credit carryforwards	2,263,667	1,906,406
Other	413,374	93,600
	4,601,914	3,661,005
Valuation allowance	(1,072,022)	(784,925)
Total deferred tax assets	3,529,892	2,876,080

Deferred tax liabilities:
Depreciation	(4,317,934)	(4,265,972)
Prepaids and other	(1,393,736)	(707,149)
Total deferred tax liabilities	(5,711,670)	(4,973,121)
Net deferred tax liabilities	$(2,181,778)	$(2,097,041)

At December 31, 2016, the Company had state tax net operating loss carryforwards of approximately $23.1 million available to offset future taxable income, expiring in various amounts beginning December 31, 2020 through December 31, 2036.  The Company had a tax valuation allowance for deferred tax assets related to state net operating loss carryforwards not expected to be utilized of $0.2 million for the year ended December 31, 2016.  The Company had state credit carryforwards of approximately $1.0 million and $0.9 million for the years ended December 31, 2016 and December 26, 2015, respectively, to offset future taxable income, expiring in various amounts beginning December 31, 2017 through December 31, 2026.  The Company has a valuation allowance for the state credits of $0.9 million and $0.8 million for the years ended December 31, 2016 and December 25, 2015, respectively.  The ultimate realization of these deferred tax assets is dependent upon future state taxable income for certain entities.  Although a majority of the state entities are currently generating taxable income, there is no certainty the Company will realize the full benefit of these deferred tax assets.

A reconciliation of the tax provision for income taxes from continuing operations at the U.S. Statutory rate to the effective income tax expense rate as reported is as follows:

	2016		2015		2014
U.S. Federal statutory rate	$9,955,459	35.0%	$6,718,125	35.0%	$4,364,717	35.0%
State income taxes, net of federal benefit	623,253	2.2	470,203	2.4	617,410	5.0
Tax-exempt underwriting income of wholly- owned small captive insurance subsidiary	(413,339)	(1.4)	(388,168)	(2.0)	(297,243)	(2.4)
Domestic production deduction	(860,212)	(3.0)	(553,476)	(2.9)	(281,688)	(2.3)
Tax credits	(101,000)	(0.4)	(101,000)	(0.5)	(97,750)	(0.8)
Other, net	202,670	0.7	173,691	0.9	(304,791)	(2.4)
Effective tax rate	$9,406,831	33.1%	$6,319,375	32.9%	$4,000,655	32.1%

Uncertain Tax Positions

The Company recognizes income tax benefits only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities, which is presumed to occur.  The amount of such tax benefit recorded is the largest amount that is more likely than not to be allowed.  A reconciliation of the change in the unrecognized tax benefits for the three years ended December 31, 2016 is as follows:

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.                                      INCOME TAXES, Concluded

Unrecognized tax benefits at December 29, 2013	$659,000
Gross increases - tax positions in prior periods	157,657
Lapse of statute of limitations	(70,657)
Unrecognized tax benefits at December 27, 2014	746,000
Gross increases - tax positions in prior periods	229,191
Lapse of statute of limitations	(109,191)
Unrecognized tax benefits at December 26, 2015	866,000
Gross increases - tax positions in prior periods	360,645
Lapse of statute of limitations	(136,645)
Unrecognized tax benefits at December 31, 2016	$1,090,000

The entire balance of approximately $1,090,000 at December 31, 2016, included in accrued income taxes, relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate.  The Company is subject to U.S. federal income tax as well as various state taxes.  The Company is no longer subject to examination by federal taxing authorities for the fiscal year ended 2012 and earlier.  For certain state taxing authorities, the Company is no longer subject to examination for the fiscal years ended 2011 and 2012 and earlier.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.  Interest and penalties related to income tax matters are recognized in income tax expense.  Interest and penalties accrued for, and recognized during, the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014 were immaterial.

10.                               COMMITMENTS AND CONTINGENCIES.

Lease Commitments

The Company leases certain land and manufacturing facilities under operating lease agreements which expire at various dates from February 2017 through April 2021. Rent expense under all operating leases aggregated $189,696, $166,830, and $159,010 for the fiscal years ended 2016, 2015, and 2014, respectively.

At December 31, 2016, future minimum rental payments under noncancelable operating leases aggregated $221,472 and are payable as follows: 2017 - $111,364; 2018 - $31,934; 2019 - $32,892; 2020 - $33,879; and 2021 - $11,403.

Consigned Inventories

The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements.  Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at the Company’s various facilities with the condition that the Company will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement.  The manufacturer transfers the chassis to the Company on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers.  The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with General Motors and Ally Bank, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by General Motors upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by General Motors.  Accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis.  Additionally, the Company receives finance support funds from General Motors when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. At December 31, 2016 and December 26, 2015, chassis inventory, accounted for as consigned inventory to the Company by the manufacturers, aggregated approximately $32.2 million and $33.7 million, respectively.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.                               COMMITMENTS AND CONTINGENCIES, Continued

Repurchase Commitments

The Company was contingently liable at December 31, 2016, under a repurchase agreement with a certain financial institution providing inventory financing for a retailer of its trolley product.  Under the arrangement, the Company agrees to repurchase vehicles in the event of default by the retailer. The maximum repurchase liability is the total amount that would be paid upon the default of the Company’s independent dealer.  The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $0.2 million and $1.8 million at December 31, 2016 and December 26, 2015, respectively.  The loss, if any, under the agreement is the difference between the repurchase cost and the resale value of the units.  The Company believes that any potential loss under this agreement in effect at December 31, 2016 would not be material.

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

Ownership Transaction Incentive Plan

On October 25, 2011, the Company approved an Ownership Transaction Incentive Plan (the “2011 OTIP”).  Pursuant to the terms of the 2011 OTIP, upon a “change of control”, (as defined in the 2011 OTIP), certain employees of the Company were entitled to receive a percentage of the difference between the per share value of the total cash proceeds or the per share fair market value of any other consideration received by the Company or the Company’s stockholders in connection with a change of control minus a base price defined in the agreement.  The 2011 OTIP expired on December 31, 2015.

On March 2, 2016, the Company adopted the 2016 Ownership Transaction Incentive Plan (the “2016 OTIP”).  This newly adopted plan replaced the 2011 OTIP. The 2016 OTIP provides that, upon a “change of control” (as defined in the 2016 OTIP) during the term of the plan, participants are entitled to receive a bonus based on a percentage of the difference between the per share value of the total cash proceeds or the per share fair market value of any other consideration received by the Company or the Company’s stockholders in connection with a change of control minus a base price defined in the agreement.

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

On January 3, 2017, an amended complaint was filed against the Company’s subsidiary, Supreme Corporation, in a suit (SVI, Inc. v. Supreme Corporation, Hometown Trolley (a/k/a Double K, Inc.) and Dustin Pence) in the United States District Court, District of Nevada.  The amended complaint [followed the original complaint filed on May 16, 2016], from Supreme Corporation’s former trolley distributor, alleges that Supreme Corporation’s sale of its trolley assets to another manufacturer was improper.  Claims alleged against Supreme Corporation are as follows: (i) misappropriation of trade secrets; (ii) civil conspiracy/collusion; (iii) tortious interference with contractual relationships; (iv) tortious interference with prospective economic advantage; (v) unjust enrichment; (vi) breach of contract; (vii) breach of the covenant of good faith and fair dealing; (viii) breach of fiduciary duties; (ix) promissory estoppel; (x) declaratory relief establishing a joint venture or partnership; and (xi) cancellation of a trademark registration.  The plaintiff alleges that the net present value of the amount lost by the plaintiff is approximately $40,000,000.  Supreme Corporation has filed a motion to dismiss which is pending.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter.

Supreme Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Concluded

10.                               COMMITMENTS AND CONTINGENCIES, Concluded

On November 4, 2016, a putative class action lawsuit was filed against the Company, Mark Weber (the Company’s Chief Executive Officer) and Matthew W. Long (the Company’s Chief Financial Officer) in the United States District Court for the Central District of California alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by making material, misleading statements in July 2016 regarding projected backlog.  The plaintiff seeks to recover unspecified damages.  On February 14, 2017, the court transferred the venue of the case to the Northern District of Indiana upon the joint stipulation of the plaintiff and the defendants.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
	Column B	Additions
	Balance	Charged to				Column E
Column A	Beginning	Costs and		Column D		Balance End
Description	of Period	Expenses		Deductions		of Period
Year ended December 31, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$52,000	$25,314	(1)	$27,314		$50,000
Reserves for excess and obsolete inventory	1,167,107	733,615		753,892		1,146,830
Allowance for deferred tax asset valuation	784,925	287,098		—		1,072,023

Year ended December 26, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$52,000	$826	(1)	$826		$52,000
Reserves for excess and obsolete inventory	950,559	432,365		215,817		1,167,107
Allowance for deferred tax asset valuation	692,093	92,832		—		784,925

Year ended December 27, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful receivables	$52,000	$6,880	(1)	$6,880		$52,000
Reserves for excess and obsolete inventory	1,464,118	329,708		843,267	(2)	950,559
Allowance for deferred tax asset valuation	—	692,093		—		692,093

(1)  Uncollectible accounts written off, net of recoveries.

(2)  Includes impacts related to the shuttle bus sale.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED SUPPLEMENTARY DATA

	First	Second	Third	Fourth
2016 Quarter
Net sales	$69,449,903	$92,871,671	$74,790,098	$61,859,993
Gross profit	15,160,657	22,412,305	17,236,904	12,301,694
Net income	3,759,353	8,296,172	4,997,323	1,984,490
Income per share:
Basic	0.23	0.49	0.29	0.12
Diluted	0.22	0.48	0.29	0.12

	First	Second	Third	Fourth
2015 Quarter
Net sales	$63,295,371	$82,595,230	$64,818,118	$67,716,080
Gross profit	11,445,026	15,468,058	12,642,390	14,666,729
Net income	1,933,119	4,346,664	2,796,894	3,798,592
Income per share:
Basic	0.12	0.26	0.17	0.23
Diluted	0.11	0.26	0.16	0.22

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

ITEM 9A.                                       CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2016, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financing reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of December 31, 2016, as stated in their report included elsewhere in this Form 10-K, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f)) occurred during the fiscal quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2017 annual stockholders’ meeting.

ITEM 11.                                         EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2017 annual stockholders’ meeting.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2017 annual stockholders’ meeting.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2017 annual stockholders’ meeting.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the Company’s 2017 annual stockholders’ meeting.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a. The following financial statements and financial statement schedule are included in Item 8 herein:

1. Financial Statements

Report of Crowe Horwath LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and December 26, 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 26, 2015 and December 27, 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, December 26, 2015 and December 27, 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 26, 2015 and December 27, 2014

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

3. Exhibits

See Index to Exhibits

ITEM 16.                                         FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPREME INDUSTRIES, INC.

Date:	March 3, 2017	By:	/s/ Mark D. Weber
Mark D. Weber
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert M. Gardner	Chairman of the Board	March 3, 2017
Herbert M. Gardner

/s/ Mark D. Weber	President, Chief Executive Officer
Mark D. Weber	and Director (Principal Executive Officer)	March 3, 2017

/s/ William J. Barrett	Executive Vice President, Secretary,
William J. Barrett	Assistant Treasurer and Director	March 3, 2017

/s/ Matthew W. Long	Chief Financial Officer, Treasurer and	March 3, 2017
Matthew W. Long	Assistant Secretary (Principal
Financial and Accounting Officer)

/s/ Peter D. Barrett	Director	March 3, 2017
Peter D. Barrett

/s/ Edward L. Flynn	Director	March 3, 2017
Edward L. Flynn

/s/ Arthur J. Gajarsa	Director	March 3, 2017
Arthur J. Gajarsa

/s/ Thomas B. Hogan, Jr.	Director	March 3, 2017
Thomas B. Hogan, Jr.

/s/ Michael L. Klofas	Director	March 3, 2017
Michael L. Klofas

/s/ Mark C. Neilson	Director	March 3, 2017
Mark C. Neilson

/s/ Wayne A. Whitener	Director	March 3, 2017
Wayne A. Whitener

INDEX TO EXHIBITS

Exhibit		Description

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

+	10.13	2012 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2012, and incorporated herein by reference.

+	10.14	2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2016, and incorporated herein by reference.

+	10.15	Ownership Transaction Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2016, and incorporated herein by reference.

+	10.16	Amended and Restated Ownership Transaction Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2016, and incorporated herein by reference.

+	10.17

Form of Supreme Industries, Inc. Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2008, and incorporated herein by reference.

+	10.18

Indemnification Agreement, effective as of May 6, 2013, by and between Supreme Industries, Inc. and Mark D. Weber, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19. 2013, and incorporated herein by reference.

+	10.19

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

+	10.21

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

Amended and Restated Employment Agreement, effective as of May 6, 2016, by and among Supreme Industries, Inc., Supreme Corporation, and Mark D. Weber, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2016, and incorporated herein by reference.

+	10.25

Amended and Restated Employment Agreement, effective as of May 6, 2016, by and among Supreme Industries, Inc., Supreme Corporation, and Matthew W. Long, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2017, and incorporated herein by reference.

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

	10.29

Amendment No. 2 to Credit Agreement, executed as of August 27, 2014, by and among Supreme Industries, Inc., Wells Fargo Bank, National Association, and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2014, and incorporated herein by reference.

	10.30

Amendment No. 3 to Credit Agreement, executed as of November 19, 2015, by and among Supreme Industries, Inc., Wells Fargo Bank, National Association, and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015, and incorporated herein by reference.

	10.31

Amendment No. 4 to Credit Agreement, executed as of November 16, 2016, by and among Supreme Industries, Inc., Wells Fargo Bank, National Association, and BMO Harris Bank, N.A., and acknowledged by Supreme Corporation and other subsidiary guarantors, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2016, and incorporated herein by reference.

+	10.32	2016 Supreme Cash Bonus Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016, and incorporated herein by reference.

+	10.33	2015 Supreme Cash Bonus Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, and incorporated herein by reference.

+*	10.34	Form of Restricted Stock Award Agreement, 2013 to present for Mark D. Weber; 2017 for Matthew W. Long.

+*	10.35	Form of Restricted Stock Award Agreement, 2012 to present for all grantees other than Mark D. Weber and, beginning in 2017, Matthew W. Long.

*	21.1	Subsidiaries of the Registrant.

*	23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 3, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*   Filed herewith.

+   Management contract or compensatory plan or arrangement.