Form 10-Q
period 2017-04-01
SUPREME INDUSTRIES INC
filed 2017-05-05
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

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

Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐   No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at April 25, 2017
Class A	15,499,507
Class B	1,656,467

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 1,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$5,379,472	$35,222,620
Investments	4,110,156	3,003,002
Accounts receivable, net	33,869,415	20,106,253
Inventories	41,971,770	24,245,322
Other current assets	5,463,816	5,644,154
Total current assets	90,794,629	88,221,351

Property, plant and equipment, net	45,523,946	45,747,933
Total assets	$136,318,575	$133,969,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,104,666	$7,195,105
Trade accounts payable	13,885,164	6,803,769
Other accrued liabilities	10,155,251	16,057,283
Total current liabilities	31,145,081	30,056,157

Deferred income taxes	2,354,401	2,181,778
Total liabilities	33,499,482	32,237,935

Stockholders’ equity	102,819,093	101,731,349
Total liabilities and stockholders’ equity	$136,318,575	$133,969,284

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 1,	March 26,
	2017	2016

Net sales	$68,674,699	$69,449,903
Cost of sales	55,678,922	54,289,246
Gross profit	12,995,777	15,160,657

Selling, general and administrative expenses	10,051,472	9,414,951
Other income	(69,480)	(36,476)
Operating income	3,013,785	5,782,182

Interest expense	245,403	182,829
Income before income taxes	2,768,382	5,599,353

Income tax expense	905,397	1,840,000
Net income	1,862,985	3,759,353

Other comprehensive income, net of tax	21,268	32,090
Comprehensive income	$1,884,253	$3,791,443

Income per share:
Basic	$0.11	$0.23
Diluted	0.11	0.22

Shares used in the computation of income per share:
Basic	17,099,107	16,682,812
Diluted	17,101,080	17,127,836

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 1,	March 26,
	2017	2016
Cash flows from operating activities:
Net income	$1,862,985	$3,759,353
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	838,351	872,358
Deferred income taxes	172,623	(300,350)
Stock-based compensation expense	288,607	227,386
Gain on sale of property, plant and equipment, net	(7,738)	(300)
Changes in operating assets and liabilities	(25,002,928)	(9,382,120)

Net cash used in operating activities	(21,848,100)	(4,823,673)

Cash flows from investing activities:
Additions to property, plant and equipment	(539,046)	(399,324)
Proceeds from sale of property, plant and equipment	8,650	300
Purchases of investments	(1,088,737)	(23,560)

Net cash used in investing activities	(1,619,133)	(422,584)

Cash flows from financing activities:
Repayments of current maturities of long-term debt	(166,669)	(166,667)
Payment of cash dividends	(5,724,469)	(5,572,859)
Treasury stock purchased	(522,687)	(161,769)
Proceeds from exercise of stock options	37,910	12,400

Net cash used in financing activities	(6,375,915)	(5,888,895)

Change in cash and cash equivalents	(29,843,148)	(11,135,152)

Cash and cash equivalents, beginning of period	35,222,620	17,247,891

Cash and cash equivalents, end of period	$5,379,472	$6,112,739

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND OPINION OF MANAGEMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and financial statement disclosures necessary for a fair presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, the information furnished herein includes all adjustments necessary to reflect a fair presentation of the interim periods reported.  The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  References to “we,” “us,” “our,” “its,” “Supreme,” or the “Company” refer to Supreme Industries, Inc. and its subsidiaries.

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three months ended April 1, 2017 and March 26, 2016 are for 13-week periods.

NOTE 2 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following, net of applicable reserves of $1.2 million and $1.1 million as of April 1, 2017 and December 31, 2016, respectively:

	April 1,	December 31,
	2017	2016
Raw materials	$29,862,338	$17,404,606
Work-in-progress	5,288,096	3,397,225
Finished goods	6,821,336	3,443,491
	$41,971,770	$24,245,322

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

Derivatives:  Our derivative instruments consist of an interest rate swap, currently reflected as other accrued liabilities on the Condensed Consolidated Balance Sheets. The Company obtains fair values from financial institutions that utilize internal models with observable market data inputs to estimate the fair value of these instruments (Level 2 inputs).

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of April 1, 2017 and December 31, 2016, because of the relatively short maturities of these financial instruments. The carrying amount of current maturities of long-term debt approximated fair value as of April 1, 2017 and December 31, 2016, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

NOTE 4 — DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility.  The Company had unused credit capacity of $35.0 million at April 1, 2017. Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 3.06% at April 1, 2017 and 3.05% at December 31, 2016.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, a limitation on annual capital expenditures, and a limitation on quarterly cash dividends. As of April 1, 2017 and December 31, 2016, the Company was in compliance with all financial covenants. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company expects to enter into a new credit agreement before the Credit Agreement expires.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  As of April 1, 2017, and December 31, 2016, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19, 2017. As of April 1, 2017 and December 31, 2016, the outstanding balance under the term loan facility was $7.3 million and $7.5 million, respectively.

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

Letter of Credit Facility

Outstanding letters of credit, related to the Company’s workers’ compensation insurance policies, reduce available borrowings under the Credit Agreement. During 2014, the Company replaced all outstanding letters of credit with cash deposits with its insurance carriers. As of April 1, 2017 and December 31, 2016, cash deposits with insurance carriers totaled $1.9 million.

NOTE 5 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the three months ended April 1, 2017:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 31, 2016	17,850	$2.12
Exercised	(17,850)	$2.12
Outstanding, April 1, 2017	—

The following table summarizes the activity for the unvested restricted stock for the three months ended April 1, 2017:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 31, 2016	129,666	$8.12
Granted	77,495	$19.54
Vested	(24,130)	$9.06
Forfeited	—	$—
Unvested, April 1, 2017	183,031	$12.83

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the three months ended April 1, 2017 was $218,607.

As a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $40,000 divided by the closing sales price on the grant date. The grants are made in quarterly increments. The director stock-based compensation expense recognized during the three months ended April 1, 2017 was $70,000.

Total unrecognized compensation expense related to all share-based awards outstanding at April 1, 2017, was approximately $2.3 million and is to be recorded over a weighted-average contractual life of 2.4 years.

On May 25, 2016, the Company held its annual meeting of stockholders at which the Company’s stockholders approved the 2016 Long-Term Incentive Plan (the “Plan”) which had previously been approved by the Board of Directors and recommended to the stockholders. The Plan is effective until May 25, 2026; provided, however, any awards issued prior to the Plan’s termination will remain outstanding in accordance with their terms. The Plan authorizes the issuance of 1,000,000 shares of the Company’s Class A Common Stock with certain officers being limited to receiving grants of 100,000 shares in any one year. Employees, contractors and non-employee directors of the Company and its subsidiaries are eligible to receive awards under the Plan. The following types of awards may be granted under the Plan:  (1) stock options (incentive and non-qualified); (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) dividend equivalent rights; (5) performance awards based on achieving specified performance goals; and (6) other awards. As of April 1, 2017, shares reserved for the granting of future share-based awards totaled 913,731, compared to 1,012,140 shares at December 31, 2016.

NOTE 6 — INCOME TAXES

For the three months ended April 1, 2017, the Company recorded income tax expense of $0.9 million at an effective tax rate of 32.7% compared with $1.8 million at an effective tax rate of 32.9% for the three months ended March 26, 2016.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

NOTE 7 — COMMON STOCK

The Company declared and paid a three and one-half cents ($ 0.035) per share cash dividend to all Class A and Class B common stockholders during the quarter ended April 1, 2017.  The Company also paid a thirty cents ($0.30) per share dividend declared on November 9, 2016, during the quarter ended April 1, 2017. The dividend declared on November 9, 2016 consisted of a special dividend of twenty six and one-half cents ($0.265) per share, in addition to a regular quarterly dividend of three and one-half cents ($0.035) per share.

NOTE 8 — SALE OF TROLLEY BUSINESS

On May 11, 2016, the Company entered into an Asset Purchase Agreement for the sale of certain assets of the Company’s trolley business. Trolley products represented less than 1% of the Company’s consolidated net sales for the first three months of 2017 and approximately 2% for the first three months of 2016.  The after-tax impact on consolidated operations for both periods was immaterial.  The first stage of the transaction closed on June 30, 2016 and the final stage of the transaction is scheduled to close in the second quarter of 2017.  The Company anticipates no material gain or loss will be recognized on the sale.  The sale of the trolley business does not meet the criteria of the Financial Accounting Standards Board (“FASB”) ASU 2014-8 (Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity) and will not be reported as discontinued operations.

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

On January 3, 2017, an amended complaint was filed against the Company’s subsidiary, Supreme Corporation, in a suit (SVI, Inc. v. Supreme Corporation, Hometown Trolley (a/k/a Double K, Inc.) and Dustin Pence) in the United States District Court, District of Nevada.  The amended complaint (original complaint filed on May 16, 2016), filed by Supreme Corporation’s former trolley distributor, alleges that Supreme Corporation’s sale of its trolley assets to another trolley manufacturer was improper.  Claims alleged against Supreme Corporation include: (i) misappropriation of trade secrets; (ii) civil conspiracy/collusion; (iii) tortious interference with contractual relationships; (iv) tortious interference with prospective economic advantage; (v) unjust enrichment; (vi) breach of contract; (vii) breach of the covenant of good faith and fair dealing; (viii) breach of fiduciary duties; (ix) promissory estoppel; (x) declaratory relief establishing a joint venture or partnership; and (xi) cancellation of a trademark registration.  The plaintiff alleges that the net present value of the amount lost by the plaintiff is approximately $40,000,000.  Supreme Corporation has filed a motion to dismiss which is pending.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter.

On November 4, 2016, a putative class action lawsuit was filed against the Company, Mark Weber (the Company’s Chief Executive Officer) and Matthew W. Long (the Company’s Chief Financial Officer) in the United States District Court for the Central District of California alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 by making material, misleading statements in July 2016 regarding projected backlog.  The plaintiff seeks to recover unspecified damages.  On February 14, 2017, the court transferred the venue of the case to the Northern District of Indiana upon the joint stipulation of the plaintiff and the defendants.  An amended complaint was filed on April 24, 2017 challenging statements made during a putative class period of October 22, 2015 through October 21, 2016.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter.

NOTE 10 — RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 (as updated by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20) is for annual periods, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for years beginning after December 15, 2016, to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effects of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position, however, this new accounting guidance may require enhanced footnote disclosures.  The Company will adopt the accounting standard during the first quarter of 2018 as required, but has not yet decided on a transition method.

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

The Company and its product offerings are affected by various risk factors which include, but are not limited to, economic conditions, interest rate fluctuations, volatility in the supply chain of chassis, and the availability of credit and financing to the Company, our vendors, dealers, or end users.  The Company’s business is also affected by the availability and costs of certain raw materials that serve as significant components of its product offerings.  The Company’s risk factors are disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Overview

Consolidated net sales for the three months ended April 1, 2017 decreased 1.1% to $68.7 million, compared with $69.4 million for the three months ended March 26, 2016.  Lower net sales in the first quarter of 2017 were the result of a decrease in sales of retail truck bodies, specialty vehicles and trolleys, partially offset by an increase in fleet truck sales.

The sales order backlog at the end of the first quarter of 2017 totaled $114.9 million, up 15.5% compared with $99.5 million at the end of last year’s first quarter, excluding the trolley backlog of $2.5 million (the trolley product line was divested in 2016).  The Company’s order intake exceeded $100 million in the first quarter of 2017 and set a new first quarter record as both rental fleet and retail orders delivered year-over-year growth.

Gross profit for the three months ended April 1, 2017 decreased to $13.0 million, down from $15.2 million for the three months ended March 26, 2016.  As a percentage of net sales, the first quarter of 2017 gross margin decreased to 18.9% compared with 21.8% in the first quarter of 2016.  The gross margin was unfavorably impacted by temporary delays in receiving customer-supplied chassis, product mix that included a higher proportion of fleet truck sales which typically yield a lower gross margin, increased group health insurance claims and higher repairs and maintenance expenses associated with lean initiatives.

Selling, general and administrative expenses increased by $0.7 million, or 6.8%, to $10.1 million for the three months ended April 1, 2017, compared with $9.4 million for the three months ended March 26, 2016.  The increase was due to higher sales wages as the Company upgraded sales personnel in key regions, increased group health insurance claims, higher OEM marketing expenses and higher legal fees.

The Company recorded income tax expense of $0.9 million, at an effective tax rate of 32.7%, for the three months ended April 1, 2017, compared with $1.8 million, at an effective tax rate of 32.9%, for the three months ended March 26, 2016.

Net income for the three months ended April 1, 2017 was $1.9 million, or $0.11 per diluted share, compared with net income of $3.8 million, or $0.22 per diluted share, for the three months ended March 26, 2016.

On May 11, 2016, the Company entered into an Asset Purchase Agreement for the sale of certain assets of the Company’s trolley business. Trolley products represented less than 1% of the Company’s consolidated net sales for the first three months of 2017 and approximately 2% for the first three months of 2016.  The after-tax impact on consolidated operations for both periods was immaterial.  The first stage of the transaction closed on June 30, 2016 and the final stage of the transaction is scheduled to close in the second quarter of 2017.  The Company anticipates no material gain or loss will be recognized on the sale.  The sale of the trolley business does not meet the criteria of the Financial Accounting Standards Board (“FASB”) ASU 2014-8 (Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity) and will not be reported as discontinued operations.

Working capital increased to $59.6 million at April 1, 2017, compared with $58.2 million at December 31, 2016.  The Company ended the quarter with $5.4 million in cash and cash equivalents and $7.3 million in debt.  Stockholders’ equity increased at the quarter ended April 1, 2017 to $102.8 million compared with $101.7 million at December 31, 2016.  Supreme invested $0.5 million in facilities and equipment during the first three months of 2017, compared with $0.4 million in the first three months of 2016.  Net cash used by operating activities during the first three months of 2017 totaled $21.8 million, compared with $4.8 million in the first three months of 2016.

Through the first quarter of 2017, we are encouraged by our progress and we are optimistic about our strong backlog and the positive economic indicators.  The directive for 2017 remains to build upon our customer-centric strategy and drive continuous improvements in products, internal processes and customer service levels.  We will continue to invest in strategic initiatives that enhance the consistent execution of our strategy and accelerate profitable growth for the Company.

Net sales

Net sales for the three months ended April 1, 2017 decreased $0.7 million, or 1.1%, to $68.7 million as compared with $69.4 million for the three months ended March 26, 2016.

Due to an increase in fleet truck body sales, truck body sales as a whole increased in the first quarter of 2017 by $0.6 million, or 0.9%, when compared with the same period in 2016.  The sales growth for the quarter was primarily the result of a higher proportion of fleet truck body sales which was offset in part by lower retail truck body sales.  Additionally, truck sales for the first quarter of 2017 were unfavorably impacted by temporary delays in receiving customer-supplied chassis to commence rental fleet production.  The Company’s order intake exceeded $100 million in the first quarter of 2017, setting a new first quarter record as both rental fleet and retail orders delivered year-over-year growth.  Specialty vehicle and trolley sales decreased in the first quarter of 2017 by $0.7 million, or 60.0%, and $0.4 million, or 46.6%, respectively, when compared with same period in 2016.  The reduction in trolley sales was the result of the sale of the product line, which is expected to close in the second quarter of 2017.  To address the Specialty vehicle sales decline, the Company continues to look for opportunities to expand its customer base and product offerings using existing capabilities with a lower cost structure.  The Company’s fiberglass facility supplies fiberglass reinforced plywood for use in the production of certain truck bodies and also sells product to third parties.  Sales to third parties decreased $0.3 million, or 18.5%, for the first quarter of 2017 when compared with last year’s first quarter.

Cost of sales and gross profit

Gross profit decreased by $2.2 million, or 14.3%, to $13.0 million for the three months ended April 1, 2017 as compared with $15.2 million for the three months ended March 26, 2016.  Gross margin, as a percentage of net sales declined to 18.9%, for the three months ended April 1, 2017 as compared with 21.8% for the three months ended March 26, 2016.

For the three months ended April 1, 2017, the gross margin was unfavorably impacted by temporary delays in receiving customer-supplied chassis to commence rental fleet production. While no orders were lost, the delays due to third-party transportation capacity constraints required the orders to be rescheduled across all plants into the subsequent quarters. Operating efficiencies were impacted as a result of dedicated personnel being onboarded and trained, and awaiting chassis arrivals. The chassis transportation issues were resolved in late March of 2017.  Additionally, the first quarter of 2017 included a product mix that contained a higher proportion of fleet truck sales which typically yield a lower gross margin.  Manufacturing overhead as a percentage of net sales increased during the first quarter of 2017 due to reconfiguring certain manufacturing facilities to improve operating efficiencies resulting in higher repairs and maintenance when compared with the first quarter of 2016.  The Company also incurred higher group health insurance claims in the first quarter of 2017 when compared with the first quarter of 2016 due to favorable claim experience in 2016 that did not repeat in 2017.

Delivery expense, as a percentage of net sales, for the three months ended April 1, 2017 decreased 0.1% as compared with the same period in 2016, due to changes in product mix and customer shipment requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.7 million, or 6.8%, to $10.1 million for the three months ended April 1, 2017, as compared with $9.4 million for the three months ended March 26, 2016.  Selling expenses for the three months ended April 1, 2017 increased $0.4 million to $3.3 million as compared with $2.9 million for the three months ended March 26, 2016.

The increase was due to higher sales wages as the Company upgraded sales personnel in key regions, annual merit increases, increased group health insurance claims and higher OEM marketing expenses.  As a percentage of net sales, selling expenses increased 0.5% for the three months ended April 1, 2017, as compared with the same period in 2016.

General and administrative expenses for the three months ended April 1, 2017 increased $0.3 million to $6.8 million as compared with $6.5 million for the three months ended March 26, 2016.  The increase was mainly the result of higher legal fees associated with the SVI, Inc. complaint and increased group health insurance claims.  The increased costs were partially offset by lower profit-based incentive compensation plans.  As a percentage of net sales, general and administrative expenses increased 0.5% for the three months ended April 1, 2017, as compared with the same period in 2016.

Other income

Other income was $69,000 for the three months ended April 1, 2017 compared with $36,000 for the three months ended March 26, 2016.  Other income consisted of rental income, gain on the sale of assets, and other miscellaneous income received by the Company.

Interest expense

Interest expense includes interest on bank debt, and chassis interest on bailment pool chassis reduced by interest support received from a chassis manufacturer.  Interest expense was $0.2 million for both of the three-month periods ended April 1, 2017 and March 26, 2016.  The effective interest rate on bank borrowings was 3.06% at April 1, 2017, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the three months ended April 1, 2017, the Company recorded income tax expense of $0.9 million at an effective tax rate of 32.7% compared with $1.8 million at an effective tax rate of 32.9% for the three months ended March 26, 2016.  The rates differ from the federal statutory rate primarily because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Net income

Net income for the three months ended April 1, 2017 was $1.9 million, or $0.11 per diluted share, compared with a net income of $3.8 million, or $0.22 per diluted share, for the three months ended March 26, 2016.

Basic and diluted income per share

The following table presents basic and diluted income per share:

	Three Months Ended
	April 1, 2017	March 26, 2016

Income per share:
Basic	$0.11	$0.23
Diluted	0.11	0.22

Shares used in the computation of income per share:
Basic	17,099,107	16,682,812
Diluted	17,101,080	17,127,836

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its Credit Agreement. Principal uses of cash have been to support working capital needs, fund capital expenditures, pay cash dividends, and meet debt service requirements.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash used in operating activities totaled $21.8 million for the three months ended April 1, 2017, as compared with net cash used in operating activities of $4.8 million for the three months ended March 26, 2016.

During the first three months of 2017, changes in operating assets and liabilities included a $17.7 million increase in inventories due to an increase in production to support our increasing sales order backlog for both retail and fleet truck customers. The increased sales volume compared with the fourth quarter of 2016 resulted in a $13.8 million increase in accounts receivable. These uses of cash were partially offset by a $7.1 million increase in trade accounts payable resulting from the higher level of inventories.

During the first three months of 2016, changes in operating assets and liabilities included an $8.5 million increase in inventories due to an increase in production to support our increasing sales order backlog for both retail and fleet truck customers. The increased sales volume also resulted in a $6.4 million increase in accounts receivable. These uses of cash were partially offset by a $5.4 million increase in trade accounts payable resulting from the higher level of inventories.

Investing activities

Net cash used in investing activities was $1.6 million for the three months ended April 1, 2017, as compared with net cash used in investing activities of $0.4 million for the three months ended March 26, 2016.

During the first three months of 2017, the Company’s capital expenditures were $0.5 million, primarily consisting of investments in replacement equipment. Additionally, the Company’s wholly-owned captive insurance subsidiary invested $1.1 million of insurance premiums during the first three months of 2017. During the first three months of 2016, the Company’s capital expenditures were $0.4 million, consisting of investments in property, plant and equipment.

Financing activities

Net cash used in financing activities for the three months ended April 1, 2017 was $6.4 million, as compared with $5.9 million of net cash used in financing activities for the three months ended March 26, 2016.

During the first three months of 2017, the Company used $5.7 million to pay cash dividends to its shareholders. The payments consisted of a three and one-half cents ($0.035) per share regular quarterly dividend declared on March 9, 2017, and a thirty cents ($0.30) per share dividend declared on November 9, 2016. The dividend declared on November 9, 2016 consisted of a special dividend of twenty six and one-half cents ($0.265) per share, in addition to a regular quarterly dividend of three and one-half cents ($0.035) per share. Additionally, $0.5 million of shares were surrendered to the Company to satisfy tax obligations upon the vesting of restricted stock.

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

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility.  The Company had unused credit capacity of $35.0 million at April 1, 2017. The Company was in compliance with all provisions of the Credit Agreement during the three months ended April 1, 2017.  The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company expects to enter into a new credit agreement before the Credit Agreement expires.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. In management’s opinion, the Company’s critical accounting policies include revenue recognition, inventory reserves, fair value of assets held for sale, accrued insurance, accrued warranty and unrecognized tax positions.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, other than historical facts, which reflect the view of management with respect to future events. When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “will,” “could,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements. Such forward-looking statements are based on assumptions made by, and information currently available to, management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, restrictions on financing imposed by the Company’s lender(s), limitations on the availability of chassis on which the Company’s products are dependent, availability of raw materials, raw material cost increases, interest rate increases, a change in the number of vehicles subject to a recalls, changes in the costs of implementing the recalls, actions by NHTSA, including fines and/or penalties, or limitations on the availability of materials used to implement the recalls. Additionally, end of first quarter 2017 backlog may not be indicative of end of second quarter 2017 backlog, end of full-year 2017 backlog or future performance. Furthermore, the Company can provide no assurance that any raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products. The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in the Company’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the year ended December 31, 2016.

ITEM 4.                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of April 1, 2017.

b.                                      Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.             RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A: Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, which is herein incorporated by reference.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as a part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1, 2017 to January 28, 2017	—	$—	N/A	N/A
January 29, 2017 to February 25, 2017	—	$—	N/A	N/A
February 26, 2017 to April 1, 2017	26,329	$19.85	N/A	N/A
Total	26,329

(1) Shares surrendered to satisfy tax obligations upon the vesting of restricted stock.

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

Exhibit 3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.

Exhibit 10.1*	2017 Supreme Cash Bonus Plan.

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, filed on May 5, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: May 5, 2017		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: May 5, 2017		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

Exhibit 3.5	Third Amended and Restated Bylaws, filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed on November 10, 2014, and incorporated herein by reference.

Exhibit 10.1*	2017 Supreme Cash Bonus Plan.

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, filed on May 5, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.