Form 10-Q
period 2017-07-01
SUPREME INDUSTRIES INC
filed 2017-08-04
CIK 350846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)	Outstanding at July 26, 2017
Class A	15,503,763
Class B	1,656,467

SUPREME INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 1,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$24,827,651	$35,222,620
Investments	4,152,226	3,003,002
Accounts receivable, net	33,445,865	20,106,253
Inventories	30,691,847	24,245,322
Other current assets	4,931,456	5,644,154
Total current assets	98,049,045	88,221,351

Property, plant and equipment, net	41,481,422	45,747,933
Total assets	$139,530,467	$133,969,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,014,229	$7,195,105
Trade accounts payable	10,936,923	6,803,769
Other accrued liabilities	10,685,014	16,057,283
Total current liabilities	28,636,166	30,056,157

Deferred income taxes	2,010,954	2,181,778
Total liabilities	30,647,120	32,237,935

Stockholders’ equity	108,883,347	101,731,349
Total liabilities and stockholders’ equity	$139,530,467	$133,969,284

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016

Net sales	$95,465,787	$92,871,671	$164,140,486	$162,321,574
Cost of sales	76,362,685	70,459,366	132,041,607	124,748,612
Gross profit	19,103,102	22,412,305	32,098,879	37,572,962

Selling, general and administrative expenses	10,075,201	9,957,880	20,126,673	19,372,831
Other (income) expense	59,265	(20,940)	(10,215)	(57,416)
Operating income	8,968,636	12,475,365	11,982,421	18,257,547

Interest (income) expense	233,482	(36,701)	478,885	146,128
Income before income taxes	8,735,154	12,512,066	11,503,536	18,111,419

Income tax expense	2,433,274	4,215,894	3,338,671	6,055,894
Net income	6,301,880	8,296,172	8,164,865	12,055,525

Other comprehensive income, net of tax	10,522	34,778	31,790	66,868
Comprehensive income	$6,312,402	$8,330,950	$8,196,655	$12,122,393

Income per share:
Basic	$0.37	$0.49	$0.48	$0.71
Diluted	0.37	0.48	0.48	0.70

Shares used in the computation of income per share:
Basic	17,155,898	16,945,141	17,127,502	16,891,693
Diluted	17,157,871	17,222,811	17,129,475	17,185,031

See accompanying Notes to Condensed Consolidated Financial Statements.

SUPREME INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 1,	June 25,
	2017	2016
Cash flows from operating activities:
Net income	$8,164,865	$12,055,525
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,678,306	1,735,341
Deferred income taxes	(170,823)	(199,994)
Stock-based compensation expense	640,917	473,220
Loss on sale of property, plant and equipment, net	151,559	27,347
Changes in operating assets and liabilities	(15,205,030)	(15,545,046)

Net cash used in operating activities	(4,740,206)	(1,453,607)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,622,234)	(1,332,440)
Proceeds from sale of property, plant and equipment	4,231,340	300
Purchases of investments	(1,120,828)	(40,348)

Net cash provided by (used in) investing activities	1,488,278	(1,372,488)

Cash flows from financing activities:
Repayments of revolving line of credit and other long-term debt	(333,336)	(333,334)
Payment of cash dividends	(6,324,928)	(6,168,514)
Treasury stock purchased	(522,687)	(269,177)
Proceeds from exercise of stock options	37,910	70,826

Net cash used in financing activities	(7,143,041)	(6,700,199)

Change in cash and cash equivalents	(10,394,969)	(9,526,294)

Cash and cash equivalents, beginning of period	35,222,620	17,247,891

Cash and cash equivalents, end of period	$24,827,651	$7,721,597

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

The Company has adopted a 52- or 53-week fiscal year ending the last Saturday in December.  The results of operations for the three and six months ended July 1, 2017 and June 25, 2016 are for 13-week and 26-week periods.

NOTE 2 — INVENTORIES

Inventories, which are stated at the lower of cost or market with cost determined using the first-in, first-out method, consist of the following, net of applicable reserves of $1.0 million and $1.1 million as of July 1, 2017 and December 31, 2016, respectively:

	July 1,	December 31,
	2017	2016
Raw materials	$21,865,236	$17,404,606
Work-in-progress	3,661,950	3,397,225
Finished goods	5,164,661	3,443,491
	$30,691,847	$24,245,322

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

Derivatives:  Our derivative instruments consist of an interest rate swap, currently reflected in other accrued liabilities on the Condensed Consolidated Balance Sheets. The Company obtains fair values from financial institutions that utilize internal models with observable market data inputs to estimate the fair value of these instruments (Level 2 inputs).

The carrying amounts of cash and cash equivalents, accounts receivable, and trade accounts payable approximated fair value as of July 1, 2017 and December 31, 2016, because of the relatively short maturities of these financial instruments. The carrying amount of current maturities of long-term debt approximated fair value as of July 1, 2017 and December 31, 2016, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

NOTE 4 — DEBT

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility.  The Company had unused credit capacity of $35.0 million at July 1, 2017. Interest on outstanding borrowings under the Credit Agreement is based on Wells Fargo’s prime rate or LIBOR depending on the pricing option selected and the Company’s leverage ratio (as defined in the Credit Agreement) resulting in an effective interest rate of 3.06% at July 1, 2017 and 3.05% at December 31, 2016.  Pursuant to the Credit Agreement, the financial covenants include a consolidated total leverage ratio, a consolidated fixed charge coverage ratio, a limitation on annual capital expenditures, and a limitation on quarterly cash dividends. As of July 1, 2017 and December 31, 2016, the Company was in compliance with all financial covenants. The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company expects to enter into a new credit agreement before the current Credit Agreement expires.

Revolving Credit Facility

The revolving credit facility provides for borrowings of up to $35.0 million. The revolving credit facility bears interest at (i) LIBOR plus a margin which varies from 1.50% to 2.50% based upon a leverage ratio of total indebtedness to trailing four quarter EBITDA or (ii) the higher of (a) the prime rate and (b) the federal funds rate plus 0.50% plus a margin which varies from 0.50% to 1.50% based upon the debt to EBITDA leverage ratio. The revolving credit facility also requires a quarterly commitment fee ranging from 0.20% to 0.50% per annum depending on the Company’s financial ratios and based upon the average daily unused portion.  As of July 1, 2017, and December 31, 2016, there were no borrowings against the revolving credit facility.

Term Loan Facility

The term loan facility provides for borrowings of up to $10.0 million. The term loan is secured by real estate and improvements, payable in quarterly installments of $166,667 commencing on June 28, 2013, plus interest at prime rate or LIBOR, with the remaining balance due upon maturity on December 19,

2017. As of July 1, 2017 and December 31, 2016, the outstanding balance under the term loan facility was $7.2 million and $7.5 million, respectively.

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

Letter of Credit Facility

During 2014, the Company replaced all outstanding letters of credit with cash deposits with its worker’s compensation insurance carriers. As of July 1, 2017 and December 31, 2016, cash deposits with insurance carriers totaled $1.9 million.

NOTE 5 — STOCK-BASED COMPENSATION

The following table summarizes the activity for the outstanding stock options for the six months ended July 1, 2017:

		Weighted - Average
	Options	Exercise Price
Outstanding, December 31, 2016	17,850	$2.12
Exercised	(17,850)	$2.12
Outstanding, July 1, 2017	—

The following table summarizes the activity for the unvested restricted stock for the six months ended July 1, 2017:

	Unvested	Weighted - Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested, December 31, 2016	129,666	$8.12
Granted	77,495	$19.54
Vested	(49,594)	$10.10
Forfeited	—	$—
Unvested, July 1, 2017	157,567	$13.11

The total fair value of restricted shares vested and recognized as stock-based compensation expense during the six months ended July 1, 2017 was $500,917.

As a part of annual director compensation, a stock award is paid to each of the Company’s outside directors equal to $40,000 divided by the closing sales price on the grant date. The grants are made in quarterly increments. The director stock-based compensation expense recognized during the six months ended July 1, 2017 was $140,000.

Total unrecognized compensation expense related to all share-based awards outstanding at July 1, 2017, was approximately $2.1 million and is to be recorded over a weighted-average contractual life of 2.2 years.

On May 25, 2016, the Company held its annual meeting of stockholders at which the Company’s stockholders approved the 2016 Long-Term Incentive Plan (the “Plan”) which had previously been approved by the Board of Directors and recommended to the stockholders. The Plan is effective until May 25, 2026; provided, however, any awards issued prior to the Plan’s termination will remain outstanding in accordance with their terms. The Plan authorizes the issuance of 1,000,000 shares of the Company’s Class A Common Stock with certain officers being limited to receiving grants of 100,000 shares in any one year. Employees, contractors and non-employee directors of the Company and its subsidiaries are eligible to receive awards under the Plan. The following types of awards may be granted under the Plan:  (1) stock options (incentive and non-qualified); (2) stock appreciation rights; (3) restricted stock and restricted stock units; (4) dividend equivalent rights; (5) performance awards based on achieving specified performance goals; and (6) other awards. As of July 1, 2017, shares reserved for the granting of future share-based awards totaled 910,273, compared to 1,012,140 shares at December 31, 2016.

NOTE 6 — INCOME TAXES

For the three months ended July 1, 2017, the Company recorded income tax expense of $2.4 million at an effective tax rate of 27.9%, compared with $4.2 million at an effective tax rate of 33.7% for the three months ended June 25, 2016.  For the six months ended July 1, 2017, the Company recorded income tax expense of $3.3 million at an effective tax rate of 29.0%, compared with $6.1 million at an effective tax rate of 33.4% for the six months ended June 25, 2016.  The decrease in the effective tax rate for the three and six months ended July 1, 2017 was the result of the adoption of ASU 2016-09 regarding the discrete treatment of excess tax benefits from the vesting of share-based payments.  Additionally, the rates differ from the federal statutory rate because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

NOTE 7 — COMMON STOCK

The Company paid the following cash dividends to all Class A and Class B common stockholders during the six months ended July 1, 2017:

			Cash Dividend
Declaration Date	Record Date	Paid Date	Per Share
November 9, 2016	December 12, 2016	January 3, 2017	$0.300
March 9, 2017	March 23, 2017	March 30, 2017	$0.035
May 25, 2017	June 14, 2017	June 21, 2017	$0.035

NOTE 8 — SALE OF TROLLEY BUSINESS

On May 11, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets of the Company’s trolley business. The final stage of the transaction closed in the second quarter of 2017 and no material gain or loss was realized on the sale.  The trolley business does not meet the criteria of FASB Accounting Standards Update 2014-08 (Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity) and is, therefore, not reported as discontinued operations.

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

On January 3, 2017, an amended complaint was filed against the Company’s subsidiary, Supreme Corporation, in a suit (SVI, Inc. v. Supreme Corporation, Hometown Trolley (a/k/a Double K, Inc.) and Dustin Pence) in the United States District Court, District of Nevada.  The amended complaint (original complaint filed on May 16, 2016), filed by Supreme Corporation’s former trolley distributor, alleges that Supreme Corporation’s sale of its trolley assets to another trolley manufacturer was improper.  Supreme Corporation filed a motion to dismiss which was granted in part on May 30, 2017.  The remaining claims alleged against Supreme Corporation include: (i) misappropriation of trade secrets; (ii) civil conspiracy/collusion; (iii) tortious interference with contractual relationships; (iv) breach of contract; and (v) breach of the covenant of good faith and fair dealing.  The plaintiff alleges that the net present value of the amount lost by the plaintiff is approximately $40,000,000.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter.

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

NOTE 10 — RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 (as updated by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20) is for annual periods, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for years beginning after December 15, 2016, to be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effects of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position, however, this new accounting guidance may require enhanced footnote disclosures.  The Company will adopt the accounting standard during the first quarter of 2018 using the retrospective method to each prior reporting period presented.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation.  This ASU provides guidance for share-based payments, which simplifies (i) the income tax consequences related to exercised or vested share-based payment awards; (ii) the classification of awards as assets or liabilities; and (iii) the classification in the consolidated statements of cash flows. This guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted this new guidance in the second quarter of 2017 as required. The adoption did not have a material impact on the Company’s consolidated financial statements.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto (see Note 1 “Basis of Presentation and Opinion of Management”) located in Item 1 of this document.

Company Overview

Supreme Industries, Inc., through its wholly-owned subsidiary, Supreme Corporation, is a leading manufacturer of specialized commercial vehicles including truck bodies and specialty vehicles.  Established in 1974 and based in Goshen, Indiana, the Company has operations nationwide at seven manufacturing and component locations.  In order to serve major geographic markets, these operations are positioned at strategic locations across the continental United States.  The Company’s significant brand recognition has a 40-plus-year heritage and offers a complete line of multi-purpose truck bodies.  Customers include national rental fleets, national and regional leasing companies, truck dealers and fleet operators.  With shipments of more than 20,000 truck bodies annually, the Company offers bodies to fit most original equipment manufacturers.

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

Results of Operations

Overview

Consolidated net sales for the three months ended July 1, 2017 increased 2.8% to $95.5 million, compared with $92.9 million in the second quarter of 2016.  Higher net sales in the second quarter of 2017 were the result of increased rental fleet truck shipments, which more than offset a decline in retail trucks, specialty vehicles and trolleys.  The Company had no trolley sales during the second quarter of 2017 as a result of the sale of the product line.  In the first six months of 2017, consolidated net sales increased 1.1% to $164.1 million, compared with $162.3 million in the first six months of 2016.

The sales order backlog at the end of the second quarter of 2017 totaled $84.1 million, up 17.0%, compared with $71.9 million at the end of last year’s second quarter, excluding the trolley backlog of $3.6 million (the trolley product line was divested in 2017).

Gross profit in the second quarter of 2017 decreased to $19.1 million, down from $22.4 million in the second quarter of 2016.  The gross profit decrease was primarily due to a significantly higher proportion of lower-margin rental fleet sales in the 2017 quarter. Additionally, material costs, group health insurance and workers’ compensation expenses were notably higher in the second quarter of 2017, compared with 2016.  As a percentage of net sales, the second quarter of 2017 gross profit decreased to 20.0%, compared with 24.1% in the second quarter of 2016.  Gross profit in the first six months of 2017 decreased to $32.1 million, compared with $37.6 million in the same period of 2016.  For the six-month period of 2017, gross margin, as a percentage of net sales, decreased to 19.6%, compared with 23.1% for the first six months of 2016 and was adversely impacted by a lower-margin product mix, higher overhead expenses, and inefficiencies in the first quarter caused by delays in receiving customer-supplied chassis.

Selling, general and administrative expenses increased by $0.1 million, or 1.2%, to $10.1 million for the three months ended July 1, 2017, compared with $10.0 million for the three months ended June 25, 2016.  For the six months ended July 1, 2017, selling, general and administrative expenses increased by $0.7 million, or 3.9%, to $20.1 million, compared with $19.4 million for the six months ended June 25, 2016. The increases were due to higher wages, annual merit increases, increased group health insurance claims, higher OEM marketing expenses, product show costs and legal fees.

For the three months ended July 1, 2017, the Company recorded income tax expense of $2.4 million at an effective tax rate of 27.9%, compared with $4.2 million at an effective tax rate of 33.7% for the three months ended June 25, 2016.  For the six months ended July 1, 2017, the Company recorded income tax expense of $3.3 million at an effective tax rate of 29.0%, compared with $6.1 million at an effective tax rate of 33.4% for the six months ended June 25, 2016.

Net income for the three months ended July 1, 2017 was $6.3 million, or $0.37 per diluted share, compared with net income of $8.3 million, or $0.48 per diluted share, for the three months ended June 25, 2016.  Net income for the six months ended July 1, 2017 totaled $8.2 million, or $0.48 per diluted share, compared with net income of $12.1 million, or $0.70 per diluted share, for the six months ended June 25, 2016.

On May 11, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) for the sale of certain assets of the Company’s trolley business. The final stage of the transaction closed in the second quarter of 2017 and no material gain or loss was realized on the sale.  The trolley business does not meet the criteria of FASB Accounting Standards Update 2014-08 (Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity) and is, therefore, not reported as discontinued operations.

Working capital increased to $69.4 million at July 1, 2017, compared with $58.2 million at December 31, 2016, due to higher inventories, to support a strong order backlog and higher accounts receivable.  The Company ended the quarter with $24.8 million in cash and cash equivalents and $7.2 million in debt.  Stockholders’ equity increased at the quarter ended July 1, 2017 to $108.9 million compared with $101.7 million at December 31, 2016.  Supreme invested $1.6 million in facilities and equipment during the first six months of 2017, compared with $1.3 million in the first six months of 2016.  Net cash used by operating activities during the first six months of 2017 totaled $4.7 million, compared with $1.5 million in the first six months of 2016 primarily due to the higher inventories required to support the strong order backlog.

Despite the decrease in the Company’s profitability and income per diluted share in the three and six months ended July 1, 2017, we remain encouraged by our progress and we are optimistic due to our strong order backlog.  We believe our customer-centric strategy, our strategic initiatives to enhance the consistent execution of our strategy and our continuous improvements in products, internal processes and customer service levels have and are expected to continue to benefit our operations.

Net sales

Net sales for the three months ended July 1, 2017 increased $2.6 million, or 2.8%, to $95.5 million, compared with $92.9 million for the three months ended June 25, 2016.  Net sales for the six months ended July 1, 2017 increased $1.8 million, or 1.1%, to $164.1 million, compared with $162.3 million for the six months ended June 25, 2016.

Truck body sales increased in the second quarter of 2017 by $3.3 million, or 3.7%, compared with the second quarter of 2016.  The sales growth for the quarter was primarily the result of a 39.1% increase in rental fleet truck sales when compared with the same period in 2016, which more than offset a decline in retail truck sales.  Specialty vehicle sales decreased in the second quarter of 2017 by $0.7 million, or 55.4% when compared with the same period in 2016, and the Company had no trolley sales during the second quarter of 2017 as a result of the sale of the product line.  The Company’s fiberglass facility supplies fiberglass reinforced plywood for use in the production of certain truck bodies and also sells product to third parties.  Sales to third parties during the second quarter of 2017 were unchanged compared with last year’s second quarter.  For the six months ended July 1, 2017, truck body sales increased $4.0 million, or 2.5%, which more than offset the decrease in specialty vehicle and trolley sales.  The net sales growth was the result of higher rental fleet truck sales which was offset in part by lower retail truck sales.  Additionally, truck sales for the first quarter of 2017 were unfavorably impacted by temporary delays in receiving customer-supplied chassis to commence rental fleet production.  Fiberglass reinforced plywood sales decreased $0.2 million for the first six months of 2017 when compared with same period last year.

Cost of sales and gross profit

For the three months ended July 1, 2017, gross profit was $19.1 million, or 20.0% of net sales, compared with $22.4 million, or 24.1% of net sales, in 2016. Gross profit for the six months ended July 1, 2017 was $32.1 million, or 19.6% of net sales, compared with $37.6 million, or 23.1% of net sales, for the six months ended June 25, 2016.

For the three months ended July 1, 2017, the gross profit decrease was primarily due to a significantly higher proportion of rental fleet truck sales in the current year which typically yield a lower gross profit. In addition, raw material costs escalated due to higher aluminum and steel prices compared with the prior year period.  Manufacturing overhead, as a percentage of net sales, increased as a result of higher group health insurance and workers’ compensation expenses compared with the same period in 2016.  To address recent cost inflation pressure, the Company implemented a mid-year price increase which we anticipate should benefit the second half of 2017.

For the six months ended July 1, 2017, the gross profit decline was due to the lower margin product mix, highly competitive labor markets (causing employee turnover and labor inefficiency), and higher overhead expenses.  Additionally, temporary delays in receiving customer-supplied chassis to commence rental fleet production adversely impacted the first quarter of 2017. While no orders were lost, the delays due to third-party transportation capacity constraints required the orders to be rescheduled across all plants into subsequent quarters. Operating efficiencies declined as a result of dedicated personnel being hired, trained, and awaiting chassis arrivals. The chassis supply issues were generally resolved in late March of 2017.  Manufacturing overhead in the first quarter of 2017 was also impacted by reconfiguring certain manufacturing facilities to improve operating efficiencies resulting in higher repairs and maintenance expense.

Delivery expense, as a percentage of net sales, for the three and six months ended July 1, 2017 decreased 0.1% for both periods compared with the same periods in 2016.  The slight decrease was due to changes in product mix, rental fleet customer pick-ups, and other customer shipment requirements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.1 million, or 1.2%, to $10.1 million for the three months ended July 1, 2017, compared with $10.0 million for the three months ended June 25, 2016.  Selling, general and administrative expenses increased by $0.7 million, or 3.9%, to $20.1 million for the six months ended July 1, 2017, compared with $19.4 million for the six months ended June 25, 2016.

Selling expenses for the three months ended July 1, 2017 increased $0.1 million to $3.2 million, compared with $3.1 million for the three months ended June 25, 2016.  For the six months ended July 1, 2017, selling expenses increased by $0.5 million to $6.5 million, compared with $6.0 million for the six months ended June 25, 2016.  The increases were due to higher sales wages as the Company upgraded sales personnel in key regions, annual merit increases, increased group health insurance claims, higher OEM marketing expenses and higher product show costs.  As a percentage of net sales, selling expenses increased 0.1% for the three months ended July 1, 2017 and 0.3% for the six months ended July 1, 2017 compared with the same periods in 2016.

General and administrative expenses for the three months ended July 1, 2017 and June 25, 2016 was unchanged at $6.9 million for both periods.  For the six months ended July 1, 2017, general and administrative expenses increased by $0.2 million to $13.6 million, compared with $13.4 million for the six months ended June 25, 2016.  The year-to-date increase was mainly the result of higher legal fees associated with the SVI, Inc. complaint and increased group health insurance claims.  The increased costs were partially offset by lower profit-based incentive compensation expense.  As a percentage of net sales, general and administrative expenses decreased 0.2% for the three months ended July 1, 2017 and increased 0.1% for the six months ended July 1, 2017 compared with the same periods in 2016.

Other income (expense)

Other income (expense) consisted of rental income, gain or loss on the sale of assets, and other miscellaneous income received by the Company.  As a result of a $0.1 million loss on the sale of idle property resulting from the Indiana campus consolidation, other expense was $59,000 for the three months ended July 1, 2017, compared with other income of $21,000 for the three months ended June 25, 2016.  For the six months ended July 1, 2017 and June 25, 2016, other income totaled $10,000 and $57,000, respectively.

Interest (income) expense

Interest (income) expense includes interest on bank debt, and chassis interest on bailment pool chassis reduced by interest support received from a chassis manufacturer.  Interest expense was $0.2 million for the three months ended July 1, 2017, compared with interest income of $37,000 for the three months ended June 25, 2016.  During the quarter ended June 25, 2016, the Company received higher interest support from chassis manufacturers due to higher retail customer demand which more than offset chassis interest and the interest on bank debt.  Interest expense for the six months ended July 1, 2017 was $0.5 million, compared with $0.1 million for the six months ended June 25, 2016. The effective interest rate on bank borrowings was 3.06% at July 1, 2017, and the Company was in compliance with all provisions of its Credit Agreement.

Income taxes

For the three months ended July 1, 2017, the Company recorded income tax expense of $2.4 million at an effective tax rate of 27.9%, compared with $4.2 million at an effective tax rate of 33.7% for the three months ended June 25, 2016.  For the six months ended July 1, 2017, the Company recorded income tax expense of $3.3 million at an effective tax rate of 29.0%, compared with $6.1 million at an effective tax rate of 33.4% for the six months ended June 25, 2016.  The decrease in the effective tax rate for the three and six months ended July 1, 2017 was the result of the adoption of ASU 2016-09 regarding the discrete treatment of excess tax benefits from the vesting of share-based payments.  Additionally, the rates differ from the federal statutory rate because of varying state income tax rates and permanent federal income tax differences including benefits from a captive insurance company and the allowable domestic manufacturer deduction.

Net income

Net income for the three months ended July 1, 2017 was $6.3 million, or $0.37 per diluted share, compared with a net income of $8.3 million, or $0.48 per diluted share, for the three months ended June 25, 2016.  Net income for the six months ended July 1, 2017 was $8.2 million, or $0.48 per diluted share, compared with net income of $12.1 million, or $0.70 per diluted share, for the comparable period last year.

Basic and diluted income per share

The following table presents basic and diluted income per share:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Income per share:
Basic	$0.37	$0.49	$0.48	$0.71
Diluted	0.37	0.48	0.48	0.70

Shares used in the computation of income per share:
Basic	17,155,898	16,945,141	17,127,502	16,891,693
Diluted	17,157,871	17,222,811	17,129,475	17,185,031

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings under its Credit Agreement. Principal uses of cash have been to support working capital needs, fund capital expenditures, pay cash dividends, and meet debt service requirements.

Operating activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Net cash used in operating activities totaled $4.7 million for the six months ended July 1, 2017, as compared with net cash used in operating activities of $1.5 million for the six months ended June 25, 2016. During the first six months of 2017, changes in operating assets and liabilities included a $13.3 million increase in accounts receivable due to increased sales volume compared with the end of 2016, primarily due to the timing of seasonal orders received from fleet truck customers. Additionally, inventories increased by $6.4 million to support our increased sales order backlog. These uses of cash were partially offset by a $4.1 million increase in trade accounts payable related to the higher level of inventories.

During the first six months of 2016, changes in operating assets and liabilities included a $14.4 million increase in accounts receivable due to increased sales volume. Inventories at June 25, 2016 increased $6.9 million compared with the end of 2015. These uses of cash were partially offset by a $3.2 million increase in trade accounts payable related to the higher level of inventories.

Investing activities

Net cash provided by investing activities was $1.5 million for the six months ended July 1, 2017, as compared with net cash used in investing activities of $1.4 million for the six months ended June 25, 2016.

During the first six months of 2017, the Company received $4.2 million for the sale of certain idle facilities in Indiana, which were being marketed for sale or lease. These proceeds were partially offset by capital expenditures of $1.6 million, primarily consisting of investments in replacement equipment, and $1.1 million of insurance premiums invested by the Company’s wholly owned captive insurance subsidiary. During the first six months of 2016, the Company’s capital expenditures were $1.3 million, primarily consisting of investments in replacement equipment.

Financing activities

Net cash used in financing activities for the six months ended July 1, 2017 was $7.1 million, as compared with $6.7 million of net cash used in financing activities for the six months ended June 25, 2016.

During the first six months of 2017, the Company used $6.3 million to pay cash dividends consisting of regular quarterly dividends totaling seven cents ($0.07) per share, and a thirty cents ($0.30) per share dividend declared on November 9, 2016. The dividend declared on November 9, 2016 consisted of a special dividend of twenty six and one-half cents ($0.265) per share, in addition to a regular quarterly dividend of three and one-half cents ($0.035) per share. Additionally, $0.5 million of shares were surrendered to the Company to satisfy tax obligations upon the vesting of restricted stock, and the Company used $0.3 million to make scheduled quarterly principal payments on its outstanding term loan.

During the first six months of 2016, the Company used $6.2 million to pay cash dividends consisting of regular quarterly dividends totaling six and one-half cents ($0.065) per share, and a thirty cents ($0.30) per share dividend declared on November 10, 2015. The dividend declared on November 10, 2015 consisted of a special dividend of twenty seven cents ($0.27) per share, in addition to a regular quarterly dividend of three cents ($0.03) per share. Additionally, the Company used $0.3 million to make scheduled quarterly principal payments on its outstanding term loan.

Capital Resources

Credit Agreement

On December 19, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Under the terms of the Credit Agreement, Wells Fargo agreed to provide to the Company a credit facility of up to $45.0 million, consisting of a revolving credit facility, a term loan facility, and a letter of credit facility.  The Company had unused credit capacity of $35.0 million at July 1, 2017. The Company was in compliance with all provisions of the Credit Agreement during the six months ended July 1, 2017.  The Credit Agreement is for a period of five years ending on December 19, 2017.  The Company expects to enter into a new credit agreement before the current Credit Agreement expires.

Summary of Liquidity and Capital Resources

The Company’s primary capital needs are for working capital demands, to meet its debt service obligations, and to finance capital expenditure requirements. Cash generated from operations, and borrowings available under the Credit Agreement, are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months based on our current cash-flow budgets and forecasts of our liquidity needs.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, other than historical facts, which reflect the view of management with respect to future events. When used in this report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “optimistic,” “encouraged,” “will,” “could,” “should,” and similar expressions, as they relate to the Company or its plans or operations, identify forward-looking statements. Such forward-looking statements are based on assumptions made by, and information currently available to, management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that the expectations reflected in such forward-looking statements are reasonable, and it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, an economic slowdown in the specialized vehicle industry, restrictions on financing imposed by the Company’s lender(s), limitations on the availability of chassis on which the Company’s products are dependent, availability of raw materials, raw material cost increases, interest rate increases, a change in the number of vehicles subject to recalls, changes in the costs of implementing the recalls, actions by NHTSA, including fines and/or penalties, or limitations on the availability of materials used to implement the recalls. Additionally, backlogs may not be indicative of future performance. Furthermore, the Company can provide no assurance that any raw material cost increases can be passed on to its customers through implementation of price increases for the Company’s products. The forward-looking statements contained herein reflect the current view of management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of the Company. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

a.                                      Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of July 1, 2017.

b.                                      Changes in Internal Control over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

The following information provides an update of material developments during the quarter ended July 1, 2017, regarding the discussion set forth under Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

On January 3, 2017, an amended complaint was filed against the Company’s subsidiary, Supreme Corporation, in a suit (SVI, Inc. v. Supreme Corporation, Hometown Trolley (a/k/a Double K, Inc.) and Dustin Pence) in the United States District Court, District of Nevada.  The amended complaint (original complaint filed on May 16, 2016), filed by Supreme Corporation’s former trolley distributor, alleges that Supreme Corporation’s sale of its trolley assets to another trolley manufacturer was improper.  Supreme

Corporation filed a motion to dismiss which was granted in part on May 30, 2017.  The remaining claims alleged against Supreme Corporation include: (i) misappropriation of trade secrets; (ii) civil conspiracy/collusion; (iii) tortious interference with contractual relationships; (iv) breach of contract; and (v) breach of the covenant of good faith and fair dealing.  The plaintiff alleges that the net present value of the amount lost by the plaintiff is approximately $40,000,000.  Due to the inherent risk of litigation, the outcome of this case is uncertain and unpredictable; however, at this time, management believes that the allegations are without merit and is vigorously defending the matter.

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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, filed on August 4, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPREME INDUSTRIES, INC.

	By:	/s/ Mark D. Weber
DATE: August 4, 2017		Mark D. Weber
President and Chief Executive Officer

	By:	/s/ Matthew W. Long
DATE: August 4, 2017		Matthew W. Long
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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
Exhibit 101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, filed on August 4, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Income (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

*Filed herewith.